Form 10-Q
period 2021-09-30
Transcode Therapeutics, Inc.
filed 2021-11-15
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________

FORM 10-Q

____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At November 15, 2021, the registrant had 12,904,574 shares of Common Stock, $0.0001 par value per share, outstanding.

TRANSCODE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

Summary of Material Risks

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully elsewhere in this Quarterly Report on From 10-Q and include, but are not limited to, the following:

●	We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.
●	We will need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, scale back or discontinue some of our product candidate development programs or commercialization efforts.
●	The amount of our future losses is uncertain, and our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.
●	Our independent public accounting firm has previously expressed substantial doubt about our ability to continue as a going concern.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	Because our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenues.
●	Our business is highly dependent on the success of TTX-MC138, our lead candidate which is at the early stages of development. All of our product candidates may require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.
●	We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of TTX-MC138 or any of our other product candidates in development.
●	Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.
●	We may not be successful in our efforts to identify or discover additional product candidates in the future.
●	If product liability lawsuits are brought against us, we may incur substantial financial or other liabilities and may be required to limit commercialization of our product candidates.
●	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	Our product candidates may cause undesirable side effects or death or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.
●	Sales of our products may involve a lengthy sales cycle.
●	A variety of factors, including COVID-19 related issues or inadequate funding for the U.S. Food and Drug Admininstration, or FDA, the U.S. Securities and Exchange Commission, or SEC, and other government agencies, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
●	Even if we receive regulatory approval of TTX-MC138 or any of our other product candidates, we will be subject to ongoing regulatory requirements and continued regulatory review, which may result in significant additional expense. We may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
●	Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, the violation of which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits.
●	Obtaining and maintaining regulatory approval for our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval for that or of any of our other product candidates in other jurisdictions.
●	We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell any products for which we obtain regulatory approval, we may not be able to generate product revenue.
●	Health insurance coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	We expect to rely on third-parties to manufacture and supply materials we require for research and development, preclinical studies and clinical trials which could result in supplies that are limited or interrupted or which may not be of satisfactory quantity or quality or other delays or disruptions.
●	We rely on third parties to conduct certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.
●	Parties conducting some or all of our product manufacturing may not perform satisfactorily.
●	We are highly dependent on others to provide services for certain core aspects of our business.
●	If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.
●	We may not be successful in establishing and maintaining strategic partnerships, which could adversely affect our ability to develop and commercialize products.
●	The global pandemic of the novel coronavirus disease, COVID-19, has, and may continue to, adversely impact our business, including our preclinical studies and clinical trials. Dislocations related to the pandemic and the development of vaccines and other treatments for COVID-19 has led to a shortage of animals available for pre-clinical toxicology and other forms of required testing which could cause delays to our Exploratory Investigational New Drug, or eIND, enabling studies or other required testing.
●	We will need to grow the size of our organization, and we may experience difficulties managing this growth.
●	Compliance with governmental regulations regarding the treatment of animals used in research could increase our operating costs.
●	Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	The patents covering our lead candidate, TTX-MC138, are currently issued only in the U.S. and there are no foreign applications pending for this invention at this time. We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.
●	Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.
●	We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our stock which may decline.
●	We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
●	We may not be able to continue to satisfy requirements of the Nasdaq Capital Market or to maintain a listing of our common stock on the Nasdaq Capital Market.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources and our need for additional financing;
●	the design, conduct and outcome of our planned preclinical activities to support an eIND for our planned Phase 0 trial of TTX-MC138, our lead product candidate focused on metastatic cancer treatment, and our ability to initiate and complete this trial;
●	our ability to expand our drug candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
●	the impact of the global outbreak of the COVID-19 coronavirus, including the spread of new strains of the virus, on the above-described activities, including but not limited to our ability to enroll a sufficient number of patients to advance the above-described clinical trials;
●	the results and timing of the above-described preclinical and clinical trial activities;
●	the therapeutic benefits, effectiveness and safety of our product candidates;
●	our ability to receive regulatory approval for our product candidates in the United States, Europe and other geographies;

●	the expected regulatory approval pathway for our product candidates, and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, development, clinical trials, and commercialization of products;
●	our reliance on third parties for the planning, conduct and monitoring of clinical trials and for the manufacture of clinical drug supplies and drug product;
●	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
●	our estimates of the size and characteristics of the markets that may be addressed by our product candidates;
●	the market acceptance of our product candidates that are approved for marketing in the United States or other countries;
●	our ability to successfully commercialize our product candidates;
●	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our product candidates have been developed to treat;
●	the impact of natural disasters, global pandemics (including the outbreak of a novel strain of the COVID-19 coronavirus and subsequent spread of new strains of the virus), labor disputes, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations at our manufacturing facilities;
●	our ability to utilize our proprietary technological approach to develop and commercialize our product candidates;
●	potential collaborators to license and commercialize any product candidates for which we receive regulatory approval in the future outside of the United States;
●	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●	our ability to attract, retain and motivate key personnel;
●	our ability to generate revenue and become profitable; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCODE THERAPEUTICS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,499,856	$828,016
Prepaid expenses and other current assets	2,704,386	3,199
Total current assets	25,204,242	831,215
Fixed assets, net of depreciation	155,610	—
Deferred offering costs	—	224,153
Total assets	$25,359,852	$1,055,368
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,984,657	$369,177
Deferred grant income	220,075	—
Due to related parties	—	35,685
Total current liabilities	2,204,732	404,862
Convertible promissory notes, net of debt issuance costs and debt discount	—	2,086,675
Accrued interest – convertible promissory notes	—	191,687
Derivative liabilities	—	1,751,000
Warrant liability	—	29,376
Total liabilities	2,204,732	4,463,600
Stockholders’ equity (deficit):
Preferred stock – $0.0001 par value; 10,000,000 and - 0 ‑ shares authorized at September 30, 2021, and December 31, 2020, respectively; - 0 ‑ shares issued and outstanding at September 30, 2021, and December 31, 2020	—	—
Common stock – $0.0001 par value, 290,000,000 shares authorized at September 30, 2021, and 20,000,000 shares authorized at December 31, 2020; 12,904,574 and 4,636,216 shares issued and outstanding at September 30, 2021, and December 31, 2020, respectively	1,291	464
Additional paid-in capital	30,669,297	65,949
Subscription receivable	(9,446)	(12,763)
Accumulated deficit	(7,506,022)	(3,461,882)
Total stockholders’ equity (deficit)	23,155,120	(3,408,232)
Total liabilities and stockholders’ equity (deficit)	$25,359,852	$1,055,368

See accompanying notes to financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$992,946	$53,936	$1,468,457	$132,636
General and administrative	1,366,963	185,555	1,696,444	214,967
Total operating expenses	2,359,909	239,491	3,164,901	347,603
Operating loss	(2,359,909)	(239,491)	(3,164,901)	(347,603)
Other income (expense)
Change in fair value of derivative liabilities	—	(840,000)	(867,000)	(840,000)
Change in fair value of warrant liability	(1,340)	(14,164)	(6,109)	(14,164)
Grant income	31,735	—	88,786	—
Interest expense	(333)	(280,277)	(95,070)	(340,709)
Interest income	141	28	154	114
Total other income (expense)	30,203	(1,134,413)	(879,239)	(1,194,759)
Net loss	$(2,329,706)	$(1,373,904)	$(4,044,140)	$(1,542,362)

Basic and diluted loss per share
Net loss	$(2,329,706)	$(1,373,904)	$(4,044,140)	$(1,542,362)
Weighted-average common shares outstanding	11,526,514	4,636,216	6,932,982	4,636,216
Net loss per share	$(0.20)	$(0.30)	$(0.58)	$(0.33)

See accompanying notes to financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

						Total
			Additional			Stockholders’
	Common Stock		Paid-In	Subscription	Accumulated	Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Nine months ended September 30, 2020
Balance, December 31, 2019	4,636,216	$464	$20,014	$(12,272)	$(1,117,989)	$(1,109,783)
Net loss	—	—	—	—	(41,260)	(41,260)
Interest on subscription receivable	—	—	123	(123)	—	—
Share based compensation	—	—	698	—	—	698
Balance, March 31, 2020	4,636,216	464	20,835	(12,395)	(1,159,249)	(1,150,345)
Net loss	—	—	—	—	(127,198)	(127,198)
Interest on subscription receivable	—	—	245	(245)	—	—
Share based compensation	—	—	699	—	—	699
Balance, June 30, 2020	4,636,216	464	21,779	(12,640)	(1,286,447)	(1,276,844)
Net loss	—	—	—	—	(1,373,904)	(1,373,904)
Interest on subscription receivable	—	—	—	—	—	—
Share based compensation	—	—	31,383	—	—	31,383
Balance, September 30, 2020	4,636,216	$464	$53,162	$(12,640)	$(2,660,351)	$(2,619,365)

Nine months ended September 30, 2021
Balance, December 31, 2020	4,636,216	$464	$65,949	$(12,763)	$(3,461,882)	$(3,408,232)
Net loss	—	—	—	—	(4,485,338)	(4,485,338)
Interest on subscription receivable	—	—	128	(128)	—	—
Share based compensation	—	—	48,431	—	—	48,431
Balance, March 31, 2021	4,636,216	464	114,508	(12,891)	(7,947,220)	(7,845,139)
Net income	—	—	—	—	2,770,904	2,770,904
Interest on subscription receivable	—	—	103	(103)	—	—
Proceeds from subscription receivable	—	—	—	3,640	—	3,640
Share based compensation	—	—	34,514	—	—	34,514
Balance, June 30, 2021	4,636,216	464	149,125	(9,354)	(5,176,316)	(5,036,081)
Net loss	—	—	—	—	(2,329,706)	(2,329,706)
Issuance of common stock in initial public offering, net of offering costs	7,187,500	719	25,399,954	—	—	25,400,673
Conversion of convertible promissory notes, including embedded derivative, to common stock upon completion of initial public offering	1,068,135	107	4,991,324	—	—	4,991,431
Exercise of warrants	12,723	1	64,751	—	—	64,752
Interest on subscription receivable	—	—	92	(92)	—	—
Share based compensation	—	—	64,051	—	—	64,051
Balance, September 30, 2021	12,904,574	$1,291	$30,669,297	$(9,446)	$(7,506,022)	$23,155,120

See accompanying notes to financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,044,140)	$(1,542,362)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	13,482	—
Share-based compensation expense	146,996	32,780
Change in fair market value of derivative liabilities	867,000	840,000
Non-cash interest expense	39,471	252,819
Change in fair market value of warrant liability	6,109	14,164
Changes in assets and liabilities:
Prepaid expenses and other current assets	(2,701,186)	(3,200)
Accounts payable and accrued expenses	1,766,148	80,429
Deferred grant income	220,075	—
Payment of amount due to related parties	(35,685)	—
Accrued interest on convertible promissory notes	55,598	87,890
Net cash used in operating activities	(3,666,132)	(237,480)
Cash flows from investing activities:
Purchase of equipment	(169,092)	—
Net cash used in investing activities	(169,092)	—
Cash flows from financing activities:
Proceeds from initial public offering (IPO) of common stock, net of offering costs	26,335,100	—
Proceeds from exercise of warrants	29,267	—
Proceeds from convertible promissory notes	—	1,190,000
Proceeds from subscription receivable	3,640	—
Payments of deferred offering costs	(860,943)	(61,055)
Net cash provided by financing activities	25,507,064	1,128,945
Net change in cash and cash equivalents	21,671,840	891,465
Cash and cash equivalents, beginning of period	828,016	204,471
Cash and cash equivalents, end of period	$22,499,856	$1,095,936
Supplemental disclosure of cash flow
Cash paid during the year for:
Interest	—	—
Income taxes	—	—
Supplemental disclosure of non-cash investing and financing activities:
Accrued interest on subscriptions receivable	$323	$368
Debt discounts associated with derivative liabilities of convertible promissory notes	$37,471	$304,000
Deferred offering costs included in accounts payable and accrued expenses	$—	$12,459
Conversion of convertible promissory notes, including embedded derivative, to common stock	$4,991,431	$—
Deferred offering costs adjusted into additional paid-in capital in connection with IPO	$73,484	$—
Fair value of warrant liability associated with warrant exercise	$35,485	$—
Underwriting discounts and commisions paid from gross proceeds of IPO	$2,414,900	$—

See accompanying notes to financial statements.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

(1)   Nature of Business and Liquidity

TransCode Therapeutics, Inc. (the “Company” or “TransCode”) was incorporated on January 11, 2016, under the laws of the State of Delaware. TransCode is a biopharmaceutical company focused on developing and commercializing innovative drugs for treating metastatic disease. TransCode is preparing for its first clinical study. The Company’s lead therapeutic candidate, TTX-MC138, is an oligonucleotide conjugated to an iron oxide nanoparticle designed to be administered by infusion to inhibit the ability of metastatic tumor cells to survive. The goal of the therapy to treat metastatic disease, if approved, is to achieve lifelong regression and long-term patient survival.

Since its founding, the Company has been engaged in organizational activities, including raising capital, and research and development activities. The Company has not generated revenues and has not yet achieved profitable operations, nor has it ever generated positive cash flows from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. The Company is subject to those risks associated with any early-stage biopharmaceutical company that requires substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approvals, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital.

To date, the Company has incurred substantial losses and negative cash flows from operations. It expects to continue to incur operating losses for the foreseeable future until such time, if ever, that the Company can generate significant revenue from product candidates currently in development. At September 30, 2021, the Company had an accumulated deficit of $7,506,022. At September 30, 2021, the Company had $22,499,856 in cash and cash equivalents. Through September 30, 2021, the Company’s primary source of capital was from the sale of convertible promissory notes and equity securities.

On July 13, 2021, the Company completed the initial public offering (“IPO”) of its common stock at an initial offering price of $4.00 per share. The Company’s common stock commenced trading on the Nasdaq Capital Market on July 9, 2021, under the ticker symbol “RNAZ”. The Company issued 7,187,500 shares of common stock in connection with the IPO, including exercise of the underwriter’s over-allotment option. The gross proceeds from the IPO, including proceeds from the exercise of the underwriters’ option to purchase additional shares, were $28.8 million. The net proceeds from the IPO were approximately $25.4 million after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company, including offering costs paid in 2020 and offering costs accrued and unpaid as of June 30, 2021. In connection with the IPO, the Company also granted the underwriters warrants to purchase up to 312,500 shares of Company common stock at an exercise price of $5.00 per share (125% of the initial public offering price). Upon the closing of the IPO, outstanding convertible promissory notes and accrued interest thereon converted into 1,068,135 shares of Company common stock.

As of the date of these financial statements, management believes that its current cash and cash equivalents and funding from an SBIR Grant awarded the Company in April 2021, are sufficient to fund operations and capital requirements for at least the next 12 months. The Company expects to need to raise additional capital to complete clinical development of, and to commercialize, its product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

(2)   Summary of Significant Accounting Policies

(a)   Basis of Presentation

The interim financial statements included herein are unaudited. These financial statements have been prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (ASC) and Accounting Standards Update (ASU) of the Financial Accounting Standards Board (FASB). In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of TransCode Therapeutics, Inc. at September 30, 2021, and its results of operations and its cash flows for the three and nine months ended September 30, 2021 and 2020. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020, and notes thereto contained in the Company’s prospectus dated July 8, 2021, filed with the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

(c)   Basic and Diluted Earnings (Loss) per Share

Basic net earnings (loss) per share is determined by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share includes the effect, if any, from the potential conversion, vesting or exercise of securities (Contingent Securities) such as convertible promissory notes and stock options, which would result in the issuance of incremental shares of common stock. The computation of diluted net earnings (loss) per shares does not include the conversion or exercise of Contingent Securities that would be antidilutive. The basic and diluted computations of net loss per share for the three and nine months ended September 30, 2021 and 2020, are the same because the effect of the Contingent Securities, if applicable, was antidilutive.

(d)   Cash and Cash Equivalents

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with original maturities of three months or less as cash and cash equivalents. At times, the Company’s cash balances in U.S. banks may exceed the levels of insured amounts under the Federal Deposit Insurance Corporation (FDIC). The Company’s cash balances at September 30, 2021, were $22,499,856.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

(e)   Fair Value of Financial Instruments

The Company’s financial instruments at September 30, 2021, and December 31, 2020, included cash and cash equivalents, accounts payable, accrued expenses, convertible notes, derivative liabilities related to the convertible notes and the warrant liability. Cash and cash equivalents and the derivative liabilities are reported at fair value. The recorded carrying amount of accounts payable and accrued expenses reflect their fair value due to their short-term nature. The carrying value of the interest-bearing convertible notes approximates fair value based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

(f)   Research and Development

Research and development costs are expensed as incurred and primarily comprise expenses to discover, research and develop therapeutic candidates. These expenses may include personnel costs, stock-based compensation expense, materials and supplies, allocated facility-related and depreciation expenses, third-party license fees, and costs under arrangements with third party vendors, such as contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and consultants. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as expenses as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered. At September 30, 2021, and December 31, 2020, the Company’s outstanding payables to CROs or CMOs were $101,124 and $31,346, respectively.

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

(g)   Grant Income

Funds from grants are recognized as grant income in the statements of operations as and when earned for the specific research and development projects for which the grants are designated. Grant payments received are recorded as deferred grant income on the Company’s balance sheet until the related income has been earned. Grant income earned in excess of grant payments received is recorded as grant receivable on the Company’s balance sheet.

(h)   Share-Based Compensation

Share-based compensation, if any, for employees and non-employees is measured at the grant date based on the fair value of the award. The Company recognizes compensation expense, if any, for awards to employees and directors over the requisite service period, which is generally the vesting period of the respective award, and for awards to nonemployees over the period during which services are rendered by such nonemployees until completed. Generally, the Company issues awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company classifies share-based compensation expense in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. Forfeitures are accounted for as they occur.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

Because prior to the IPO, there was no public market for the Company’s common stock, the estimated fair value of the common stock was determined by the Company’s board of directors (the “Board”) as of the date of each award, with input from management, considering, when available, third-party valuations of the Company’s common stock as well as the Board’s assessment of additional objective and subjective factors that it believed were relevant and which may have changed between the date of the most recent third-party valuation and the date of the grant. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different. The fair value of future awards will be determined using the closing price of the Company’s common stock on the date of grant.

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

(i)   Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2021, and December 31, 2020, the Company had a full valuation allowance against deferred tax assets.

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

There are currently no open Federal or State tax audits. The Company has not recorded any liability for uncertain tax positions at September 30, 2021, or December 31, 2020.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheet.

In connection with the Company’s convertible promissory notes, the Company identified certain embedded and freestanding derivatives which it recorded as liabilities on the balance sheets and remeasured to fair value at each reporting date until the derivative was settled. Changes in the fair value of the derivative liabilities are recognized in the statements of operations.

(l)   Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process capital stock financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the statements of operations. As of September 30, 2021, and December 31, 2020, the balances of deferred offering costs were $0 and $224,153, respectively, incurred in connection with the Company’s IPO and reported as long-term assets on the accompanying balance sheets. Total deferred offering costs of $934,427 were offset against proceeds received from the IPO and charged to additional paid-in capital.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

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

(o)   Reverse Stock Split

On March 22, 2021, the Board and shareholders of the Company approved a reverse stock split of the Company’s common stock at a ratio of one share for every 1.6486484 shares previously held. All common stock share and per share data and conversion or exercise price data for applicable common stock equivalents included in these financial statements have been retroactively adjusted to reflect the reverse stock split.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021, and December 31, 2020. The carrying amount of cash and accounts payable approximated fair value as they are short term in nature. The guidance in ASC 815, Derivatives and Hedging, required that we mark the value of our common stock warrant liability to market and recognize the change in valuation in our statements of operations each reporting period. Determining the warrant liability to be recorded required us to develop estimates to be used in calculating the fair value of the warrant. The fair value of the common stock warrants we issued were estimated based on a Black-Scholes model at the reporting date. The estimated fair value of the warrant liability and the derivative liability (“embedded put features”) included in the convertible promissory notes represent Level 3 measurements. The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities:

	Fair value measurements as of
	December 31, 2020, using:
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$—	$1,751,000	$1,751,000
Warrant liability	—	—	29,376	29,376
	$—	$—	$1,780,376	$1,780,376

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

At September 30, 2021, the Company had no derivative liabilities or warrant liability.

During the three and nine months ended September 30, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

A summary of the changes in the fair value of Level 3 financial instruments for the nine months ended September 30, 2021, is as follows:

Level 3
Balance, December 31, 2020	$1,780,376
Changes in fair value of derivative liability	867,000
Extinguishment of liability on conversion of Notes	(2,647,376)
Changes in fair value of warrant liability	6,109
Extinguishment of liability on exercise of warrants	(6,109)
Balance, September 30, 2021	$—

For further discussion of the derivative liabilities, see Note 8. For further discussion of the warrant liability, see Note 10.

(4)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2021	2020
Prepaid operating expenses	$46,283	$—
Contract manufacturers and research organizations	164,145	—
Insurance premiums	2,002,983	—
Deposits	9,410	3,199
Other current assets	481,565	—
	$2,704,386	$3,199

(5)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2021	2020
Professional and consulting fees	$107,386	$273,294
Research and development expenses	118,557	51,806
Accrued license payments	3,570	42,300
Operating expenses	56,625	1,777
Insurance premiums	1,664,340	—
Payroll and benefits	34,179	—
	$1,984,657	$369,177

See Note 7 for further information regarding the accrued license payments.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

(6)   Deferred Grant Income

In April 2021, the Company received a Fast-Track Small Business Innovation Research, or SBIR, Award from the National Cancer Institute of the National Institutes of Health (the “NIH”). The Award is expected to provide $2,392,845 over three years to fund a two-phased research partnership between the Company and Massachusetts General Hospital. In May 2021, the Company received the first year funding of $308,861 which it recorded as Deferred Grant Income. Income under the Grant is recognized as work under the Grant is completed. The Company recognized $31,735 of Grant Income for the three months ended September 30, 2021, and $88,786 for the nine months ended September 30, 2021.

(7)   Commitments and Contingencies

(a)   Leases

In March 2021, the Company entered into an agreement with Massachusetts Biomedical Initiatives, Inc. (“MBI”) whereby the Company has subleased approximately 2,484 square feet of laboratory space with room for minor administrative functions. The Company may also use shared laboratory equipment at the facility. The monthly rental is $6,210 and the Company pays an additional amount for its allocated share of operating expenses currently assessed at $15 per square foot or $3,105 per month. The agreement is for one year, includes an option to extend the agreement upon the mutual agreement of the parties, and is cancelable anytime upon 90 days’ notice. The lease commitment as of September 30, 2021, through February 28, 2022, amounts to $46,575. In March 2020, the Company entered into an agreement with the Pagliuca Harvard Life Lab whereby the Company rented one laboratory bench and the right to use certain common facilities at the Life Lab. In March 2021, the Company terminated the arrangement with the Life Lab.

(b)   License Agreement

In November 2018, the Company licensed the exclusive rights to certain intellectual property to support development of its therapeutic candidates (“License”). The intellectual property licensed by the Company is owned by The General Hospital Corporation, d/b/a Massachusetts General Hospital, (“Licensor”). Payments by the Company under the license agreement included a one-time non-refundable fee of $50,000 paid after execution of the License; reimbursement of Licensor’s patent costs which, at execution of the License, were approximately $145,000; a minimum annual license fee of $25,000 payable within 60 days of each anniversary of the effective date of the License prior to the first commercial sale of a product or process covered by the License; milestone payments upon attainment of certain milestone events; royalties based on net sales of products covered by the patent-related rights; and a portion of any sublicense income received by the Company. The Company is responsible for the development and commercialization of the licensed assets and for meeting certain milestones set forth in the License.

At September 30, 2021 and December 31, 2020, the Company had accrued $3,570 and $42,300, respectively, in license payments under the terms of the License, included in accounts payable and accrued expenses. The amounts due at September 30, 2021, and at December 31, 2020, have been paid.

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

As of September 30, 2021, and December 31, 2020, no milestone events had been achieved.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

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

In November 2020, the Company and Licensor amended the November 2018 license. Under the amendment, the intellectual property licensed in 2018 was categorized as “Patent Family 1” and a provisional patent filing related to the Company’s nanoparticle technology was added to Patent Family 1. A second patent family (“Patent Family 2”) was created which includes Licensor intellectual property targeting PD-L1.

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

Option Agreement

The Company signed an Exclusive Option And Internal Evaluation License Agreement (the “Option”) with the Licensor effective February 15, 2021. Under the Option, the Company has (1) the exclusive right to negotiate a license of a certain technology patented by the Licensor and (2) a non-exclusive internal evaluation license to allow the Company to evaluate the technology. The Option provided for a six-month term at a cost of $5,000 with a right to extend, upon the mutual agreement of the parties, for an additional six months for a second $5,000 payment. In August 2021, the Licensor agreed to extend the initial term of the Option until November 15, 2021, at no cost to the Company. Effective November 8, 2021, the Company and the Licensor agreed to extend the Option through May 22, 2022, at a cost to the Company of $5,000. The Company is also responsible for patent costs related to the subject technology incurred by Licensor during the Option period. Patent costs incurred by the Licensor prior to the effective date will not be reimbursed under the Option.

(c)   Employment Agreements

Prior to the IPO, the Company entered into employment agreements with its executive officers which became effective on completion of the IPO. The employment agreements provide the employee with, among other things, severance payments upon termination of the agreement by the Company for any reason other than for cause, death or disability or by the employee for good reason. The maximum aggregate severance payments under the agreements, which arise in the event of termination involving a Change of Control (as defined in the agreements), are approximately $2,412,000.

(d)   Litigation

The Company may from time to time be subject to claims by others under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. At September 30, 2021, and December 31, 2020, the Company did not have any pending legal actions.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

(e)   Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that require the Company, among other things, to indemnify the parties against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any costs as a result of payments required by such indemnifications. The Company is not aware of any indemnification arrangements that could have a material adverse effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements, as of September 30, 2021, and December 31, 2020.

(f)   Risks and Uncertainties

In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, surfaced in Wuhan, China, and subsequently spread worldwide, including to Eastern Massachusetts where the Company’s primary office and laboratory space is located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations directly or through parties on whom we depend will also depend on future developments, which are highly uncertain and cannot be predicted with confidence. The outcome of these events could delay the Company’s plans, increase its operating expenses and have a material adverse effect on its financial results.

In July 2021, the Company was subject to what it believes was a sophisticated computer-based phishing attack involving $526,435 of which $45,682 was recovered in five days while $480,753 was held by the receiving bank pending investigation and resolution. At September 30, 2021, the latter amount was included in the Other Current Assets; it was recovered in full on October 15, 2021. Management believes this incident had an immaterial impact on the Company’s financial condition and is reviewing its computer-related policies to implement additional defenses.

(8)   Convertible Promissory Notes

From May 2018 through May 2020, the Company issued 14 convertible promissory notes (“Notes”) having an aggregate principal amount of $2,240,000 with an interest rate of 6% per annum. These Notes and accrued interest thereon converted into 1,068,135 shares of the Company’s common stock in connection with the Company’s IPO. As of the IPO (July 13, 2021) and at December 31, 2020, total accrued interest on the Notes was $247,285 and $191,687, respectively.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

Convertible promissory notes at the time of the IPO comprised the following:

		Principal	Accrued Interest at	Accrued Interest at
Note Identifier	Issue Date	Amount	July 13, 2021	December 31, 2020
Note One	May 2, 2018	$500,000	$92,548	$80,137
Note Two	June 26, 2018	$50,000	$8,803	$7,562
Note Three	March 2, 2019	$100,000	$13,249	$10,767
Note Four	March 5, 2019	$50,000	$6,625	$5,466
Note Five	March 8, 2019	$50,000	$6,707	$5,384
Note Six	March 15, 2019	$50,000	$6,567	$5,326
Note Seven	March 20, 2019	$50,000	$6,534	$5,293
Note Eight	November 7, 2019	$100,000	$9,205	$6,723
Note Nine	November 7, 2019	$100,000	$8,942	$6,460
Note Ten	February 17, 2020	$1,000,000	$75,806	$50,984
Note Eleven	April 3, 2020	$40,000	$2,780	$1,790
Note Twelve	May 8, 2020	$50,000	$3,192	$1,951
Note Thirteen	May 8, 2020	$50,000	$3,192	$1,951
Note Fourteen	May 15, 2020	$50,000	$3,135	$1,893

The unamortized amounts of debt issuance costs and debt discounts at the IPO and December 31, 2020, are:

	July 13, 2021	December 31, 2020
Principal amount of convertible promissory notes	$2,240,000	$2,240,000
Less unamortized debt issuance costs	(6,002)	(8,002)
Less unamortized debt discounts	(107,852)	(145,323)
Convertible promissory notes, net	$2,126,146	$2,086,675

Settlement of the Notes required that, at the closing of a Qualified Financing (as defined) the Company provide the holder with a variable number of shares with an aggregate fair value determined by reference to the debt principal and accrued but unpaid interest. In this scenario, the value that the holder receives at settlement does not vary with the value of the Company’s common stock, so the settlement provision was not a typical conversion option. Rather, the share settlement feature was considered a contingent redemption provision (i.e., a contingent embedded put). The Company evaluated the embedded put features in accordance with ASC 815-15-25. The embedded puts are not clearly and closely related to the debt host instrument and therefore have been separately measured at fair value, with subsequent changes in fair value recognized in the statement of operations.

Management used a scenario-based analysis to estimate the fair value of the embedded put features upon issuance of the Notes. The original values of the embedded put features were recorded as a debt discount to the Notes which discount is amortized over the life of the Notes as non-cash interest expense during the reporting periods.

The IPO constituted a Qualified Financing. At the IPO and December 31, 2020, the fair value of the derivative liability was $2,618,000 and $1,751,000, respectively. Between December 31, 2020, and the IPO, the Company recorded a decrease in fair value of the derivative liability of $867,000.

In the year ended December 31, 2020, the Company amortized debt issuance costs of $10,538 to interest expense. In 2021, through the IPO, the Company amortized $2,000 of debt issuance costs to interest expense.

On the IPO, the full principal amount of Notes outstanding of $2,240,000, the full amount of derivative liabilities associated with the Notes of $2,618,000, as well as accrued interest of $247,285, converted into 1,068,135 shares of common stock. In connection with the conversion of the Notes, the balances of debt discount and debt issuance costs, in the amounts of $107,852 and $6,002, respectively, were also eliminated.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

(9)   Stockholders’ Equity

(a)   Overview

The Company’s Certificate of Incorporation, originally filed on January 11, 2016, was amended on April 15, 2020, to increase the number of shares of Common Stock authorized and to authorize the issuance of Preferred Stock. The Company’s Certificate of Incorporation was further amended and restated on April 27, 2021. The total number of shares which the Company is authorized to issue is 300,000,000, each with a par value of $0.0001 per share. Of these shares, 290,000,000 shall be Common Stock and 10,000,000 shall be Preferred Stock. At September 30, 2021, and December 31, 2020, the Company had issued and outstanding 4,636,216 shares of restricted common stock subject to forfeiture until vested. At those dates, 4,617,287 shares and 4,489,738 shares, respectively, of restricted common stock had vested. Of the shares sold in 2018, an aggregate of 292,250 shares were issued to two purchasers in exchange for subscriptions receivable bearing interest at 4% per annum and secured by the underlying restricted shares. One subscription receivable in the principal amount of $3,290 and accumulated interest was repaid in April 2021. At September 30, 2021, and December 31, 2020, the principal balances of subscriptions receivable was $8,400 and $11,690, respectively, and accrued interest was $1,046 and $1,073, respectively. The Preferred Stock is undesignated; no shares of Preferred Stock have been issued.

The following table lists information about unvested restricted common stock.

Unvested restricted common stock at December 31, 2020	146,483
Shares issued	—
Shares vested	(127,554)
Unvested restricted common stock at September 30, 2021	18,929

Our IPO was completed on July 13, 2021, in which we sold 7,187,500 shares at a public offering price of $4.00 per share. The gross proceeds from the IPO were $28,750,000 from which we paid $2,415,000 of underwriting commissions and expenses and $934,427 of other offering expenses. The underwriter also paid $100 in aggregate for the underwriter warrants issued in connection with the IPO.

(b)   Common Stock

i.	Dividends

Subject to the rights of holders of any Preferred Stock, holders of the Common Stock are entitled to receive dividends as may be declared from time to time by the Board. No cash dividends were declared or paid during the three and nine months ended September 30, 2021 and 2020, or at any other time through the date of these financial statements.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

(10)   Warrants

In connection with the May 2, 2018, issuance of the Convertible Promissory Note designated as “Note One” (see Note 8), the Company agreed to pay a cash fee to the finder involved in the sale and to issue to the finder warrants to purchase shares of the Company’s common stock. The number of shares of common stock subject to the warrants is equal to five percent of the number of shares of Common Stock into which Note One converts. The exercise price is the conversion price applicable on conversion of the Note. The number of shares of Common Stock to be issued to the holder of the Note on conversion of the Note is equal to the principal amount of the Note, plus accrued but unpaid interest to the date of conversion, divided by the applicable conversion price. The applicable conversion price is equal to the price paid for the Company’s equity securities in a Qualified Financing (as defined) less a discount. The discount ranges from 20% to 30% depending on the length of time after the investment to complete the Qualified Financing.

Pursuant to ASC 718, the obligation to issue the Warrants was accounted for as a liability until exercise or expiration as they are an award that embodies an unconditional obligation to issue an undeterminable number of shares for a fixed monetary amount known at inception. Upon issuance, the liability was reclassified to equity.

The obligation to issue Warrants has been recorded at fair value on inception date and was remeasured at each reporting period until exercise or expiration. The compensation cost recognized for a liability-classified award equals the amount for which the award is settled. Therefore, the Company measured the obligation to issue warrants at fair value on May 2, 2018, and remeasured fair value at each reporting period until the Warrants were exercised.

Regardless of the applicable conversion price resulting from application of the foregoing process, the applicable conversion price could not exceed that price per share that equates to a $15 million pre-money valuation. The Warrants were exercised in full the day prior to the IPO at an exercise price of $2.32 per share. Also, at the time of exercise, in addition to recording the aggregate exercise price of the warrants, the Company also extinguished the balance of the warrant liability.

A summary regarding the fair value of the warrant liability is as follows:

Warrant Liability
Fair value at December 31, 2020	$29,376
Change in fair value	6,109
Fair value at July 12, 2021 (date of exercise)	35,485
Extinguishment of warrant liability on warrant exercise	(35,485)
Fair value at September 30, 2021	$—

The fair value of the Company’s warrant liability was calculated using the Black-Scholes model and the following assumptions:

	As of	As of
	July 13,	December 31,
	2021	2020
Fair value per share of Company’s common stock	$3.94	$3.91
Dividend yield	0.0%	0.0%
Expected volatility	88.0%	84.0%
Risk free interest rate	0.6%	0.3%
Expected life (years)	3.44	4.67
Fair value of warrants	$35,485	$29,376

Underwriter Warrants

In connection with the IPO, the Company granted the underwriters warrants to purchase up to 312,500 shares of Company common stock at an exercise price of $5.00 per share, which amount is 125% of the initial public offering price. The warrants have a

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

five-year term and are not exercisable prior to January 9, 2022. All of the warrants were outstanding at September 30, 2021. The Company accounts for the warrants as a component of stockholders’ equity.

(11)   Share-Based Compensation

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

In April 2020, the Board approved the TransCode Therapeutics, Inc. 2020 Stock Option and Incentive Plan (the “2020 Plan”) providing for the issuance of options or other awards to purchase up to 3,032,787 shares of the Company’s Common Stock. The Board has determined not to make any further awards under the 2020 Plan following the closing of the IPO. In March 2021, our 2021 Stock Option and Incentive Plan (the “2021 Plan”) was approved by our Board and our stockholders and became effective upon the effectiveness of our IPO. The 2021 Plan provides for the issuance of options or other awards to purchase up to 2,500,000 shares of the Company’s Common Stock.

Both Plans provide for grants of equity in the form of stock awards, stock options and other instruments to employees, members of the Board, officers and consultants of and advisors to the Company. The Plans are administered by the Board or, at the discretion of the Board, by a committee of the Board. The amount and terms of grants are determined by the Board. The terms of options granted under the Plans generally are for ten (10) years after date of grant and are exercisable in cash or as otherwise determined by the Board. The vesting period for equity-based awards is determined at the discretion of the Board and is generally two to four years. If stock options granted under the 2021 Plan terminate, expire, or are surrendered or cancelled, the shares subject to such grants will again be available under the 2021 Plan.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

In 2020, the Board awarded options to purchase 1,756,279 shares of Common Stock under the Plan, all of which were outstanding at September 30, 2021. In January 2021, the Board awarded options to purchase 36,393 shares of Common Stock under the Plan, all of which were outstanding at September 30, 2021. No awards have been made under the 2021 Plan.

At September 30, 2021, there were 891,304 options outstanding under the 2020 Plan that were vested and exercisable. Information about options to purchase Common Stock of the Company under the 2020 Plan is as follows:

Weighted
		average	Weighted
		exercise	average
	Number of	price	contractual
	shares	per share	term (years)
Outstanding at December 31, 2019	—	—	—
Granted	1,756,279	$0.25	5.9
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2020	1,756,279	$0.25	5.9
Granted	36,393	$3.91	5.5
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at September 30, 2021	1,792,672	$0.32	5.9

The intrinsic value of the outstanding options as of September 30, 2021, was $4,786,434.

Option valuation

The assumptions that the Company used to determine the grant-date fair value of options granted in the three and nine months ended September 30, 2021, (no options were granted in the three months ended September 30, 2021) were as follows:

Nine months ended
September 30, 2021
Risk-free interest rate	0.59%
Expected term (in years)	6.0
Expected volatility	97.20%
Expected dividend yield	—%
Fair value per share of underlying stock	$3.91

The weighted average grant date fair value of the options granted in 2021 was $3.01 per share.

The Company recorded share-based compensation expense of $64,052 and $146,996 during the three months and nine months ended September 30, 2021, respectively. Share-based compensation in the three months ended September 30, 2021, was entirely related to stock options. Share-based compensation in the nine months ended September 30, 2021, comprised $145,599 related to stock options and $1,397 related to restricted stock. The remaining compensation costs to be recognized on the stock options is approximately $279,166 over approximately 2.15 years.

(12) Net Loss Per Share

The Company reported net losses for the three and nine months ended September 30, 2021 and 2020. Basic and diluted net loss per share attributable to common stockholders are the same for all periods in which the Company reported losses because shares issuable on conversion of all convertible promissory notes, upon exercise of all warrants, and upon exercise of vested stock options have been excluded from the computation of diluted weighted-average shares outstanding because their inclusion would have been antidilutive.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic earnings (loss) per share
Numerator
Net income (loss)	$(2,329,706)	$(1,373,904)	$(4,044,140)	$(1,542,362)
Denominator
Weighted-average common shares outstanding	11,526,514	4,636,216	6,932,982	4,636,216
Net earnings (loss) per share	$(0.20)	$(0.30)	$(0.58)	$(0.33)

(13) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three and nine months ended September 30, 2021, and 2020. The Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2021, and December 31, 2020, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. Accordingly, the benefit of the net operating loss that would have been recognized in the three months ended September 30, 2021 and 2020, was fully offset by changes in the valuation allowance.

As of September 30, 2021, and December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

(14) Related -Party Transactions

Between inception and mid-2018, major shareholders and co-founders funded certain expenses of the Company. The aggregate amount of these expenses remaining unreimbursed at September 30, 2021, and December 31, 2020, is $0 and $35,685, respectively. The Company reimbursed these amounts during the three months ended September 30, 2021.

On approximately April 26, 2021, three members of the Company’s management advanced an aggregate of $31,500 to the Company to enable it to pay certain Company IPO expenses. These advances were repaid in full, without interest, on May 13, 2021.

(15) Subsequent Events

For its financial statements as of September 30, 2021, the Company evaluated subsequent events through November 15, 2021, the date on which those financial statements were issued and concluded there are none for purposes of the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the “Financial Statements” section of this Quarterly Report on Form 10-Q including the related notes appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

TransCode Therapeutics is an RNA oncology company, created on the belief that cancer can be defeated through the intelligent design and effective delivery of RNA therapeutics. For decades, RNA has been a topic of investigation by the scientific community as a potentially attractive therapeutic modality because it can target any gene and it lends itself to rational and straightforward drug design. RNA-based therapeutics are highly selective to their targets with the potential to make available a broad array of previously undruggable targets in the human genome. To date, use of RNA for therapy has been limited due to three delivery-related challenges: protecting the RNA from being dismantled by the immune system; maintaining stability so the molecule has time to do its job; and penetrating the targeted organs and cells. We believe these challenges have led researchers to focus on other approaches to cancer therapeutics. Our strategy seeks to overcome these delivery challenges by repurposing a particle used in humans extensively for imaging purposes to now deliver synthetic RNA molecules (called oligonucleotides) to cancer cells.

We utilize a modular drug design employing tools from the drug discovery toolbox we have created to develop product candidates that we believe can efficiently deliver RNA therapeutics to genetic targets. There are four distinct RNA strategies that we are developing to treat cancer including RNA interference, or RNAi, Pattern Recognition Receptors, or PRRs, Clustered Regularly Interspaced Palindromic Repeats, or CRISPR, and messenger RNA, or mRNA, vaccines. The first approach we are developing is using RNAi to “silence” or turn off the production of specific genes that cause cancer. RNAi is a natural biological process that regulates gene expression by “interfering” with mRNA, the carrier of DNA’s instructions for making new proteins. To date, we have utilized this approach to develop novel product candidates for treatment of metastasis and additional therapeutic areas in oncology. Our lead therapeutic candidate, TTX-MC138, is focused on treating metastatic cancer which has been shown to cause approximately 90% of all cancer deaths. TTX-MC138 targets microRNA-10b, or miR-10b, believed to be a critical driver of metastatic progression in a variety of solid tumors. We believe that TTX-MC138 has the potential to produce regression without recurrence in a range of cancers including breast, pancreatic, ovarian and colon cancer, glioblastomas and others. Our other RNAi therapeutic candidates are TTX-siPDL1 and TTX-siLIN28b which focus on treating cancer by targeting PD-L1, and Lin28b, respectively. The second RNA approach we are developing targets the retinoic acid-inducible gene I (RIG-I), a cytosolic nucleic acid sensing Pattern Recognition Receptor of the innate immune system. Our therapeutic candidate, TTX-RIGA, is intended to induce RIG-I activation , potentially provoking an immune response against cancer. We are conducting pre-clinical studies with TTX-SiPDL1, TTX-Lin28b and TTX-RIGA. Our very early discovery candidates, TTX-CRISPR and TTX-mRNA, are designed to treat cancer using the RNA approaches of CRISPR and mRNA vaccine technologies. All these therapeutic candidates are intended to utilize our proprietary delivery mechanism and are designed with the goal of significantly improving outcomes for cancer patients.

We are exploring the Lin28b technology under an option to license this technology from The General Hospital Corporation, d/b/a Massachusetts General Hospital, or MGH. The option allows us time to complete our evaluation of this technology. Should the asset meet our criteria for addition to our portfolio, we intend to negotiate adding it to our existing MGH license.

Additionally, we are interested in pursuing diagnostic approaches for RNA targets that might be relevant and important to inform treatment of patients using RNA therapeutics. Under our 2018 license with MGH, we have licensed a patented microRNA profiling assay with the potential to detect expression of microRNAs in patient blood and tissue samples. We intend to optimize this diagnostic test to detect miR-10b in cancer patients as our first commercial testing product. If approved, this test could be used as a screening assay to detect metastasis in a variety of tumor types. We may be able to use this test to evaluate miR-10b expression before, during and after treatment to best determine timing of therapeutic intervention.

Recent research conducted by MGH was published in Cancer Nanotechnology, entitled “Radiolabeling and PET-MRI microdosing of the experimental cancer therapeutic, MN-anti-miR10b, demonstrates delivery to metastatic lesions in a murine model of metastatic breast cancer.” This paper reported on an MGH study using a radiolabeled derivative of TTX-MC138 (referred to in the paper as MN-anti-miR10b). In this study, TTX-MC138 was tagged with Cu-64. As a result, highly sensitive and specific quantitative determination of pharmacokinetics and biodistribution, as well as observation of delivery of the Cu-64 labeled TTX-MC138 to metastases, was made using noninvasive positron emission tomography-magnetic resonance imaging, or PET-MRI. The key results of the study suggest that TTX-MC138, when injected intravenously, accumulates in metastatic lesions. These results suggest that our TTX platform delivers its therapeutic as intended and supports clinical evaluation of TTX-MC138. In addition, the MGH investigation describes a microdosing PET-MRI approach that can be used to measure TTX-MC138 biodistribution in cancer patients and its delivery to clinical metastases. The capacity to carry out microdosing PET-MRI studies in patients under an Exploratory Investigational New Drug, or eIND, application could be important because it has the potential to facilitate FDA authorization of initial human studies. This research, published by Dr. Medarova, our Chief Technology Officer and scientific co-founder, describes what we believe is a more effective approach to demonstrate delivery of TTX-MC138 in metastatic cancer patients. Since the PET technique is sensitive enough to determine the concentration of radiolabeled drug in the sub-picomolar range, microgram quantities of the radiolabeled drug are generally sufficient to perform such a study in humans. We believe this capability has significant advantages in the initial phases of drug development. Because the low mass of the radiolabeled drug does not induce reactions in humans, we believe the regulatory process will be less complex.

Dr. Medarova’s paper describes methods for the radiolabeling of TTX-MC138 with Cu-64 and its detection by PET-MRI. It also suggests that the radiolabeling does not impact tumor cell uptake and the ability of TTX-MC138 to engage its target. Finally, the paper shows that the biodistribution of Cu-64 labeled TTX-MC138, when injected at a microdose, reflects its biodistribution at a therapeutic dose. These key findings are expected to enable a microdosing study with TTX-MC138 in patients. We believe that a microdosing study has numerous advantages over our original Phase 0 trial design, the intent of which was to dose patients with a single therapeutic dose of TTX-MC138 and image its delivery by MRI. Specifically, a microdosing study as compared to the original Phase 0 study design:

(i)	allows more precise quantitation of TTX-MC138 delivered to the metastatic lesions, due to its higher sensitivity and quantitative accuracy. By contrast, imaging of drug delivery by MRI is much less sensitive and less quantitative;
(ii)	permits measurement of the pharmacokinetics and biodistribution of TTX-MC138 not only in the metastatic lesions but in other tissues throughout the body. This knowledge can inform Phase I/II clinical trial designs by allowing us to determine drug uptake and clearance from vital organs. By contrast, measurement of TTX-MC138 delivery by MRI, as envisioned in the original Phase 0 trial design, would only allow us to assess drug accumulation in the metastatic lesions;
(iii)	enables measurement of pharmacokinetic endpoints potentially informing dosing for Phase II/III clinical trials. Specifically, because of the high sensitivity and quantitative nature of PET, it may be possible to derive a more precise calculation of drug concentration in the metastatic lesions over time and then correlate that dose to the effective dose defined in our preclinical studies; and
(iv)	further informs patient enrollment during Phase II/III trials by allowing patient inclusion in the trials based on which patients’ metastases accumulate TTX-MC138.

Due to the benefits we believe we can derive from a microdosing Phase 0 trial and enabled by the new studies described in Cancer Nanotechnology, we now intend to pursue a microdosing Phase 0 trial for our First in Human (FIH) clinical study. In addition to the advantages described above, we also believe the timeline to complete this study will more closely align with the timeline planned for the original Phase 0 study. We have targeted submission of the eIND for the microdosing study in the first half of 2022.

Success in the microdosing study could also validate delivery generally for our TTX pipeline which potentially opens-up additional relevant RNA targets that have been previously undruggable. Concurrent with the Phase 0 study, we expect to complete additional studies to support an IND for a Phase I clinical trial with TTX-MC138 and then file the IND in the second half of 2022 as originally planned.

In the microdose Phase 0 study, we plan to enroll 10 patients with late-stage metastatic breast cancer, infuse a single microdose of radiolabeled TTX-MC138, and use PET-MRI to quantifiably measure its delivery to metastatic lesions and other tissues in the body.

We plan to conduct the clinical portion of the study at the Henri and Belinda Termeer Center for Targeted Therapies at MGH as originally planned. The radiolabeling and PET-MRI studies are expected to be carried out at the Institute for Innovation in Imaging (I3) at MGH. The I3 is a multidisciplinary and translational molecular imaging lab focused on the invention of novel molecular probes and their broad applications in cardiovascular, pulmonary, renal and hepatic diseases, as well as in cancer. Their research spans novel chemistry technologies from advanced MRI and PET imaging in animal models to applications in humans.

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

We believe that we have achieved the first milestone which included the development of a method for and validation of the use of qRT-PCR to measure miR-10b expression in patient blood and tissue samples. qRT-PCR is often considered the gold standard for quantifying circulating miRNAs with high sensitivity and specificity and with a wide analytical measurement range. This validated test was used to identify the threshold of miR-10b that would be considered a positive expression of miR-10b in samples from metastatic cancer patients. An expected criterion for patient inclusion in our Phase 0 First-in-Human study is to enroll only patients with a positive expression of miR-10b. We are currently preparing our request for the next tranche of funding under this Award.

Financial Operations Overview

Since our inception in January 2016, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting research and development activities and preparing for manufacturing clinical-trial quantities of our lead product candidate. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet completed any clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. Through September 30, 2021, we had received gross proceeds of $31.0 million from the July 2021 initial public offering of our common stock and from borrowings under convertible promissory notes obtained between 2018 and 2020.

We have incurred significant operating losses since inception. Our net losses were $4.0 million and $2.3 million for the nine months ended September 30, 2021, and the year ended December 31, 2020, respectively. At September 30, 2021, we had an accumulated deficit of $7.5 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates for which there is no assurance of occurrence. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	continue preclinical studies and initiate clinical trials for TTX-MC138 and other product candidates we may develop;
●	advance the development of our product candidate pipeline;
●	continue to develop and expand our proprietary TTX platform to identify additional product candidates;
●	obtain new intellectual property and maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	hire additional clinical, scientific, commercial and administrative personnel to increase our overall knowledge base, scientific expertise, experience and capabilities;
●	acquire or in-license additional product candidates;
●	expand our infrastructure and facilities to accommodate increased personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our further transition to operating as a public company.

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

At September 30, 2021, we had cash and cash equivalents of $22.5 million. We believe that these amounts will enable us to fund our operating expenses and capital expenditure requirements through December 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point, we will need to raise additional capital, which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms we find acceptable, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our future viability beyond that point is dependent on our ability to raise additional capital to finance our operations. See “Liquidity and capital resources.”

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally are expected to have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years if we commence planned clinical trials for TTX-MC138, as well as conduct other preclinical and clinical development, including submitting regulatory filings. In addition, we expect our discovery research efforts and related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with share-based compensation, will increase significantly over prior levels. Also, we may incur additional expenses related to milestone and royalty payments to third parties with whom we have entered or may enter into license, acquisition and option agreements to assess, use or acquire intellectual property rights or rights to future product candidates.

In September we signed a statement of work with a European contract manufacturer to manufacture TTX-MC138 in accordance with good manufacturing practices, or GMP. Separately, we engaged a contract research organization, or CRO, to assist us in designing and conducting IND enabling studies including pharmacokinetic, or PK, studies. These studies are designed to examine multiple parameters with a range of analytical support in support of regulatory submissions using radiolabeled or non-radiolabeled test substances. Toxicokinetic assessments can be conducted in parallel or concurrent with ongoing toxicology programs and in compliance with good laboratory practice, or GLP, requirements. We have also engaged an analytical testing laboratory to provide testing and other services, as well as documentation and reporting that meet regulatory requirements.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries, benefits, travel and other related costs, including share-based compensation expense, for personnel serving in executive, business development, finance, human resources, legal, information technology, pre-commercial and support personnel functions. General and administrative expenses may also include direct and allocated facility-related costs as well as corporate and office expenses, insurance costs and professional fees for legal, patent, consulting, investor and public relations, accounting, tax and audit services.

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

We recently engaged an independent executive compensation advisory firm to support the continued development of our compensation programs and governance model for officers, directors and employees. Our goal is to ensure that our culture, values, and strategic priorities are effectively represented in our compensation philosophy and strategy.

Other income (expense)

Interest expense

Interest expense has consisted primarily of interest accrued on our convertible promissory notes and charges for amortizations of debt discount related to the embedded derivative element of our convertible promissory notes and of debt issuance costs. Since the

Notes converted into shares of common stock concurrent with our initial public offering, we will no longer incur interest expense on these Notes.

Interest income

Interest income consists primarily of income earned on our cash balances. Our interest income has not been significant due to low cash balances and low interest rates earned on those balances.

Change in fair value of derivative liabilities

Our convertible promissory notes provided for conversion into our common stock at a discount which conversion feature met the accounting definition of a derivative instrument. We classified this derivative instrument as a liability on our balance sheet. While the Notes were outstanding, we remeasured fair value of this derivative liability at each reporting date and recognized any changes in fair value as other income (expense) in our statement of operations. Following conversion of the Notes into common stock concurrent with our initial public offering, we no longer have derivative liabilities.

Gains related to conversion of convertible promissory notes and exercise of warrants

We estimated that the fair value of the shares of our common stock issued in connection with the conversion of our convertible promissory notes in the initial public offering is less than the carrying value of these Notes, including related liabilities, that were extinguished on conversion. The difference between our estimated fair value of the shares and the carrying value of the Notes and Note-related liabilities was approximately $0.7 million. This difference represents a non-cash gain to our equity recorded at the time of conversion. There was a comparable non-cash expense related to the exercise of the warrants in connection with the initial public offering. We estimate the warrant-related expense to be approximately $15 thousand.

Grant Income

From time to time, we apply for grant funding from government programs and may, in the future, apply for grants from non-government sources as well. There is no assurance that any grants will be awarded to us or, if awarded, that we will receive all the funds expected from such award. Grant payments received in advance of us performing the work involved in the grant are recorded as deferred grant income on our balance sheet. Grant income is recognized in our statements of operations as and when earned for the performance of the specific research and development activities for which the grants are designated. Grant income earned in excess of grant payments received is recorded as grant receivable on our balance sheet.

Results of operations

The following table summarizes our unaudited results of operations for the periods indicated:

	Three Months Ended Sept 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(in thousands)
Operating Expenses
Research and development	$993	$54	$939	$1,468	$133	$1,335
General and administrative	1,367	185	1,182	1,696	215	1,481
Total operating expenses	2,360	239	2,121	3,165	348	2,817
Loss from operations	(2,360)	(239)	(2,121)	(3,165)	(348)	(2,817)
Other Income (expense)
Change in fair value of derivative liability	—	(840)	840	(867)	(840)	(27)
Change in fair value of warrant liability	(1)	(14)	13	(6)	(14)	8
Grant income	31	—	31	89	—	89
Interest expense	—	(281)	281	(95)	(340)	245
Interest income	—	—	—	—	—	—
Total other income (expense)	30	(1,135)	1,165	(879)	(1,194)	315
Net loss	$(2,330)	$(1,374)	$(956)	$(4,044)	$(1,542)	$(2,502)

Comparison of the three and nine months ended September 30, 2021 and 2020

Research and development expenses

Research and development, or R&D, expenses increased $939 thousand and $1.3 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods the prior year. The increases were primarily due to purchases of materials, compensation and related personnel costs which we did not have in the 2020 periods except for stock compensation expenses, license fees, costs related to development of intellectual property, and lab facility expenses, offset in part by decreased consulting expenses.

General and administrative expenses

General and administrative expenses increased $1.2 million and $1.5 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods the prior year. The increases were primarily a result of increased expenses for directors and officers liability insurance, compensation and related personnel costs which we did not have in the 2020 periods except for stock compensation expenses, investor relations and other costs of being a public company, and expenses for accounting, audit and tax services.

Grant Income

Grant income of $31 thousand and $89 thousand in the three and nine months ended September 30, 2021, respectively, was recognized under an NIH grant awarded in April 2021 to fund certain costs related to studies to advance our lead therapeutic candidate into clinical trials. No grant income was recognized in those periods in the prior year.

Change in fair value of derivative liabilities

The change in the fair value of derivative liabilities was $0 for the three months ended September 30, 2021, and negative $867 thousand in the nine months ended September 30, 2021.

Change in fair value of warrant liability

The change in the fair value of the warrant liability was negative $1 thousand for the three months ended September 30, 2021, and negative $6 thousand in the nine months ended September 30, 2021. We issued warrants to purchase shares of our common stock in consideration for finder’s services in connection with a sale of one of our convertible promissory notes in 2018. We classified these warrants as a liability on our balance sheets which we remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as a component of other income (expense) in our statements of operations. The warrants were exercised shortly prior to the our initial public offering. Thereafter, there will be no liability related to these warrants.

Interest expense

Interest expense was nearly $0 for the three months ended September 30, 2021, compared to $281 thousand in the 2020 period. Interest expense was $95 thousand for the nine months ended September 30, 2021, compared to $340 thousand for the same period the prior year. The decreases in the periods ended September 30, 2021, compared to the 2020 periods reflect conversion of our convertible promissory notes in connection with our IPO, and the agreement by noteholders to cease interest acccrual at May 31, 2021.

Liquidity and capital resources

Sources of liquidity

Since inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if ever. We have funded our operations to date primarily with proceeds from borrowings under convertible promissory notes and, this year, with funds from our initial public offering and SBIR Award. Through September 30, 2021, we had received gross cash proceeds of $31 million from these sources.

As of September 30, 2021, we had cash and cash equivalents of $22.5 million.

Future requirements

We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance preclinical activities and pursue clinical trials of TTX-MC138. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, tax, investor relations and other expenses that we did not incur as a private company.

The timing and amount of our operating expenditures will depend largely on our ability to, among other things:

●	advance clinical development of TTX-MC138;
●	manufacture, or have manufactured on our behalf, our preclinical and clinical drug materials and develop processes for commercial manufacturing of any product candidates that may receive regulatory approval;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval and intend to commercialize on our own;
●	establish collaborations to commercialize any product candidates for which we obtain marketing approval but do not intend to commercialize on our own;
●	expand our operational, financial and management systems and hire additional personnel, including personnel to support our clinical development, quality control, scientific research, manufacturing and commercialization efforts, our general and administrative activities and our operations as a public company; and

●	obtain new intellectual property and maintain, expand and protect our intellectual property portfolio.

At September 30, 2021, we had cash and cash equivalents of $22.5 million. We believe that these funds will enable us to fund our operating expenses and capital expenditure requirements through December 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. We anticipate that we will require additional capital for additional research, development, clinical trials, as we seek regulatory approval of our product candidates, company operations, and for in-licenses or acquisitions of other product candidates we may choose to pursue. If we receive regulatory approval for TTX-MC138 or other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, which will vary depending on where and how we choose to commercialize.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

●	the scope, progress, outcome and costs of conducting preclinical development activities, clinical trials, and other research and development;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs, timing and requirements to manufacture our product candidates to supply our preclinical development efforts and our clinical trials;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the costs of manufacturing commercial-grade product and building inventory to support commercial launch;
●	the ability to receive non-dilutive funding, including grants from governments, organizations and foundations;
●	the revenue, if any, received from commercial sales of our products, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, expanding and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the terms of any industry collaborations we are able to establish;
●	the extent to which we acquire or in-license other product candidates and technologies; and
●	the efficiency with which we operate our business.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. There is no assurance that funding from any of the foregoing sources or otherwise will be available on acceptable terms, if at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests in our common stock may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in fixed payment obligations.

If we raise additional funds through governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash flows

The following table summarizes our unaudited cash flows for the periods indicated:

	Nine months ended September 30,
	2021	2020

	(in thousands)

Net cash used in operating activities	$(3,666)	$(238)
Net cash used in investing activities	(169)	—
Net cash provided by financing activities	25,507	1,129
Net increase in cash and cash equivalents	$21,672	$891

Comparison of the nine months ended September 30, 2021 and 2020

Operating activities

During the nine months ended September 30, 2021, we used cash of $3,666 thousand in operating activities compared to using $238 thousand in the same period the prior year. The cash used in operating activities in the nine months ended September 30, 2021, primarily reflected our net loss of $4,044 thousand and an increase in prepaid expenses and other current assets of $2.7 million, offset in part by an $867 thousand gain from the changed fair market value of derivative liabilities, an increase of $1.8 million in accounts payable and accrued expenses, $220 thousand from deferred grant income, and increased share-based compensation expense of $147 thousand.

Changes in accounts payable and accrued expenses were generally due to the amounts and timing of vendor invoicing and payments.

Investing activities

During the nine months ended September 30, 2021, we used cash of $169 thousand in investing activities, primarily purchases of laboratory equipment. No such purchases were made in the 2020 period.

Financing activities

During the nine months ended September 30, 2021, we obtained cash of $25.5 million from financing activities, primarily our initial public offering.

During the nine months ended September 30, 2020, we obtained cash from financing activities of $1.1 million, primarily from borrowings under convertible promissory notes.

Contractual obligations and commitments

As of September 30, 2021, we had no future minimum lease payments under non-cancelable operating lease commitments. We enter into contracts in the normal course of business with CMOs, CROs and other third parties for the manufacture of our product candidates and to support clinical trials and preclinical research studies and testing and for other purposes. These contracts are generally cancelable by us. Payments due upon cancellation generally consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation although some agreements provide for termination fees.

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

Share-based compensation

We measure share-based awards granted to employees and directors based on the fair value of the underlying award on the date of the grant. We recognize the corresponding compensation expense of those awards over the requisite service period, generally the vesting period of the respective award. As of September 30, 2021, we had issued restricted stock and stock options, each with service-based vesting conditions, and recorded share compensation expense resulting from those awards as vesting occurred. We would apply the graded-vesting method to all share-based awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

For share-based awards granted to consultants and non-employees, we recognize compensation expense over the period during which services are rendered by such consultants and non-employees until completed.

Determination of the fair value of common stock

As there has been no public market for our common stock prior to our initial public offering, the estimated fair market value of our common stock was determined by our Board as of the date of each share-based award. Based on the fact that most of our activities from inception through mid-2018 related to organizing the company, including identifying management, directors and advisors, business planning, identifying potential product candidates, acquiring or developing intellectual property, conducting a limited amount of research and development, establishing arrangements with third parties to manufacture initial quantities of our product candidates and component materials, and seeking financing, and that our preclinical development had not advanced significantly, the Board determined that the fair market value of our common stock had remained relatively constant at its par value during this period. In September 2018, the Board retained an independent third-party appraisal firm to provide an estimate of the fair value of our common stock. In November 2018, the appraisal firm estimated that, as of June 30, 2018, the value of a single share of our common stock was $0.07. In March 2020, the appraisal firm estimated that as of December 31, 2019, it was $0.08 per share and in December 2020, it was estimated to be $3.91 per share as of October 1, 2020.

The valuations were performed in accordance with the Standards of the National Association of Certified Valuators and Analysts and in consideration of guidance from valuation literature, relevant court decisions, Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 820, Internal Revenue Service Revenue Ruling, or RR, 59-60, RR 68-609, and 26 Code of Federal Regulations, or CFR, Part 2, Section 1.409A. Estimates and processes used by the independent appraiser in performing the valuation are highly complex and include both objective and subjective factors. Assumptions underlying these valuations included certain estimates provided by the company’s management to the appraisal firm, which estimates involved inherent uncertainties and application of management’s judgment. Had significantly different assumptions or estimates been used, the fair market value of our common stock and our share-based compensation expense could have been materially different. Further, those factors may have changed between the date of the then most recent valuation and the date of the grant.

Factors considered by the appraiser in determining the fair market value of our common stock as of each grant date, included:

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

If a public trading market for our common stock is established after our initial public offering, we do not expect it to be necessary thereafter for our board to estimate the fair market value of our common stock in connection with our accounting for share-based awards that we may grant, as the fair value of our common stock will be determined based on the quoted market price of our common stock. We may, despite any development of an active trading market for our common stock, and pending a sufficient history of the volatility of the price of our own common stock, calculate the volatility component of the valuation using volatility measures for a group of publicly-traded companies we deem comparable for this purpose.

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

Valuation of derivative liabilities — conversion feature

We issued convertible promissory notes that each contained a conversion feature meeting the accounting definition of a derivative instrument as the feature was not clearly and closely related to the economic characteristics and risks of the convertible promissory notes. This is because the conversion feature provided for (i) conversion of the notes at a discount to the price obtained by the company for shares sold in a “Qualified Financing” (as defined) that would trigger the required conversion of the notes as well as (ii) a

“cap” on the conversion price notwithstanding the discount. We classified this feature of the notes as derivative liabilities, which were initially recorded at their fair value upon issuance of the convertible promissory notes and were subsequently remeasured to fair value at each reporting date, with changes in fair value recognized in our statement of operations.

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

Off-balance sheet arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may affect our financial position and results of operations is disclosed in Note 2 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Internal control over financial reporting

In preparation of our financial statements to meet the requirements of our initial public offering, we determined that material weaknesses in our internal control over financial reporting existed during 2020 and 2021 which remain unremediated. See “Risk factors — We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.”

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

Information Technology Risks

Our data and computer systems are subject to threats from malicious software codes and viruses, phishing, ransomware, business email compromise attacks, or other cyber-attacks. In July 2021, we were subject to what we believe was a phishing attack. Although we do not believe this incident has had a material impact on our business or financial condition, the number and complexity of these threats continue to increase. See – Part II, Item 1.A. Risk Factors, “We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.” We continue to take steps to mitigate these risks, including retaining outside information technology firms to assist us with our computer systems and information technologies although there is no assurance that these or other steps we may take will be effective or prevent material adverse effects on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2021, and December 31, 2020, our cash and cash equivalents were held in checking and savings accounts at major U.S. banks. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not materially affect the fair market value of our investments or our financial position or results of operations.

As of September 30, 2021, and December 31, 2020, we had no debt outstanding other than our convertible promissory notes, all of which were converted into common stock in connection with the completion of our initial public offering, and are therefore not subject to interest rate risk related to debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Euro, the currency for certain of our major purchases. For the nine months ended September 30, 2021, and the year ended December 31, 2020, we did not recognize foreign currency transaction losses. Foreign currency transaction losses, if any, are recorded as a component of other income (expense) in our statements of operations. An immediate 5% change in the Euro exchange rate would not have a material effect on our results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based upon such evaluation, and due to the material weakness described elsewhere in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has taken and continues to take steps to mitigate the risk of cyberattacks. The Company has implemented an email screening system to identify suspicious emails. The Company worked with a forensics computer support firm to investigate the Company’s exposure and has engaged a second computer support firm that will, among other things, conduct ongoing training of Company staff regarding identifying suspicious emails and actions to take or not take even with emails that may appear legitimate. The Company has also implemented two factor authentication and is in the process of purchasing Company-owned computers for all employees. Company-owned computers can be managed by the Company’s computer support firm and, if necessary, wiped clean of all data should doing so be warranted. Further, the Company now calls individuals known to Company employees at vendors who submit instructions for changed payment arrangements. The Company intends to take additional steps to continue to enhance its cybersecurity defenses. Despite steps the Company has taken or may take in the future, there is no assurance that it will not suffer material and adverse consequences as a result of cyberattacks.

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

Investment in oncology product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We are still in the early stages of development of our product candidates. Our lead product candidate, TTX-MC138, is currently in the early stages and we expect to submit an IND for TTX-MC138 in the first half of 2022, and if permitted to proceed, to initiate a Phase 0 trial in patients with stage IV breast cancer shortly thereafter. We have no products licensed for commercial sale and have not generated any revenue from product sales or otherwise to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We finance our operations with funds obtained primarily through our initial public offering, the issuance of convertible promissory notes and from our SBIR Award.

We have incurred significant net losses in each period since inception. For the nine months ended September 30, 2021, and the year ended December 31, 2020, our net losses were $4,044,140 and $2,343,893, respectively. As of September 30, 2021, our total stockholders’ equity was $23,155,120. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

If we are successful in the future in obtaining regulatory approvals to market TTX-MC138 or any future product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain marketing approval, the price for the product we obtain, the ability to obtain reimbursement at any price and whether we own the commercial rights for that territory. If the number of addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, the labels for our current product candidates and any future product candidates contain significant safety warnings, regulatory authorities impose burdensome or restrictive distribution requirements, or the reasonably accepted patient population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate sufficient revenue from the sale of any approved products, we could be prevented from or significantly delayed in achieving profitability.

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

Our independent public accounting firm previously expressed substantial doubt about our ability to continue as a going concern.

Our recurring losses from operations and negative cash flow raise substantial doubt about our ability to continue as a going concern without sufficient capital resources. As a result, prior to our initial public offering, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the years ended December 31, 2020 and 2019, with respect to this uncertainty. Our ability to continue as a going concern is dependent on both our available cash and how well we manage that cash and our operating requirements. We believe that our existing cash will be sufficient to fund our current operating plans through December 2022. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.

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

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our development efforts, and only one of our product candidates, TTX-MC138, is in preclinical development and has yet to be tested in humans. If we are unable to successfully develop, obtain regulatory approval for and commercialize TTX-MC138, or experience significant delays in doing so, our business will be materially harmed. Advancing TTX-MC138 will require substantial investment before we can seek regulatory approval and potentially launch commercial sales. Further development of TTX-MC138 will require production scaleup, clinical studies, regulatory review and approval in the U.S. and in other jurisdictions, development of sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales, if approved.

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

Clinical trials are required to apply for regulatory approval to market TTX-MC138 or any of our other product candidates. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. We do not know whether any clinical trials we begin will continue as planned, will need to be restructured or will be completed on schedule or at all. Significant clinical trial delays also could allow competitors to bring products to market before we do and could impair our ability to successfully commercialize our product candidates, any of which could materially harm our business. CROs have recently indicated that conduct of certain preclinical animal studies to support IND filings could not begin for approximately six to eight months from the signing of contracts.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, accept payments of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result of these and other factors. In particular, it has been reported that FDA’s planned expansion of its oncology division is delayed. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to temporarily postpone most inspections of foreign manufacturing facilities and products. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel or for other reasons, and the FDA does not determine a remote interactive evaluation would be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

At the federal level, the Trump administration’s budget for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. The Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule that would allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of HHS to: (1) eliminate protection under an AKS safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of the proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) require Federally Qualified Health Centers, or FQHCs, participating in the 340B drug program to provide insulin and injectable epinephrine to certain low-income individuals at the discounted price paid by the FQHC, plus a minimal administrative fee. On October 1, 2020, the FDA issued the final rule allowing importation of certain prescription drugs from Canada. On August 6, 2020, President Trump signed an additional Executive Order directing U.S. government agencies to encourage the domestic procurement of Essential Medicines, Medical Countermeasures, and Critical Inputs, which include among other things, active pharmaceutical ingredients and drugs intended for use in the diagnosis, cure, mitigation, treatment, or prevention of COVID-19. The FDA has been directed to release a full list of Essential Medicines, Medical Countermeasures, and Critical Inputs affected by this Order by November 5, 2020. On September 13, 2020, President Trump signed an Executive Order directing HHS to implement a rulemaking plan to test a payment model, pursuant to which Medicare would pay, for certain high-cost prescription drugs and biological products covered by Medicare Part B, no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors.

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

In March 2021, we moved our laboratory operations to facilities leased from the Massachusetts Biomedical Initiatives, Inc., or MBI, in Worcester, Massachusetts. While we believe we will have sufficient access to the MBI facilities, there is no assurance that this will be the case. Should access to the MBI facility be limited, or should other pandemic-related restrictions be imposed, our development work would be further adversely affected. The extent of such adverse effects will depend on future developments which are highly uncertain and cannot be predicted.

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

As of September 30, 2021, we had eight employees including one part-time contractor. We also utilize various outside companies and individuals under consulting or other arrangements to support our operations. As our clinical development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect we will need additional human resources in areas including management, clinical and regulatory, manufacturing, research, medical, sales, marketing, financial, and other. Future growth would impose significant added responsibilities on members of management, including:

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

Our ability to compete in the highly competitive oncology industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are dependent on our management, scientific and medical personnel and advisors, including our co-founder and CEO, Robert Michael Dudley, our co-founder and Chief Technology Officer, Dr. Zdravka Medarova, our CFO and director, Thomas A. Fitzgerald, our chief scientist Dr. Peter Liu, our Sr. VP of Operations Dr. Judy Carmody, our co-

founder Dr. Anna Moore, our board of directors and members of our scientific and business advisory boards as well as our many consultants. The loss of the services of any of these individuals, and our inability to find suitable replacements, could result in delays in product development and materially harm our business.

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

We incur expenses, and may in the future derive revenues, in a variety of currencies. As a result, we are exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. To date, we have not had significant proportions of our spending tied to foreign currencies but this may change in the future. Thus, fluctuations in currency exchange rates could affect our results as expressed in U.S. dollars. We currently do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our financial condition, results of operations and cash flows.

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

Risks related to our common stock

The price of our common stock may be volatile or may decline regardless of our operating performance, and shareholders may not be able to resell their shares at or above the price at which they purchase those shares.

Prior to our initial public offering, there had been no public market for shares of our common stock. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. The initial public offering price for our common stock was determined through negotiations with the underwriters, and the negotiated price may not be indicative of the market price of the common stock after the offering. An active or liquid market in our common stock may not develop or, if it does develop, it may not sustain. As a result of these and other factors, shareholders may not be able to resell their shares of our common stock at or above the price at which they purchase those shares.

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

Our stock price is likely to be volatile. The stock market in general and the market for the stocks of biopharmaceutical companies in particular have experienced extreme price and volume fluctuations often unrelated or disproportionate to the operating performance of particular companies, including as a result of the COVID-19 pandemic. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of the foregoing, shareholders may not be able to sell their common stock at or above the price at which they purchase those shares. The market price for our common stock may be influenced by many factors, including:

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

Until such time, if ever, as we can generate the cash we need from operations, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of common stock or securities convertible into or exchangeable for common stock, the ownership interest of our shareholders will be diluted, and the terms of these new securities may include liquidation or other preferences that materially adversely affect the rights of our shareholders. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or current or future product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, scale back or discontinue the development and commercialization of one or more of our product candidates, delay our pursuit of potential in-licenses or acquisitions, or grant rights to develop and market current or future product candidates that we would otherwise prefer to develop and market ourselves.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit the ability of our other shareholders to influence corporate matters and could delay or prevent a change in corporate control.

The existing holdings of our executive officers, directors, principal stockholders and their affiliates, represent beneficial ownership, in the aggregate, of approximately 32.6% of our outstanding common stock as of November 12, 2021. The foregoing calculation excludes the possible exercise of options. If the specified individuals exercised all options they hold, and no other options were exercised by any other holder, the specified individuals would represent beneficial ownership, in the aggregate, of approximately 39.0% of our outstanding common stock. As a result of their combined ownership, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. These stockholders acquired their shares of common stock for substantially less than the price of the shares of common stock sold in our initial public offering, and these stockholders may have interests, with respect to their common stock, that are different from those of investors in our initial public offering or who invest in our shares subsequent to our initial public offering, and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

We do not intend to pay cash dividends on our common stock, so any returns will be limited to the value of our stock.

We currently anticipate that we will retain any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying cash dividends for the foreseeable future. Furthermore, future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of the value of their stock, if any, and which could decrease in value resulting in losses to our stockholders.

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

We may not be able to continue to meet the listing requirements of the Nasdaq Capital Market or maintain a listing of our common stock on the Nasdaq Capital Market.

Since our common stock is listed on the Nasdaq Capital Market, we must meet certain financial and liquidity criteria to maintain such listing. If we violate the Nasdaq Capital Market listing requirements, our common stock may be delisted. If we fail to meet any of the Nasdaq Capital’s listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the Nasdaq Capital Market may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of our stockholders’ investment.

General Risk Factors

Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our current or future product candidates’ development programs.

Despite the implementation of security measures, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs. For example, the loss of clinical trial data for our current or future product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology or current or future product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our current or future product candidates could be delayed.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of EU Member States, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including periods of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with the outbreak of the novel coronavirus.There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any debt or equity financing we seek to obtain more difficult, more costly, and more dilutive.

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

Furthermore, our stock price may decline due in part to the volatility of the stock market and general economic conditions.

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

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of an initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, or increase our costs, they could have a material adverse effect on our business, financial condition and results of operations and may require us to reduce costs in other areas of our business or increase the prices of any products or services we may offer in the future. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to comply with these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

There has been no material change in the planned use of proceeds from our initial public offering from those disclosed in the final prospectus for our initial public offering dated as of June 8, 2021, and filed with the SEC on July 9, 2021, pursuant to Rule 424(b)(4).

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

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Convertible Preferred Stock, Common Stock and Stockholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements (filed herewith)

*     Filed herewith.

**   This certification is being furnished solely to accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCODE THERAPEUTICS, INC.

Date: November 15, 2021	/s/ R. Michael Dudley
R. Michael Dudley
Chief Executive Officer
(Principal Executive Officer)