Form 10-K
period 2021-12-31
Transcode Therapeutics, Inc.
filed 2022-03-31
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission File Number: 001-40363

TRANSCODE THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	81-1065054 (I.R.S. Employer Identification No.)

6 Liberty Square, #2382 Boston, Massachusetts (Address of Principal Executive Offices)	02109 (Zip Code)

(857) 837-3099

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	RNAZ	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $32,530,529 as of the closing of the Registrant’s initial public offering on July 13, 2021 (based on a closing price of $4.56 per share as quoted by the Nasdaq Capital Market as of such date). The Registrant has elected to use July 13, 2021, which was the closing date of the Registrant’s initial public offering as the calculation date, because on June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter, the Registrant was a privately held company. In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 25, 2022, was 12,904,574.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2022 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

TRANSCODE THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are included in this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources and our need for additional financing;
●	the design, conduct and outcome of our planned preclinical activities to support an eIND for our planned Phase 0 trial of a radiolabeled version of TTX-MC138, our lead product candidate focused on metastatic cancer treatment, and our ability to initiate and complete this trial;
●	our ability to expand our drug candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
●	the impact of the global outbreak of the COVID-19 coronavirus, including the spread of new strains of the virus, on the above-described activities, including but not limited to our ability to enroll a sufficient number of patients to advance the above-described clinical trial;
●	the results and timing of the above-described preclinical and clinical trial activities;
●	the therapeutic benefits, effectiveness and safety of our product candidates;
●	our ability to receive regulatory approval for our product candidates in the United States, Europe and other geographies;
●	the expected regulatory approval pathway for our product candidates, and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
●	our reliance on third parties for the planning, conduct and monitoring of clinical trials and for the manufacture of clinical drug supplies and drug product;
●	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
●	our estimates of the size and characteristics of the markets that may be addressed by our product candidates;
●	the market acceptance of our product candidates that are approved for marketing in the United States or other countries;
●	our ability to successfully commercialize our product candidates;
●	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our product candidates have been developed to treat;
●	the impact of natural disasters, global pandemics (including the outbreak of a novel strain of the COVID-19 coronavirus and subsequent spread of new strains of the virus), labor disputes, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations at our manufacturing facilities;
●	our ability to utilize our proprietary technological approach to develop and commercialize our product candidates;

●	potential collaborators to license and commercialize any product candidates for which we receive regulatory approval in the future outside of the United States;
●	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●	our ability to attract, retain and motivate key personnel;
●	our ability to generate revenue and become profitable; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

The risks set forth above are not exhaustive. Other sections of this Annual Report on Form 10-K may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events and with respect to our business and future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

This Annual Report on Form 10-K may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Annual Report on Form 10-K also may include data based on our own internal estimates and research, including estimates regarding the impact of the COVID-19 pandemic (or related pandemic caused by coronavirus variants) on our financial statements and business operations. Our internal estimates have not been verified by any independent source and, while we believe any data obtained from industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Such third-party data, as well as our internal estimates and research, are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Part II, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

This Annual Report on Form 10-K may contain trademarks, service marks and trade names of third parties which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Annual Report on Form 10-K is not intended to, and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks and trade names.

Summary of Material Risks

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully elsewhere in this Annual Report on Form 10-K and include, but are not limited to, the following:

●	We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.
●	We have never generated any revenue from product sales and may never be profitable.
●	We will need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, scale back or discontinue some of our product candidate development programs or commercialization efforts.
●	The amount of our future losses is uncertain, and our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.
●	Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	Because our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products or generating product revenues.
●	Our business is highly dependent on the success of TTX-MC138, our lead candidate which is at the early stages of development. All of our product candidates may require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.
●	Clinical development involves a lengthy, complex and expensive process, with an uncertain outcome, and the results of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials.
●	Due to our limited resources and access to capital, we must make decisions on the allocation of resources to certain programs and product candidates; these decisions may prove to be wrong and may adversely affect our business.
●	We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of TTX-MC138 or any of our other product candidates in development.
●	Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.
●	We may not be successful in our efforts to identify or discover additional product candidates in the future.
●	If product liability lawsuits are brought against us, we may incur substantial financial or other liabilities and may be required to limit commercialization of our product candidates.
●	Quality problems could delay or prevent delivery of our products to the market.
●	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
●	Our product candidates may cause undesirable side effects or death or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

●	The increasing use of social media platforms presents new risks and challenges.
●	We are very early in our development efforts. All of our product candidates are still in preclinical development. If we are unable to advance our product candidates to clinical development, obtain regulatory approval and ultimately commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.
●	We have requested orphan drug status for TTX-PDL-1 and may in the future seek orphan drug status for some of our current and future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.
●	A Breakthrough Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
●	A Fast Track designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.
●	Accelerated Approval by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.
●	A variety of factors, including COVID-19 related issues or inadequate funding for the U.S. Food and Drug Administration, or FDA, the U.S. Securities and Exchange Commission, or SEC, and other government agencies, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
●	Even if we receive regulatory approval of TTX-MC138 or any of our other product candidates, we will be subject to ongoing regulatory requirements and continued regulatory review, which may result in significant additional expense. We may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
●	Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, the violation of which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits.
●	Obtaining and maintaining regulatory approval for our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval for that or of any of our other product candidates in other jurisdictions.
●	Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
●	We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.
●	Healthcare reform in the U.S. and other countries may materially and adversely affect us.
●	We are subject to geopolitical risks, economic volatility, anti-corruption laws, export and import restrictions, local regulatory authorities and the laws and medical practices in foreign jurisdictions.
●	We currently have no marketing and sales organization and have no experience as a company in commercializing products, and we may have to invest significant resources to develop these capabilities. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell any products for which we obtain regulatory approval, we may not be able to generate product revenue.
●	Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.
●	Health insurance coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
●	If, in the future, we are unable to establish sales and marketing and patient support capabilities or enter into agreements with third parties to sell and market our current or future product candidates, we may not be successful in commercializing our current or future product candidates if and when they are approved, and we may not be able to generate any revenue.
●	Sales of our products may involve a lengthy sales cycle.
●	We expect to rely on third-parties to manufacture and supply materials we require for research and development, preclinical studies and clinical trials which could result in supplies that are limited or interrupted or which may not be of satisfactory quantity or quality or other delays or disruptions.
●	We rely on third parties to conduct certain aspects of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.
●	Parties conducting some or all of our product manufacturing may not perform satisfactorily.
●	We are highly dependent on others to provide services for certain core aspects of our business.
●	If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.
●	We may not be successful in establishing and maintaining strategic partnerships, which could adversely affect our ability to develop and commercialize products.
●	The global pandemic of the novel coronavirus disease, COVID-19, has, and may continue to, adversely impact our business, including our preclinical studies and clinical trials.
●	We will need to grow the size of our organization, and we may experience difficulties managing this growth.
●	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
●	Compliance with governmental regulations regarding the treatment of animals used in research could increase our operating costs.
●	Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.
●	Our future success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	The estimates of market opportunity and forecasts of market growth included in this report or that we may otherwise provide may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

●	We may be exposed to significant foreign exchange risk.
●	Compliance with governmental regulations regarding the treatment of animals used in research could increase our operating costs, which would adversely affect the commercialization of our products.
●	Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.
●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	The patents covering our lead candidate, TTX-MC138, are currently issued only in the U.S. and there are no foreign applications pending for this invention at this time. We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.
●	Third-party claims of intellectual property infringement may be costly and time consuming to defend, and could prevent or delay our product discovery, development and commercialization efforts.
●	If we are not able to obtain and enforce patent and other intellectual property protection for our technologies, development and commercialization of our product candidates may be adversely affected and our business materially harmed.
●	Intellectual property litigation and administrative patent office patent validity challenges in one or more countries could cause us to spend substantial resources and distract our personnel from their normal responsibilities.
●	Confidentiality agreements with employees and others may not prevent unauthorized disclosure of proprietary information.
●	Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.
●	Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.
●	Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our current or future product candidates.
●	The price of our common stock may be volatile or may decline regardless of our operating performance, and shareholders may not be able to resell their shares at or above the price at which they purchase those shares.
●	The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
●	Raising additional capital may cause dilution to our stockholders, including purchasers of common stock, restrict our operations or require us to relinquish rights to our technologies or current or future product candidates.
●	Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.
●	Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.
●	We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
●	If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

●	We do not intend to pay dividends on our common stock, so any returns will be limited to the value of our stock which may decline.
●	We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
●	If we continue to fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
●	Our amended and restated bylaws designate a certain court as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
●	We may not be able to continue to satisfy requirements of the Nasdaq Capital Market or to maintain a listing of our common stock on the Nasdaq Capital Market.
●	Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our current or future product candidates’ development programs.
●	We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.
●	We or the third parties upon whom we depend may be adversely affected by earthquakes, other natural disasters, or political and military events, and our business continuity and disaster recovery plans may not adequately protect us from any such serious disaster.
●	Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
●	Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
●	We may incur substantial costs in our efforts to comply with evolving global data protection laws and regulations, and any failure or perceived failure by us to comply with such laws and regulations may harm our business and operations.
●	We or any future strategic partners may become subject to third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights.
●	If we are unable to adequately protect and enforce our trade secrets, our business and competitive position would be harmed.
●	We may initiate, become a defendant in, or otherwise become party to lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming and unsuccessful.
●	We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

PART I

Except where the context otherwise requires or where otherwise indicated, the terms “TransCode Therapeutics,” “TransCode,” “we,” “us,” “our,” “our company,” the “Company,” and “our business” refer to TransCode Therapeutics, Inc.

GLOSSARY OF TERMS

Certain abbreviations or acronyms used in this Annual Report on Form 10-K are defined below:

ACA	Affordable Care Act
AMP	Average Manufacturer Price
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AWA	Animal Welfare Act
BBA	Bipartisan Budget Act of 2018
CAR	Chimeric Antigen Receptor
CCPA	California Consumer Privacy Act
CFR	Code of Federal Regulations
cGXP	Current Good Practices
CHMP	Committee for Medicinal Products for Human Use
CMC	Chemistry, Manufacturing and Controls
CMO	Contract Manufacturing Organization
CMS	Center for Medicare & Medicaid Services
CPI	Check Point Inhibitors
CR	Complete Response
CRO	Contract Research Organization
CTIS	Clinical Trials Information System
DGCL	Delaware General Corporate Law
DLT	Dose Limiting Toxicity
DTC	Depository Trust Company
EEA	European Economic Area
EGC	Emerging Growth Company
eIND	Exploratory Investigational New Drug
EMA	European Medicines Agency
EPO	European Patent Office
EU	European Union
FASB	Financial Accounting Standards Board
FCA	False Claim Act
FDA	U.S. Food and Drug Administration
FDASIA	Food and Drug Administration Safety And Innovation Act
FD&C	Food, Drug and Cosmetic Act
FIH	First-in-Human
FQHC	Federally Qualified Health Centers
GAAP	General Accepted Accounting Principals
GCP	Good Clinical Practice
GDPR	General Data Protection Regulation
GLP	Good Lab Practices
GMB	Glioblastoma Multiforme
GMP	Good Manufacturing Practices
HHS	Department of Health and Human Services
HIPAA	The Health Insurance Portability and Accountability Act of 1996
HITECH	Health Information Technology for Economic and Clinical Health Act of 2009
ICH	International Conference on Harmonization
IND	Investigational New Drug

IPO	Initial Public Offering
IRB	Institutional Review Board
MAA	Marketing Authorization Application
MBI	Massachusetts Biomedical Initiatives
MED	Minimum Effective Dose
MGH	Massachusetts General Hospital
MMA	Medicare Modernization Act
MRI	Magnetic Resonance Imaging
MTD	Maximum Tolerated Dose
NDA	New Drug Application
ORR	Objective Response Rate
PARP	Poly (ADP-ribose) Polymerase
PET-MRI	Positron Emission Tomography – Magnetic Resonance Imaging
PCAOB	Public Company Accounting Oversight Board
PCR	Polymerase Chain Reaction
PDAC	Pancreatic Ductal Adenocarcinoma
PDUFA	Prescription Drug User Fee
PFS	Progression Free Survival
PR	Partial Response
PREA	Pediatric Research Equity Act
PRV	Priority Review Voucher
PSP	Pediatric Study Plan
RECIST	Response Evaluation Criteria in Solid Tumors
REMS	Risk Evaluation and Mitigation Strategy
RR	Revenue Service Revenue Ruling
SBIR	Small Business Innovation Research
SCLC	Small Cell Lung Cancer
SD	Stable Disease
SEC	U.S. Securities and Exchange Commission
TCGA	The Cancer Genome Atlas
USPTO	Unites States Patent and Trademark Office

ITEM 1. BUSINESS.

Overview

The therapeutic potential of RNA in oncology remains an unrealized promise due to the difficulty in safely and effectively delivering synthetic RNAs called oligonucleotides to tumors. TransCode believes it is now closer to solving this challenge by means of an ingenious exercise in repurposing. We have developed an RNA delivery platform, the TTX platform, which leverages an iron oxide nanoparticle already approved as a clinical cancer imaging agent and a treatment for iron deficiency anemia as the physical carrier.

The TTX delivery system is built around a core iron oxide nanoparticle that minimizes kidney and liver clearance, which translates into a long circulation half-life that allows for efficient accumulation in tumor cells and metastatic sites. Nanoparticles similar in design to the ones we use have an excellent clinical safety record of low toxicity and low immunogenicity, and their built-in imaging capabilities have the bonus of enabling quantification of the particles’ delivery to target organs. The iron oxide cores are functionalized with amino groups to provide stable links through disulfide bonds to the therapeutic oligonucleotides of interest. The core iron oxide–oligonucleotide complex is further coated with dextran, a glucose polymer, to protect the oligonucleotides from degradation and to provide overall stability to the particle.

The small hydrodynamic size and positive charge of the resulting nanoparticles allows them to infiltrate the tumor microvasculature, extravasate into the interstitium of tumors and metastases, and be readily taken up by the cells. The coating with dextran further facilitates the rapid uptake of the particles by exploiting the high avidity of cancer cells for glucose, a process analogous to the mechanism behind the systemic loading of metastatic cancer cells with fluorodeoxyglucose (FDG) for diagnostic

Positron Emission Tomography imaging. The combined result of a hydrodynamically favored distribution and a metabolically triggered uptake result in the enhanced ability of TransCode’s nanoparticles to access genetic targets inside tumor cells.

Advancing new RNA therapeutic candidates through a modular approach

The TransCode TTX platform for RNA cancer therapeutic development is modular by design, both at the level of the core nanoparticle and of the therapeutic loading. The size, charge, and surface chemistry of the core nanoparticle can be tuned to optimize the particles for the intended target and therapeutic load. The therapeutic load can also be adapted to the specific approach being developed, ranging from RNA interference, or RNAi, which includes siRNAs, antisense oligonucleotides, and non-coding RNA mimics to mRNA–based cancer vaccines and CRISPR–based gene repair and replacement platforms as well as Pattern Recognition Receptors such as retinoic acid inducible gene or RIG-I. The platform can further be used for developing RNA-targeted radiolabeled therapeutics and diagnostics and other custom products targeting known and novel biomarkers and other genetic elements as they are discovered and validated. The TTX platform is intended to overcome issues of stability, efficiency, and immunogenicity faced by existing lipid and liposomal nanoparticle platforms while optimizing targeting of and accumulation in tumor cells and metastatic sites.

The ability to deliver RNA therapeutics inside tumors and metastases is expected to give us the potential to target genes of importance for cancer treatment that have previously been undruggable.

Our lead therapeutic candidate, TTX-MC138, targets microRNA-10b (miRNA-10b), a master regulator of metastatic cell viability in a range of cancers, including breast, pancreatic, ovarian, colon cancer, glioblastomas, and others. TransCode expects to submit an exploratory investigational new drug, or IND, application to conduct a Phase 0 clinical trial with TTX-MC138 designed to demonstrate its delivery to metastatic lesions in patients with Stage IV solid tumors. In parallel, we plan to finalize IND-enabling studies for TTX-MC138.

Our other preclinical programs include two solid tumor programs—TTX-siPDL1, a small interfering RNA, or siRNA,–based modulator of programmed death-ligand 1, or PD-L1, and TTX-siLIN28B, an siRNA-based inhibitor of RNA-binding protein LIN28B. TransCode also has three cancer agnostic programs—TTX-RIGA, an RNA–based agonist of the retinoic acid-inducible gene I, or RIG-I,–driven immune response in the tumor microenvironment; TTX-CRISPR, a CRISPR/Cas9–based therapy platform for the repair or elimination of cancer-causing genes inside tumor cells; and TTX-mRNA, an mRNA-based platform for the development of cancer vaccines that activate cytotoxic immune responses against tumor cells.

Our Lead Product Candidate

Our scientific founders developed TransCode’s initial therapeutic candidate at The General Hospital Corporation, d/b/a Massachusetts General Hospital, or MGH, to target microRNA-10b, a well-validated biomarker linked to metastatic cancer. In contrast, most anti-cancer therapies target primary tumors and do not address metastatic disease specifically. MicroRNA-10b has been shown to be the master regulator of metastatic disease in multiple tumor types. Effective therapeutics have not been developed targeting microRNA-10b because of challenges in delivering therapeutics to tumors despite microRNA-10b’s strong association with cancer metastasis, as documented in over 200 peer-reviewed scientific publications over the last ten years.

TTX-MC138 comprises proprietary iron-oxide nanoparticles and oligonucleotides - synthetic RNA/DNA molecules that specifically target microRNA-10b, a regulatory RNA. The nanoparticles serve as a vehicle to deliver oligonucleotides to metastatic cancer cells. The magnetic properties of these nanoparticles allow for monitoring of their delivery using non-invasive imaging, which we believe adds value for clinical implementation of this therapeutic approach.

Our scientific co-founders conducted a variety of preclinical animal studies involving human metastatic breast cancer models. In these studies, TTX-MC138 was successfully delivered to existing metastatic lesions in the lymph nodes, lungs, and bones as shown by non-invasive imaging performed 24 hours after injection. In five separate studies comprising over 125 mice, TTX-MC138 was injected into mice bearing metastatic breast cancer tumors. These mice models included: the rodent 4T1-luc2 cell line, which is a very aggressive model of Stage IV metastatic breast cancer, the human MDA-MB-231-luc-D3H2LN cell line, which is a Stage II/III cancer model, and the human MDA-MB-231-BrM2-831 cell line, which is a model of breast cancer metastatic to the brain. Tumors in mice implanted with MDA-MB231 cells typically progress from localized disease to lymph node metastases within 21 days of implantation. Tumors in mice implanted with 4T1-luc2 cells typically progress to distant sites in the animals within 10 days of implantation.

To test TTX-MC138 in the model of lymph node metastatic breast cancer, mice had their primary tumors surgically removed four to five weeks after tumor inoculation, following confirmation of lymph node metastases via imaging. This was done to better simulate a clinical scenario, since the current standard of care involves surgical removal of the primary tumor in patients with lymph node metastatic breast cancer. Treatment with TTX-MC138 was then initiated during the week of tumor removal. Because tumors in mice replicate more rapidly than is typical in humans, we combined low-dose doxorubicin with the TTX-MC138 because doxorubicin slows metastatic cell replication specific to these tumor models. Doing so allowed the TTX-MC138 to reach and inhibit the targeted RNA (miR-10b) inside the tumor cells more efficiently.

After four weeks of therapy, mice treated with TTX-MC138 showed complete regression of lymph node metastases. By contrast, in the control groups, there was metastatic progression (Within-Subjects ANOVA: p < 0.05). Treatment was discontinued once complete metastatic regression was observed. By the end of the study at 12 weeks, no recurrence of disease was observed and there was complete regression without recurrence in 100% of treated subjects having this cancer model.

In similar studies involving mice implanted with 4T1-luc2 breast tumors, we observed regression of distant metastases by week six, at which point treatment was stopped (Within-Subjects ANOVA: p < 0.05). Despite stopping treatment, the animals remained metastasis-free and by the end of the study, no recurrence of disease had been observed. There was evidence of complete regression without recurrence in 65% of treated subjects while 35% progressed due to insufficient inhibition of miR-10b in this group. We believe this was due to the high cell replication rate of the tumor model resulting in dilution of the therapeutic candidate. We do not expect this to be the case in humans with metastatic disease, whose cell replication rates are dramatically lower than in mice.

We anticipate submitting to U.S. Food and Drug Administration, or FDA, an exploratory investigational new drug application, or eIND, to support initiation of a First-in-Human, or FIH, Phase 0, clinical trial with TTX-MC138. Subject to timely approval of our eIND, we anticipate initiating the FIH in 2022. This trial is intended to measure the amount of TTX-MC138 delivered to metastatic lesions and the pharmacokinetics and biodistribution of TTX-MC138 in metastatic lesions and other tissues of the body. We believe that demonstrating our ability to overcome the challenge of RNA delivery to genetic targets outside the liver, and specifically to tumors and metastases, would represent a major step forward in unlocking therapeutic access to genetic targets involved in a range of cancers. Concurrent with the Phase 0 trial, we expect to complete IND-enabling studies to support filing an IND for a Phase I/II clinical trial with TTX-MC138.

Modular Design Toolbox

We employ a modular drug design approach to develop product candidates that we believe can efficiently deliver therapeutics to genetic targets inside tumor cells. This approach is based on four complementary design elements that together address the challenges of RNA drug development in oncology:

●Nanocarrier Delivery Mechanism - Our strategy seeks to leverage a nanoparticle that has been extensively used in humans for imaging purposes by repurposing it to deliver oligonucleotides to cancer cells. The nanocarrier is tunable to pre-designed specifications to deliver therapeutic oligonucleotides to an RNA target in tumors and metastases without compromising its integrity. These nanocarriers differentiate us from competitive delivery approaches which rely on lipid particles or chemical structures, such as GalNAc. Competitive delivery approaches effectively target sites in the liver but not sites in tumors and metastases. Our nanocarrier is derived from and is chemically similar to nanoparticles extensively used in imaging (Feridex, AdvancedMagnetics) or for treating iron deficiency anemia (Feraheme, AdvancedMagnetics). We believe our competitive advantages include targeting tumors and metastases, tumor specificity, accumulation of our therapeutic candidate in tumor tissue, and efficient endosomal release which allows for intracellular targeting.
●Modular Design for Therapeutic Development - Our discovery platform consists of a modular ‘toolbox’ for developing therapeutic candidates designed to attack specific disease-causing RNA targets based on the phenomenon of genetic complementarity. These therapeutics incorporate synthetic RNA/DNA molecules called oligonucleotides (oligos), that can be designed as antagomirs, mimics, miRNA sponges, siRNA duplexes, ribozymes, and others depending on the desired therapeutic strategy. In addition to the varied oligo design approach, we can also synthesize nanocarriers with tunable chemistry properties. Combined, the modularity and tunability of these oligonucleotides and nanocarrier components allow us to synthesize libraries of potential therapeutic agents designed for a given indication or a given patient in terms of therapeutic oligonucleotide design, size, surface coating and charge, hydrophilicity and hydrophobicity, and antigen-targeting through incorporation of targeting peptides.
●Genetic Code - Our approach to drug development takes advantage of our rapidly expanding knowledge about the human genome and the annotation of the genome - the knowledge about what different genes are responsible for especially in cancer. Armed with this knowledge, we can take advantage of the coded nature of the genome to design specific oligos that correspond to genetic targets of interest. Once we determine the code of the cancer target, we can develop therapeutic candidates using specific oligos that are harmonized to that target and potentially rewrite the story on cancer. This is what TransCode means - to change the code. After determining the genetic target, we may then attempt to design the optimal approach ranging from siRNAs, antisense oligonucleotides, and non-coding RNA mimics or mRNA–based cancer vaccines and CRISPR–based gene repair and replacement platforms or pattern recognition receptors like RIG-I.
●Image Guided - Because our product candidates are innately detectable using non-invasive imaging, we can monitor their delivery to the tissue of interest and measure their bioavailability. The ability to monitor delivery using Magnetic Resonance Imaging, or MRI, can be instrumental to assessing and controlling the amount of oligonucleotide that reaches the targeted tissues. MRI use during the design phase of the product candidate could guide drug design, delivery schedule, route, and dose and could suggest alternatives should treatment with the therapeutic candidate fail in a given patient. This is critical during drug development because it should allow us to optimize drug design to maximize therapeutic effect.

The following graphic summarizes our modular design approach:

Our Team

At TransCode, we are driven to change how cancer is treated both as a therapeutic modality and in terms of improving patient outcomes. We believe in the potential ability of RNA therapeutics to offer patients complete regression of their disease without recurrence rather than the current norm of giving patients additional months of survival. We are led by an experienced team of dedicated scientists and experts with decades of experience in the foundational areas of RNA and drug development, including RNA drug development using antisense oligonucleotide, or ASO, and silencing RNA approaches. Our Co-Founder and CEO, Michael Dudley, has over 40 years of executive leadership experience in the fields of medical device, diagnostics, and therapeutics. Dr. Zdravka Medarova, our Co-Founder and Chief Technology Officer, is a geneticist and cancer biologist by training. She is an internationally recognized leader in the field of non-coding RNAs for cancer therapy and one of the inventors of TransCode’s technology. She developed the core TTX delivery platform and validated many of the therapeutic targets. Dr. Anna Moore, our Co-Founder, is internationally known for her groundbreaking research on targeted imaging and image-guided therapy. Tom Fitzgerald, our CFO, has over 30 years of accomplishments as a CFO and an investment banker for companies from emerging growth to turnarounds to Fortune 500 companies in the life sciences, technology, financial and industrial sectors. Dr. Peter Liu, our VP of R&D and Chief Scientist, has over 20 years of research and development, or R&D, experience and leadership in the biopharma industry and has in-depth knowledge and expertise in chemistry, oligonucleotide biochemistry, and assay development. In addition, the management team includes Susan Duggan, VP of Clinical Operations; Dustan Bonnin, VP of Corporate Strategy; and Alan Freidman VP of Investor Relations; all of whom have years of experience and expertise in areas of healthcare business development and management, finance, clinical operations and project management, as well as mergers, acquisitions and other strategic transactions. Our advisory team and industry leading consultants have many years of experience and expertise in chemistry manufacturing controls, or CMC, scaleup and commercialization of oligonucleotide and nanoparticle-based therapeutics as well as expertise in quality systems development, regulatory affairs, business strategy, legal affairs, and clinical trial design.

Our Pipeline

We plan to continue research on a variety of microRNAs and biomarkers involved in cancer cell proliferation, carcinogenesis and metastasis. Our lead candidate, TTX-MC138, is expected to enter its first phase of clinical assessment in the second half of 2022, subject to submission to and approval by FDA of our eIND application. In addition, we intend to request various FDA designations or approvals including Breakthrough Therapy, Accelerated Approval, including its Unmet Medical Need provision, Priority Review and Fast Track Designations as well as and Orphan Drug Designation as many cancer indications are classified as orphan indications. In addition, we amended our worldwide exclusive license with MGH to include a small interfering RNA, or siRNA, therapeutic candidate created at MGH by one of our scientific co-founders against PD-L1 in pancreatic and other cancer types including melanoma, breast and non-small cell lung cancer. Our testing in a preclinical pancreatic cancer model demonstrated encouraging results. In addition, we have secured an exclusive option from MGH to license a siRNA technology to inhibit LIN28B in a subset of pancreatic and several other cancer types including hepatocellular, breast, colon, and gastric cancers among others, in which LIN28B expression has been linked to outcome. There is no assurance that these or additional technologies we may license will prove successful or that we will receive any of the FDA designations or approvals we may seek.

The following table summarizes our development pipeline:

Our Strategy

Our goal is to become a leading oncology-focused biotechnology company, leveraging our proprietary platform to discover, develop and commercialize transformative treatments that could result in cancer being managed as a chronic disease. Key components of our strategy include the following:

●Advance the development of our TTX-MC138, TTX-siPD-L1 and TCDx programs to deliver potentially transformative therapies and diagnostics to patients. The modular design toolbox takes advantage of the “coded” nature of the genome and transcriptome. Because of that, DNA/RNA-targeted methods provide an ideal platform for rational design of therapeutic and diagnostic agents based on the phenomenon of complementarity. This approach can be used while relying on recent advances in bioinformatics, genomics, and transcriptomics. The therapeutic molecules can be antisense oligonucleotides (LNA modified oligonucleotides, antagomirs, miRNA sponges), siRNA duplexes, or ribozymes. These molecules can be synthesized to target portions of the code that is aberrant in disease and thus the unique genome of the patient would in turn direct us to an equally unique cocktail of therapeutic agents. We are specifically focused on delivering therapeutic solutions that reach previously inaccessible targets, those in which the biological pathways are clinically and genetically well-validated, to address significant unmet medical needs within broad patient populations. We believe our TTX-MC138 and TTX-siPD-L1 programs have the potential to treat multiple cancer indications that fit these criteria. We expect to initiate a Phase 0 trial in patients with advanced solid tumors this year. We also expect to complete IND-enabling studies this year for a Phase I clinical trial with TTX-MC138, and, if permitted to proceed, to initiate a Phase I/II trial shortly thereafter in adult patients with solid tumors representing a variety of tumor indications.
●Further expand the capabilities of our TTX delivery platform to additional RNA targets. We believe our ability to identify and utilize previously undruggable microRNAs, particularly those with selective or restricted expression, may unlock new opportunities across broad therapeutic applications.
●Continue to build a broad and diverse pipeline of novel oncology product candidates. Guided by our drug development principles and the clinical results from our TTX-MC138 program, we intend to continue to identify therapeutic targets that have disruptive therapeutic potential and are predicted to be well-suited for a therapeutic approach. Given the unique genetic profiles in some of the patient populations that we aim to serve, we plan to continue to leverage a precision medicine approach to help identify patients with the highest probability of responding to our drug candidates. The capabilities of our discovery platform, such as our expanded toolbox that includes our image capable delivery system, enable us to pursue targets linked to a wider range of indications.
●Expand and protect our proprietary know-how and intellectual property. We are developing a broad patent portfolio meant to protect our intellectual property, which we intend to expand further. Our intellectual property, which includes proprietary know-how as well as various patents, applies not only to our licensed compounds but also to other technologies assigned to TransCode.
●Explore synergistic collaboration opportunities. To further our goal of delivering transformative therapies to the broadest possible patient populations, we expect to pursue strategic partnerships that may provide complementary capabilities in cancer indications which require clinical studies and/or tumor indications that fall outside of our core interest. Secondarily, we are interested in partners that could potentially assist us in manufacturing, distribution, and commercialization in disease areas within our core therapeutic focus.

Background of RNA

RNA has long been viewed as an attractive therapeutic modality because it can be used to target a wide array of diseases; it involves rational and straightforward drug design, the drugs are highly selective for their target, and nominal amounts of drug are required to achieve powerful therapeutic activity. In addition, such drugs have the ability to engage targets that are otherwise ‘undruggable’ by targeted therapeutics, such as small molecules and monoclonal antibodies, thus opening up whole new avenues for treating intractable diseases. Turning this concept into a clinical reality, however, is no small feat. Therapeutic nucleic acids, such as mRNA, ASOs and siRNAs have been in clinical development for decades, and for much of this time, clinical success has been out of reach. This lack of clinical success is due to three delivery-related challenges:

1.	protecting the therapeutic oligonucleotide from dismantling by the immune system,
2.	maintaining stability long enough to allow for full therapeutic effect on the tumor, and
3.	penetrating target organs and cells.

Because of these challenges, RNA as a cancer treatment modality has been bypassed largely by the interest in other forms of treatment including immunotherapy. One enticing feature of RNA-targeting therapeutics is that once chemistry and delivery are optimized, designing and producing a lead compound for a new target is relatively straightforward, and their in vivo pharmacokinetics are highly predictable. This means that the timeline from target identification to preclinical proof of concept in animal models, to having a lead compound ready to be tested in clinical trials, could be measured in months rather than years, which has been the norm for drug development until now. This is reflected in a burgeoning clinical pipeline: currently more than a hundred investigational RNA-targeting drugs are under clinical development for disease indications encompassing neurodegeneration, metabolic and cardiovascular disorders and various cancers. Advancements in the field are now accelerating after years of slow progress. In 2016, nusinersen, a splicing switching ASO, was approved by the FDA and became the first drug to treat spinal muscular atrophy, a rare and often fatal disease of the nervous system, and 2018 witnessed the first ever approval of an RNAi drug - patisiran - to treat polyneuropathy of hereditary transthyretin-mediated amyloidosis, another rare and devastating disease mediated by the liver. These recent successes validated the clinical utility of RNA-targeting therapeutics and brought forward lifesaving drugs for patients who previously had no effective treatment options.

Our scientific approach is based on three complementary elements that address these challenges: the ability to precisely deliver an oligonucleotide to an RNA target without compromising the integrity of the oligonucleotide; a platform to develop oligonucleotides that are designed to attack specific disease-causing RNA targets; and a diagnostic test for optimal targeting which can guide therapeutic intervention.

Our scientific founders initially developed the lead candidate therapeutic at MGH to address the challenge of targeting microRNA-10b, a well validated target linked to metastatic cancer, which has been shown to cause approximately 90% of all cancer deaths. In contrast, most anti-cancer therapies target primary tumors and do not address metastatic disease specifically. Until now an effective therapeutic has not been developed to target microRNA-10b because of the delivery challenge despite microRNA-10b’s strong association with cancer metastasis as documented in over 200 peer-reviewed scientific publications.

TTX Design

Our delivery solution utilizes a similar construct as products that are already in clinical use for other indications. It leverages a particle that has been extensively used for imaging purposes and has been repurposed to be used as a delivery system for oligonucleotides. The nanocarrier is tunable to pre-designed specifications to shuttle therapeutic oligonucleotides to tumors and metastases and to precisely deliver oligonucleotides to an RNA target without compromising their integrity. Our platform, which has undergone more than 12 years of research and development optimization at MGH, is designed to deliver the oligonucleotide to the tumor cells with enhanced stability and binding affinity. We believe that the nanocarrier’s small size may allow for a long circulation time and efficient accumulation in metastatic tumor cells while minimizing kidney and liver clearance. A dextran coating stabilizes the oligonucleotide by blocking large nuclease proteins from gaining access to it. Our delivery platform allows for the custom development of product candidates as well as targeting of specific biomarkers in multiple cancer types. The biomarker acts as both a diagnostic and therapeutic target in that the molecule is designed for a specific RNA target and the target itself is a biomarker for the particular cancer.

Another advantage of the delivery system is noninvasive monitoring of the therapeutics’ biodistribution using MRI. We believe that this advantage represents an indispensable tool to assess and control delivery to targeted tissues which has the potential to enhance both efficacy and safety. Our most advanced program focuses on metastatic cancers, which have been shown to be responsible for over nine million deaths per year worldwide. In preclinical mice studies, our lead therapeutic candidate demonstrated the ability to be delivered to existing metastatic lesions and potentially eliminate metastasis. In one preclinical study using a Stage II/III cancer model, our lead therapeutic candidate elicited complete regression without recurrence during the 12-week study period in 100% of animals treated. In another preclinical study using an aggressive Stage IV cancer model, our lead therapeutic candidate elicited complete regression without recurrence during the study period in 65% of animals treated. We anticipate submission of an eIND to support initiation of our First-In-Human clinical trial with our lead therapeutic candidate that we anticipate beginning in the second half of 2022.

The general design of our therapeutic candidates is described in Fig. 1. The modular delivery system that constitutes the core of our therapeutic and diagnostic platform, TTX, comprises iron-oxide nanoparticles that have been designed for optimized delivery to primary and metastatic tumors. Based on the literature and our own studies, we believe that the delivery of TTX-candidates and other similar iron oxide nanoparticles to tumors and metastases relies on a combination of hemodynamic, physicochemical and metabolic factors. An approved iron oxide nanoparticle named Feraheme (ferumoxytol) used to treat iron deficiency anemia has been observed clinically to be long circulating with a half-life in blood of 17-24 hours. This far exceeds what we believe is the 3-6 hours for lipid nanoparticles. Iron oxide nanoparticles distribute to the interstitium (spaces between cells) of tumors and metastases via the enhanced permeability and retention, or EPR, effect, followed by uptake of the positively charged nanoparticles into tumor cells. Our nanoparticles are also coated with a non-metabolizable sugar which further facilitates uptake based on the Warburg effect (a form of modified cellular metabolism found in cancer cells). An additional advantage of our design derives from the capability for noninvasive imaging via magnetic response imaging, or MRI, resulting from our incorporation of a superparamagnetic iron oxide into the design of TTX.

The clearance pathway for these nanoparticles is also well understood. Like other iron oxide nanoparticles, TTX accumulates in the organs of the reticuloendothelial system. There it is taken up by the cells and rapidly broken down. The iron from the iron oxide core enters the endogenous iron pool, whereas the dextran from the nanoparticle coating is cleared through the kidneys. After over 12 years of R&D optimization, we have extensively studied our delivery nanoparticle’s step-by-step synthesis and characterization, as well as their hydrodynamic size, surface charge, relaxivity, toxicity, stability and immunogenicity.

The TTX delivery platform is highly differentiated from other oligonucleotide delivery systems that have been developed commercially (Fig. 2).

We describe our delivery system as “Oligonucleotide Conjugated Nanoparticle” and believe it offers the following advantages:

●	Small size (20nm+/-) gains access to tumors and metastases and avoids early clearance by the liver and kidneys; long circulation half-life;
●	Low risk of immunogenicity vs competitor lipid particles which have been shown to induce undesirable immune responses via a number of different mechanisms, including complement activation and inflammatory cytokine overproduction;
●	Quantitative non-invasive imaging via MRI & measurement of drug bioavailability during treatment;

●	Surface coating consisting of a non-metabolizable glucose polymer creates steric hindrance by blocking large nuclease proteins from gaining access to oligonucleotide during the binding process to our target microRNA and at the same time results in a positive zeta potential improving stability and improving cell uptake;
●	Highly stable, low toxicity potential; and
●	Accumulation inside tumors and metastases as well as greater binding affinity and specificity to intended genetic targets inside tumor cells.

Our Programs

Target Identification

microRNA’s

MicroRNAs, or miRNAs, are important post-transcriptional regulators (control of gene expression at the RNA level) of gene expression. The recent literature abounds in examples of the key role played by miRNAs in determining cell fate. These examples are particularly compelling with regard to cancer emergence, progression, and response to therapy. Consequently, miRNAs represent candidates as targets of therapeutic intervention. To specifically inhibit cancer causing miRNAs, we design therapeutics capable of first accumulating in tumor cells which then allow for target engagement of the specific miRNA of interest.

The process for therapeutic target identification is now well established. It involves differential expression analysis in cancer cell lines and animal models of cancer. These targets are then further validated as clinically actionable targets through examination of gene expression in genomic databases, such as The Cancer Genome Atlas, or TCGA, which can give us information about level of expression of each target in large populations of cancer patients and can correlate target expression to parameters such as patient survival and other clinical measures of outcome.

Target Engagement

Preclinical Proof of Delivery

In our preclinical studies, we used our lead therapeutic TTX-MC138, which is designed to specifically target miRNA-10b. The product candidate was fluorescently labeled and injected into mice implanted with the murine breast cancer cell line. In this model, “orthotopically” implanted breast area tumors progress from localized disease to lymph node, lung, and bone metastases within three weeks of tumor inoculation. Optical imaging performed 24 hours after intravenous injection of the product candidate revealed uptake by metastatic lesions in the lymph nodes, lungs, and bone. Fluorescence microscopy confirmed widespread uptake by the metastatic tumor cells in these organs supporting our hypothesis that the product candidate, as designed, can target disseminated cancer in distant organs. In addition to demonstrating delivery, we have also observed efficient target engagement. We analyzed the expression of the miRNA-10b target in a mouse model treated with TTX-MC138 and observed elimination of the target.

Clinical Feasibility of Delivery

Clinical proof of delivery is derived from studies in patients using the clinically approved agent Ferumoxytol, which is marketed for the iron replacement therapy for patients with anemia and has also been used off-label in clinical studies as an imaging agent detectable by MRI. The authors observed that all brain metastases showed accumulation of the agent in the metastatic lesions (Fig. 3). Results of the studies provide preliminary grounds that at clinically acceptable doses of TTX (5 mg/kg), we will be able to achieve robust target engagement and therapeutic effects in human patients.

TTX-MC138

Metastatic cancer is the form of cancer that has spread from an original tumor location to new sites in the body. Treatment of metastatic cancer is more complicated than treating early-stage cancer. Most of the treatments for metastatic cancer are focused on providing palliative care. With increases in the prevalence of disease and in life expectancy, there is also a rise in R&D expenditures in the field of oncology.

According to the most recent report by Emergen Research, the global metastatic cancer treatment market size was $63.03 billion in 2019. This market is expected to reach $111.16 billion in 2027, representing a compounded annual growth rate of 7.3% over that period. Rising prevalence of cancer and high unmet medical needs of patients suffering from metastatic cancer are the drivers stimulating the growth of the metastatic cancer treatment market. We are developing TTX-MC138, our lead product candidate for the treatment of metastatic cancer. TTX-MC138 targets the validated critical driver of metastatic progression, microRNA-10b. We believe that TTX-MC138 has the potential to improve outcomes over current treatment options as well as other drugs currently in development, which are geared towards treating primary cancer but of limited efficacy treating disseminated malignancy. In preclinical studies, TTX-MC138 was successfully delivered to existing metastatic lesions, in all subjects, eliminated metastasis and elicited complete regression without recurrence in 100% of subjects treated in a Stage II/III cancer model and 65% of subjects treated in a very aggressive Stage IV cancer model.

MicroRNA-10b (miR-10b)

One of the first miRNAs to be shown as having aberrant expression in cancer was miR-10b. Since the inaugural study on miR-10b in Dr. Robert Weinberg’s lab at the Whitehead Institute for Biomedical Research and Department of Biology,

Massachusetts Institute of Technology, its role as a metastasis promoting factor has been extensively validated. To date, there have been more than 200 peer-reviewed scientific publications on miR-10b and metastasis across 18 different cancer types. This immense set of information holds possibilities for novel methods to improve the lives of many. The therapeutic target, miRNA, is a regulatory RNA. MiRNAs are placed at the apex of the gene regulatory pyramid and play a fundamental role in defining cell fate. Therefore, we believe by targeting microRNAs, it may be possible to achieve a persistent therapeutic response in cancer patients. Our hypothesis is based on the rationale that the tumor cell phenotype is critically dependent on fundamental molecular pathways of oncogenesis and that altering these pathways can result in very specific and robust therapeutic effects. The miRNA genome is a target because it is uniquely altered in tumor cells and represents a “hub” of carcinogenesis, since a single microRNA can coordinately affect the expression of multiple genes resulting in a comprehensive therapeutic response. In addition, because of the fundamental role played by microRNAs in defining tumor cell phenotypes, evasion of this therapeutic intervention by mutation is less likely.

Metastatic cells are uniquely capable of leaving the primary tumor, surviving in circulation and colonizing a distant organ which has properties distinct from the primary tumor where the cells originated. Cells endowed with this capability evolve in response to an adaptive process driven by a cellular “survival instinct.” Specifically, as tumors proliferate, pockets arise inside them characterized by inadequate resource supply due to failure of the tumor vasculature to keep up with the rapidly increasing tumor cell burden. This generates local inhospitable areas of low pH, high inflammation, and insufficient stromal supportive network necessary to maintain the survival of the tumor cells. As a result, some of the tumor cells within these pockets evolve by activating mechanisms, such as those driven by high miR-10b expression, that allow them to survive in the absence of abundant nutrient supply and to persist without the strong attachment to the extracellular matrix. These newly emergent cells become “refugees” from the primary tumor, invisible to most diagnostic/imaging modalities and resistant to most currently available therapeutic modalities.

In our search for the ideal therapeutic target, our founders identified microRNA-10b as critical for the survival of these cells. Our lead candidate is designed to enter these tumor cells and inhibit miR-10b. Without the high level of expression of miR-10b, these cells, stripped out of their natural microenvironment, do not have the adaptive mechanism they need in order to survive, so they simply die.

Preclinical and clinical evidence of miR-10b’s role in cancer

Against this conceptual framework, we have designed our lead therapeutic-candidate, TTX-MC138, which is designed with the potential to efficiently inhibit microRNA-10b in metastatic cancers. Studies in mouse models implanted with human metastatic breast cancer concluded that weekly treatment with TTX-MC138 in combination with low-dose chemotherapy was the likely reason for regression of established metastatic lesions in the lymph nodes, as well as distant organs such as the lungs and bone. Once disappearance of the metastatic lesions was observed in treated subjects with Stage II, III and IV cancer models, treatment of the animals was stopped and they were monitored for recurrence of tumors. The study observed no recurrence of metastatic disease within the observational period, suggesting that metastasis had been eliminated.

The choice of microRNA-10b as a target is supported by its potentially broad relevance to cancer. Recent studies have demonstrated that the influence of microRNA-10b extends beyond breast cancer to 17 other tumor types including pancreatic, lung, colorectal, gastric, bladder, ovarian, and hepatocellular cancer amongst others, suggesting that the described approach may be broadly applicable to metastatic disease. In addition, TTX-MC138 is hormone receptor independent and its mechanism of action has been observed to treat metastatic breast cancer in rodents regardless of hormone receptor type (ER+/-, PR+/-, HER2+/-, or combinations thereof).

Our understanding of the pathway that miR-10b uses and its effects is constantly evolving. However, the downstream effects of miR-10b as we currently understand them can be divided into six pathways: promotion of migration and invasion, promotion of epithelial-mesenchymal transition (EMT), inhibition of apoptosis, promotion of proliferation, induction of angiogenesis, and self-renewal.

Known microRNA-10b targets include Homeobox D10, or HOXD10, implicated in tumor cell migration and invasion, c-JUN, a critical inducer of cell proliferation and tumor progression, and phosphatase and tensin homolog (PTEN), which results in maintained AKT activation, a Ser/Thr kinase associated with proliferation, apoptosis, and growth. This effect on the AKT pathway allows for the improved self-renewal found in cancer stem cells highly expressing miR-10b. The key pathways through which miR-10b exerts its pro-metastatic effects are summarized in Fig. 4.

Mechanism of Action of TTX-MC138

Our therapeutic concept is summarized in Fig. 5. TTX-MC138 represents a proprietary therapeutic candidate that inhibits microRNA-10b. In primary tumors, inhibition of microRNA-10b by TTX-MC138 leads to arrest of tumor cell dissemination to local and distant organs. We believe a combination of TTX-MC138 with low-dose doxorubicin may lead to metastatic cell death and complete and persistent regression of already formed metastatic lesions in local and distant organs. Low-dose doxorubicin was used to slow down cell division in tumor cells. In preclinical studies that utilize aggressive metastatic tumor models, the use of low dose doxorubicin was necessary to allow TTX-MC138 to fully inhibit microRNA-10b. Because metastatic growth is slower in humans, the use of a cytostatic such as doxorubicin will likely be unnecessary. In our mechanistic studies, the studies described an effect of TTX-MC138 on HOXD10. A different study by a group from Tel Aviv University concluded that it likely had a robust effect on c-JUN. Specifically, the study showed that loss of cell contacts or restructuring of the cytoskeleton, manifested as loss of E-cadherin in metastatic cells, led to a significant increase in miR-10b expression. Interestingly, the increase in miR-10b expression was accompanied by an increase in the accumulation of c-Jun. Silencing miR-10b in metastatic breast cancer cells resulted in a reduced c-Jun expression, whereas overexpression of miR-10b elevated the accumulation of c-Jun. Furthermore, detailed mechanistic studies revealed that miR-10b activates the expression of c-Jun through RhoC and NF1, through a novel pathway for promoting migration and invasion of tumor cells.

Results

In our preclinical studies outlined in Fig. 6, when TTX-MC138 was combined with a low-dose cytostatic (doxorubicin), there was complete and persistent regression of pre-existing metastatic cancer with no evidence of recurrence and no systemic toxicity. In preclinical studies that utilized aggressive metastatic tumor models, doxorubicin was used to allow TTX-MC138 to fully inhibit microRNA-10b. Because metastatic cell growth is slower in humans, we do not believe that a cytostatic such as doxorubicin will be necessary.

Specifically, in a model of Stage II/III breast cancer in mice with lymph node metastases, just four weekly treatments eliminated metastatic burden in all animals. By contrast, in the control groups, there was metastatic progression (Within-Subjects ANOVA: p < 0.05). Once metastases were eliminated, therapy was stopped. Thereafter, the animals were observed by bioluminescence optical imaging to detect recurrence. No recurrence of metastatic disease was observed by the end of the study at 12 weeks after tumor implantation. This translated into 100% survival.

In a model of Stage IV breast cancer in mice, we obtained 65% survival. Specifically, in mice implanted with 4T1-luc2 breast tumors, we observed regression of distant metastases by week six, at which point treatment was stopped (Within-Subjects ANOVA: p < 0.05).

We found no elevation in serum biochemistry markers following treatment suggesting the absence of acute toxicity associated with the product candidate. In addition, histopathology of major organs resulted in no observed gross tissue abnormalities suggesting that there was no sub-chronic toxicity as a result of treatment.

Clinical Development Plan

We expect to file an eIND with FDA to conduct a Phase 0, First-In-Human, or FIH, clinical trial with TTX-MC138 in patients with advanced solid tumors. The primary purpose of conducting this Phase 0 trial is to clinically demonstrate delivery of TTX-MC138 to metastatic tumor lesions. In this trial, we also intend to evaluate biodistribution of our drug candidate and measure its pharmacokinetics (study of the bodily absorption, distribution, metabolism, and excretion of our drug).

Phase 0 - First-in-Human Clinical Study (Exploratory IND)

We anticipate having our FIH clinical trial conducted at a major cancer center with experience in clinical trials for cancer therapeutic candidates.

This clinical trial has the potential to:

●	demonstrate quantifiable evidence of delivery of TTX-MC138 to metastatic lesions in advanced solid tumors;

●	inform Phase I/II clinical trials by measuring pharmacokinetics and biodistribution in vital organs and other tissues;

●	inform therapeutic dose levels based on microdose results; and

●	validate delivery for the TTX pipeline more broadly, potentially opening-up additional relevant RNA targets that have been previously undruggable due to challenges with RNA delivery.

Anticipated Phase I Clinical Trial

Concurrent with the Phase 0 study, we expect to complete IND-enabling studies to support an IND for a Phase I clinical trial with TTX-MC138.

Description of the anticipated Phase I clinical trial

The anticipated Phase I dose escalation and expansion clinical trial, which is subject to FDA review and approval, is designed to assess the safety of the drug candidate in humans, including observing potential side effects, and to determine the minimum effective dose, or MED, and maximum tolerated dose, or MTD, of TTX-MC138 in treating patients with metastatic cancer. It is anticipated that study subjects will express microRNA-10b as measured by quantitative reverse transcription polymerase chain reaction, or qRT-PCR, and have had prior surgical resection of the primary tumors.

Anticipated Study Design

●	To assess the hypothesis that the drug candidate may demonstrate anti-tumor activity.
●	To assess the preliminary efficacy of the drug candidate using key efficacy indicators, such as objective response rate, or ORR, clinical benefit rate defined as complete response, or CR, partial response, or PR, or stable disease, or SD, as assessed by radiographic imaging and/or clinical chemistry.
●	Dose Escalation Objectives: dose finding and safety assessment.
●	Secondary Objectives: Confirm delivery to tumor sites using magnetic resonance imaging, or MRI, measure pharmacokinetics, and, using PCR, measure microRNA-10b inhibition and confirm target engagement.
●	Dose Expansion Objective: determine clinical response rate according to the common cancer study standard, Response Evaluation Criteria In Solid Tumors, or RECIST.
●	Secondary Objectives: ORR according to investigator’s assessment, duration of response, safety and additional pharmacokinetic and pharmacodynamic evaluations.
●	Up to 10 investigative sites.
●	Course of treatment expected to be over six months per subject.

In a “3 + 3” dose escalation design, three patients are initially enrolled into a given dosage cohort. If no dose limiting toxicity, or DLT, is observed in any of these subjects, the trial proceeds to enroll additional subjects into the next higher dose cohort. If any one subject develops DLT at a specific dose, an additional three subjects are then enrolled into that same dose cohort. Development of DLTs in more than one of six subjects in a specific dosage cohort suggests that the maximum tolerated dose has been exceeded, and no further dose escalation is pursued. In dose expansion, patients are enrolled and treated at the MED.

Accelerated Regulatory Programs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs addressing unmet medical needs or for treating serious or life-threatening diseases or conditions. These programs include Fast Track, Breakthrough Therapy, Priority Review, Accelerated Approval and Orphan Drug Designations. The purpose of these programs is to expedite either the development or the review of certain new drugs to get them to patients sooner than under standard FDA development and review procedures. We anticipate seeking one or more of these qualifications, but there is no assurance that we will obtain any of them.

Orphan Drug Designation Status

The Orphan Drug Act was enacted by the 97th Congress in 1983 to facilitate the development of drugs that impact smaller patient populations. Benefits available under the Act include seven-year marketing exclusivity, 25% tax benefits for research & development activities performed in the U.S., a waiver of Prescription Drug User Fee Act, or PDUFA, Fees, and qualification to compete for research grants.

We intend to conduct in vivo studies to support filing of TTX-MC138 in orphan disease indications in pancreatic cancer, osteosarcoma, and small cell lung cancer, or SCLC, among others. In the Michigan State University laboratory of one of our scientific co-founders, testing of TTX-MC138 in glioblastoma cells has been completed. Mechanistic studies have produced efficacy signals in combination with temozolomide, or TMZ, in glioblastoma multiforme, or GBM, cell lines. A manuscript summarizing results from this study has been submitted for publication.

We have initiated submission of a request for Orphan Drug Designation for our checkpoint inhibitor, TTX-siPDL1, in pancreatic cancer.

There is no assurance that we will obtain any Orphan Drug Designations.

TTX-siPDL1

Pancreatic cancer is the fourth-leading cause of cancer-related death in the United States with an overall 5-year survival rate of only 8%. Surgical resection remains the treatment of choice for patients with resectable disease. However, less than 20% of the diagnosed patients qualify for curative resections, 30% of patients present with regional disease, and 50% present with distal metastases with survival rates of 11% and 2%, respectively. The reasons behind such poor prognosis have been postulated to involve the advanced stage at the time of diagnosis, and resistance to standard chemotherapies. However, these therapies are heavily dependent on the patient’s overall health, and the overall survival benefit for the latest cytotoxic combination therapies is only approximately two to five months.

Considering the tremendous suffering caused by this disease and the modest progress achieved thus far with cytotoxic treatments, it is clear that we need to explore radical, transformative approaches for therapy that attack the disease from multiple angles. The last decade has seen tremendous progress in the field of cancer immunotherapy. In fact, immunotherapy represents the most promising new cancer treatment approach since the development of the first chemotherapies in the 1940s. Checkpoint inhibitors have worked against lethal cancers such as melanoma and some lung cancers - sometimes with dramatic success - and are being tested in dozens of other cancer types. However, pancreatic cancer has proven difficult to treat with conventional drugs and has been resistant to initial immunotherapy approaches. Partly, the reason for this is the tumor microenvironment that characterizes pancreatic adenocarcinoma, which is both immunosuppressive in nature and a physical barrier for antibody and T-lymphocyte infiltration. Consequently, it is important to design alternative approaches that combine innovative checkpoint inhibitors that can be delivered efficiently to tumor cells and tumor resident macrophages, and strategies that enhance the permeation of the tumor by T-lymphocytes.

Our immune system has T-cells that help fight off diseases. T-cells are like soldiers that help the body fight infections and other diseases, including cancer. However, cancer cells can escape T-cells by expressing a protein called PD-L1. PD-L1 works like a “stop sign” to inactivate T-cells. The far left of Fig. 7 shows how the immune system prevents T-cells from recognizing and killing tumor cells by producing PD-L1. To the right of the first graphic in Fig. 7 is a graphic that shows how current checkpoint inhibitors work to block PD-L1 expression. On the far right in Fig. 7 is a graphic that shows how our approach is designed to prevent the synthesis of PD-L1 altogether rather than blocking its function. TTX-siPDL1 incorporates a siRNA against PD-L1 as its functional component. This should inactivate PD-L1 at the post-transcriptional level, and thus trigger the degradation and/or translational repression of the PD-L1 mRNA, preventing the cell from expressing the PD-L1 antigen. Since we are utilizing an RNAi approach, our therapeutic candidate has the potential to be more efficient, which could to result in increased efficiency for T-cells to recognize and kill tumor cells. At this time, we believe we are the only company targeting PD-L1 using RNAi. As our initial therapeutic candidate, we are developing an alternative strategy that relies on combining gemcitabine (Gem), the standard of care treatment for pancreatic cancer, and a novel PD-L1 inhibitor (termed TTX-siPDL1). TTX-siPDL1 incorporates our proprietary nanoparticle delivery system specifically designed to efficiently deliver our therapeutic candidate to tumor cells in vivo, where it should inhibit PD-L1 expression on tumor cells via the RNA interference mechanism. We believe that this approach is advantageous over small molecules or antibodies because the silencing RNA component inhibits the target antigen at the post-transcriptional level and not at the protein level. Also, the RNA mechanism has been shown to be catalytic and has been observed in in vitro studies to necessitate the delivery of only picomolar amounts of silencing RNA to the tumor cell to eliminate the target antigen. By contrast, small molecules or antibodies require the achievement of at least a 1:1 molar ratio of antigen to therapeutic molecule and could be ineffective in the presence of a compensatory increase in the expression of the target antigen by the tumor cell.

In our initial preclinical study, we administered combination therapy consisting of gemcitabine and TTX-siPDL1 in a syngeneic murine pancreatic cancer model over a seven-week treatment period. Our study investigators observed significantly lower morbidity and toxicity, tumor regression and a dramatic improvement in survival. In particular, following dose optimization, a 90% reduction in tumor volume was observed after two weeks of treatment. Within the study, 100% of the control animals had succumbed to their tumors by week six after the beginning of treatment, while none of the experimental animals treated with a high dose of the active drug, TTX-siPDL1, had succumbed at week six of treatment, and 67% of these animals survived for 12 weeks.

We believe an additional key advantage of our approach derives from the fact that it offers an opportunity to develop a clinically relevant, image-guided treatment protocol that provides knowledge about therapeutic outcome, expressed both as change in tumor volume and tumor growth rate. Importantly, the combination of hemodynamic and metabolic targeting should ensure highly efficient distribution of the therapeutic candidate in the tumor microenvironment and its uptake inside tumor cells, as opposed to monoclonal antibodies which are not optimally targeted to the tumor microenvironment. As a result, TTX-siPDL1 could potentially have much more potent target engagement than the clinically-used checkpoint inhibitors, which are based on monoclonal antibodies.

Our studies illustrated the potential of the combination treatment with gemcitabine and TTX-siPDL1 in pancreatic cancer. Study mice co-treated with TTX-siPDL1 and gemcitabine showed significant inhibition of tumor growth relative to controls (P < 0.05). This difference was evident two weeks after beginning treatment. Tumor volumes in the low-dose group were not different from the TTX-siSCR (scrambled oligo sequence) control until week six (Fig. 8A).

The presumed advantage of the combination treatment was demonstrated in the study when assessing animal survival (Fig. 8B). In the study, 67% of the mice treated with gemcitabine and TTX-siPDL1 (high dose) survived until week 12, while 67% of the mice treated with gemcitabine and TTX-siPDL1 (low dose) survived until week eight. All of the control mice treated with TTX-siSCR and gemcitabine succumbed by week six. Within the study, all of the mice in the group treated with gemcitabine and TTX-siSCR developed large necrotic tumors, presumably due to the high rate of tumor growth. Tumor necrosis and ulceration was not seen in the experimental animals.

More recently, we carried out studies in a highly aggressive syngeneic orthotopic model of PDAC that is characterized by intense desmoplasia, similarly to human PDAC (Fig. 9). There was a notable reduction in tumor volume in the high-dose TTX-siPDL1 group, relative to all control groups. The improvement in therapeutic outcome was best seen in terms of animal survival with two-thirds of the animals in the high-dose TTX-siPDL1 group surviving 35 days after the beginning of treatment, as opposed to just 25% of the control animals. Additional studies are underway.

TTX-RIGA

Dysregulation of miRNA and messenger RNA, or mRNA, often results in pathological states such as cancer. miRNAs and mRNAs can function as tumor suppressors or oncogenes and play an important role in tumorigenesis, tumor growth, angiogenesis, and metastasis. Hence, inhibition of overexpressed oncogenic miRNAs or mRNAs or restitution of downregulated tumor-suppressor miRNAs or mRNAs provides a promising approach to treat cancer. While normal miRNA and mRNA inhibitory functions help regulate gene expression in the cell, dysregulated oncogenic miRNAs and mRNA can lead to suppression of critical pathways that control apoptosis, cell cycle progression, growth, and proliferation. Suppressing these oncogenic factors promotes the inhibition of cancer cells.

Retinoic acid-inducible gene I, or RIG-I, is a cytosolic nucleic acid sensing Pattern Recognition Receptor, or PRR, of the innate immune system. It is essential for recognizing certain RNA viruses. RIG-I is ubiquitously expressed in all cell types including tumor cells. RIG-I engagement leads to tumor cell death, and to activation of the innate and adaptive immune systems. These factors suggest it could be an attractive therapeutic approach in oncology.

Tumor cell death induced by RIG-I activation has been reported in multiple types of cancer, including pancreatic, prostate, head and neck, gastric, and breast cancer as well as glioblastoma. However, RIG-I-based therapeutic strategies face multiple challenges, such as designing highly specific and stable agonists, and developing efficient agonist delivery modes while avoiding uncontrolled release of pro-inflammatory cytokines.

Our therapeutic candidate, TTX-RIGA, which is in early stages of development, utilizes our delivery system. TTX-RIGA is intended to activate the RIG-I signaling pathway in turn triggering an immune response that targets cancer. The results of the testing we have completed support continuation of our research with this candidate.

TTX-siLIN28B

LIN28B is an RNA-binding protein that regulates messenger RNA, or mRNA, translation. It may be activated in a variety of human cancers by mechanisms that remain poorly understood. Increasing evidence demonstrates that LIN28B is activated in cancer and serves as a critical oncogene, a mutated gene that contributes to the development of a cancer.

We recently extended our exclusive option from MGH to negotiate a license for a siRNA technology designed to inhibit LIN28B in a subset of pancreatic and several other cancer types including hepatocellular, breast, colon, and gastric cancers among others.

We began pre-clinical studies on our TTX-siLIN28b targeting LIN28B in 2022. Should test results meet our objectives, we anticipate conducting animal studies with this product candidate after which we will consider adding this candidate to our MGH license agreement.

If we achieve success with any of our other therapeutic candidates in pre-clinical animal studies and have the resources to do so, we anticipate advancing these candidates into clinical trials.

TRANSCODE DIAGNOSTIC PROGRAM (TCDx)

CDx Mechanism of Action

One key to reducing cancer mortality is early detection. TransCode’s is considering applications of its technology to diagnostic product candidates designed to identify the right therapy for particular patients.

TCD-MiRNA Screening and Diagnostic Assays

Building on a foundation of medical imaging, TransCode’s scientific founders have developed a specific biomarker test designed to measure microRNA expression in single intact live cells, tissues and serum. In this manner, TransCode’s microRNA nanosensor (CDx) is being developed to address a major unmet need in the areas of cancer biology, diagnosis and therapy.

Importantly, the nanosensor could permit measurement of microRNAs in single cells, e.g., from circulating tumor cells, allowing the capture of the heterogeneity of microRNA expression in a patient and observation of individual populations of rare cells, such as cancer stem cells.

The fluorescent read-out generated by the nanosensor is highly specific and has nanomolar sensitivity.

The nanosensor assay is inexpensive and rapid; could be used to determine microRNA expression in biopsies, serum, and circulating tumor cells in multiple clinical settings throughout a patient’s treatment.

TCD-miR10b

One of the most promising features of microRNA-10b is the potential to use its expression in diseased tissue and in circulation as a biomarker to diagnose the presence of metastases and potentially as a predictive biomarker of overall/disease free survival in cancer. Our TCD-miR10b assay has been designed to allow for identification of patients at increased risk of disease progression, a capability not currently available. It could help stratify tumors based on aggressiveness, which could better inform the need for more aggressive treatment or the need for increased surveillance. It could serve as a diagnostic biomarker for the presence of metastases, better informing therapeutic decisions as evidenced in recent studies showing that microRNA-10b expression is negatively correlated to sensitivity to 5-fluorouracil (5-FU)-based therapies and can induce greater tamoxifen resistance.

We have completed preclinical studies to validate TCD-miR10b and a small pilot study using human serum from healthy subjects and from patients with metastatic breast cancer. TCD-miR10b is also being investigated for use in monitoring response to treatment with TTX-MC138 in clinical trials. This capability could be instrumental in identifying which patients might better respond to TTX-MC138 therapy in clinical trials and then in measuring therapeutic response during those trials (Fig.10).

1
Blood collection
2
Screening assay
performed on cancer patients that have gone through SOC (surgery/radiation/chemo etc)
3a
Negative test
follow-up test in 6-12 months
3b
Positive test
Diagnostic assay preformed to validate positive expression and quantitative analysis
4
Treatment
patient treated with TTX-MC138
5
Follow-up testing
until miR-10b expression returns to normal
6
Follow-up screening
at 6-12 months once miR-10b expression normalizes
TTX-MC138

Figure 10. Diagnostic work-flow that incorporates TransCode's screening and quantitative assays to enable therapy with TTX-MC138.

We have evaluated the performance of the our assay in detecting miR-10b in human blood and tissue compared to the gold-standard, qRT-PCR. We have characterized the performance of the diagnostic assay in terms of specificity, reproducibility, dynamic range, and detection limit.  Our results support continued development of this assay in human blood.

INTELLECTUAL PROPERTY

Our intellectual property, or IP, portfolio is directed to our therapeutic and diagnostic candidates and their targeted use and development in specific patient populations and in specific indications. Our portfolio currently consists of several patent families comprising issued patents, pending patent applications and new provisional patent applications. Patents for TTX-MC138 and the biomarker test have issued in the U.S. and the U.K. We license these patents under our MGH License. The MGH patents for TTX-MC138 were filed only in the US, which we believe represents a significant portion of the total market. We intend to pursue new patents with broader coverage in both the U.S. and elsewhere. We recently filed a patent application for TTX-RIGA. The objective of the invention in this application is to trigger a targeted immune response against cancer. It is intended to be cancer agnostic.

Therapeutic Patent Rights Assigned to TransCode

Template Directed Immunomodulation for Cancer Therapy

●	Provisional (63/132,315) filed 12/30/20 converted into International PCT Application (PCT/US21/65580).

Therapeutic Patent Rights (Covered under MGH License)

Therapeutic Nanoparticles and Methods of Use Thereof

●	US 9,763,891 - Granted (Issued September 2017). Expires 2031.
●	US 9,629,812 - Granted (Issued April 2017). Expires 2031.
●	US 10,463,627 - Granted (Issued November 2019). Expires 2031.

Compositions and Methods for Tunable Magnetic Nanoparticles

●	PCT/US 2020/63635 - Application filed December 7, 2020. PCT filed. Expires 2039.

Compositions and Methods for Immune Checkpoint Inhibition

●	PCT/US 2019/050003 - Application filed September 6, 2019. Corresponding national stage filings pending in Australia, Canada, China, Europe, Japan, Korea, and the United States. Estimated expiration 2038.

Agents and Methods for Treating Pancreatic Ductal Carcinoma

●	US 10,588,920 - Granted (Issued March 2020). Expires 2035.

Radiolabeled Therapeutic Nanoparticles and Methods of Using the Same

●	Provisional (63/109,298) filed November 3, 2020. Anticipate filing PCT.

Biomarker Patent Requests (Diagnostic test) (Covered under MGH License)

miRNA Profiling Compositions and Methods of Use

●	US 10,086,093 - Granted (Issued October 2018). Expires 2033.
●	EP 2961386 - Granted (Issued July 2019). Expires 2033.

EXCLUSIVE LICENSE AGREEMENT

In November 2018, we entered into a license agreement with MGH, or the MGH License, pursuant to which MGH granted us an exclusive, world-wide, royalty-bearing, sub-licensable license to certain MGH intellectual property which we collectively refer to as the Licensed Patents.

We are required to pay tiered royalties of a low to middle single-digit percentage on annual net sales of products related to the Licensed Patents. Initially, there were minimum royalties of $25 thousand per year prior to the first commercial sale of a product or process covered by the Licensed Patents, and a minimum of $50 thousand per year after the first commercial sale of a product or process covered by the Licensed Patent.

Upon the occurrence of certain milestones, we are also obligated to make payments of up to an additional $1.55 million in aggregate. As of December 31, 2021, no such milestone events had been achieved.

Unless earlier terminated, the MGH License will expire upon the latest of (i) the date on which all issued patents and filed patent applications subject to the License have expired or been abandoned; (ii) expiration of the last to expire regulatory exclusivity covering a covered product or process; or (iii) 10 years after the first commercial sale of a product or process covered by the Licensed Patents.

In the event of a default in our performance of the agreement that we fail to cure, MGH may terminate the MGH License with respect to the country or countries in which the default occurs. MGH may terminate the MGH License immediately upon written notice to us in the event of our bankruptcy, insolvency, dissolution or winding up, or if we fail to maintain the insurance required pursuant to the MGH License. MGH may also terminate the MGH License upon written notice if we fail to make payments due under the MGH License. We may terminate the MGH License at any time by providing ninety (90) days written notice to MGH. Any sublicenses granted by us under the MGH License shall be automatically terminated upon the termination of the MGH License, but MGH is required to make a good faith effort to enter into a direct license agreement with any sublicensee who so requests.

Amendment to License Agreement

In November 2020, we and MGH amended the MGH License. Under the amendment, the intellectual property licensed in 2018 was categorized as “Patent Family 1” and a provisional patent filing related to MGH’s nanoparticle technology was added to Patent Family 1. A second patent family, “Patent Family 2,” was created which includes MGH intellectual property targeting PD-L1.

The minimum annual license fee prior to the first commercial sale of a product or process covered by the MGH License was increased to $30 thousand per year for Patent Family 1 and a minimum annual license fee of $50 thousand per year was added related to Patent Family 2. All other terms of the MGH License including milestone payments, royalties and payment terms related to sublicense income we receive remain the same as in the original MGH License.

Upon expiration of the MGH License, the licenses granted to us pursuant thereto will be considered fully paid and royalty-free.

COMPETITION

The pharmaceutical industry is intensely competitive and constantly evolving. While we believe that our experience, scientific knowledge and intellectual property provide us with certain competitive advantages, these may not be sufficient to succeed. We face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies. Most of our potential competitors are larger than we are, and they have substantially greater capital and human resources than we do. Many also have established market positions and expertise and capabilities in sales, marketing, distribution, clinical trials and regulatory matters. Not only must we compete with other companies that are focused on RNA therapeutics and other therapeutics that treat cancer, but also any product candidates that we successfully develop and commercialize must compete with existing therapies and new therapies that may become available in the future. In addition, we compete with other life sciences companies generally for employees, consultants and advisors, supplies and materials, and laboratory facilities and equipment.

Our competitors may develop more successful products that are similar to ours, but sooner than we can commercialize ours, which may negatively impact our results.

There are several companies operating in the “targeted therapy” space, many of which have existed longer than we have, with the advantages described above. The development of targeted therapies requires the identification of good targets—that is, targets that play a key role in cancer cell growth and survival. (It is for this reason that targeted therapies are sometimes referred to as the product of "rational" drug design.)

One approach to identify potential targets is to compare individual proteins in cancer cells with those in normal cells. Proteins that are present in cancer cells but not normal cells, or that are more abundant in cancer cells, could be potential targets, especially if they are known to be involved in cell growth or survival. An example of such a differentially expressed target is the human epidermal growth factor receptor 2 protein, or HER-2. HER-2 is expressed at high levels on the surface of some cancer cells. Several targeted therapies are directed against HER-2, including trastuzumab (Herceptin), which is approved to treat certain breast and stomach cancers that overexpress HER-2.

Another approach to identify potential targets is to determine whether cancer cells produce mutant (altered) proteins that drive cancer progression. For example, the cell growth signaling protein BRAF is present in an altered form (known as BRAF V600E) in many melanomas. Vemurafenib (Zelboraf) targets this mutant form of the BRAF protein and is approved to treat patients with inoperable or metastatic melanoma that contains this altered BRAF protein.

Researchers also look for abnormalities in chromosomes that are present in cancer cells but not in normal cells. Sometimes these chromosome abnormalities result in the creation of a fusion gene (a gene that incorporates parts of two different genes) whose product, called a fusion protein, may drive cancer development. Such fusion proteins are potential targets for targeted cancer therapies. For example, imatinib mesylate (Gleevec) targets the BCR-ABL fusion protein, which is made from pieces of two genes that join together in some leukemia cells and promotes their growth.

There are a number of oncology companies with targeted therapeutics for various cancers with product candidates in various stages of preclinical and clinical development. Companies focusing on RNA therapeutics for oncology include Arrowhead Pharmaceuticals, Ionis, Moderna, Alnylam, BioNTech, Dicerna, and Siranomics, among others. We believe these companies lack delivery systems that are able to target genes inside tumors and metastases. We know of no other RNA companies currently in clinical development that have an exclusive focus on cancer and whose pipelines are not limited to a single RNA technology such as siRNA or mRNA vaccines. By contrast, TransCode’s pipeline spans a spectrum of RNA technologies and includes ncRNAs, RNA vaccines, CRISPR technology, and immunostimulatory RNAs solely for oncology.

Targeted therapy

Targeted cancer therapies are drugs or other substances that block the growth and spread of cancer by interfering with specific molecules (“molecular targets”) that are involved in the growth, progression, and spread of cancer. Targeted cancer therapies are sometimes called “molecularly targeted drugs,” “molecularly targeted therapies,” “precision medicines,” or similar names.

Targeted therapies differ from standard chemotherapy in several ways:

●	Targeted therapies act on specific molecular targets that are associated with cancer, whereas most standard chemotherapies act on all rapidly dividing normal and cancerous cells.
●	Targeted therapies are deliberately chosen or designed to interact with their target, whereas many standard chemotherapies were identified because they kill cells.
●	Targeted therapies are often cytostatic (that is, they block tumor cell proliferation), whereas standard chemotherapy agents are cytotoxic (that is, they kill tumor cells).

Targeted therapies are currently the focus of intense anti-cancer drug development. Spending on targeted therapies continues to grow rapidly in all regions of the world and now represents 48% of total oncology spending, up 36% from 2010. As mentioned above, we are focused on targeted therapies for cancer treatment with its novel therapeutics that have been shown in animals to successfully target the master regulator of metastatic progression, microRNA-10b.

Immunotherapy

Immunotherapy has become an established pillar of cancer treatment improving the prognosis of many patients with a broad variety of hematological and solid malignancies. The two main drivers behind this success are checkpoint inhibitors, or CPIs, and chimeric antigen receptor, or CAR, T cells. For checkpoint blockade, current studies focus on combinational approaches, perioperative use, new tumor entities, response prediction, toxicity management and use in special patient populations. Regarding cellular immunotherapy, recent studies confirmed safety and efficacy of CAR T cells in larger cohorts of patients with acute lymphoblastic leukemia or diffuse large B cell lymphoma. Different strategies to translate the striking success of CAR T cells in B cell malignancies to other hematological and solid cancer types are currently under clinical investigation. Regarding the regional distribution of registered clinical immunotherapy trials, a shift from PD-1 / PD-L1 trials (mainly performed in the U.S. and in the European Union, or EU) to CAR T cell trials (majority of trials performed in the United States and China) can be noted.

The importance of immunotherapy is underscored by the fact that the Nobel prize for physiology and medicine in 2018 was awarded to James P. Allison and Tasuku Honjo for the discovery of cytotoxic T-lymphocyte-associated protein, orCTLA-4, and programmed cell death protein 1 / programmed cell death protein ligand 1, or PD-1 / PD-L1. Malignant tumors take advantage of the inhibitory PD-1 / PD-L1 or CTLA-4 pathways to evade the immune system. Disrupting this axis by blocking monoclonal antibodies can induce durable remissions in different cancer types and has led to numerous FDA and European Medicines Agency, or EMA, approvals, among others, for the treatment of melanoma, lung cancer, urothelial cancer, head and neck squamous cell carcinoma, or HNSCC, renal cell carcinoma, or RCC, and Hodgkin’s disease.

Tyrosine kinase inhibitors

Tyrosine kinase inhibitors are targeted therapies for cancer. Although some tyrosine kinase inhibitors are used to treat other types of cancer, lapatinib (Tykerb) is the only one that is FDA-approved for the treatment of breast cancer. Lapatinib is only used to treat HER2-positive metastatic breast cancer.

PARP inhibitors

Poly (ADP-ribose) polymerase, or PARP, inhibitors are a class of drugs under study for many types of cancer, including breast cancer. PARP is an enzyme involved in DNA repair. At this time, PARP inhibitors are only offered in clinical trials for people with metastatic breast cancer. Early findings suggest that PARP inhibitors hold the most promise for people with metastatic breast cancer who have a BRCA1 or BRCA2 gene mutation.

Cyclin dependent kinase 4 and 6 (CDK4/6) inhibitors

CDK4 and CDK6 are enzymes important in cell division. CDK4/6 inhibitors are a new class of drugs designed to interrupt the growth of cancer cells. The CDK4/6 inhibitor palbociclib (Ibrance), in combination with hormone therapy, is FDA-approved for the treatment of hormone receptor-positive, HER2-negative metastatic breast cancers.

PI3 kinase inhibitors

PI3 kinase is an enzyme important in cell growth. The PIK3CA gene helps control PI3 kinase enzyme activity. Some breast cancers have a mutation in the PIK3CA gene, and this mutation can affect PI3 kinase and cause the tumor to grow. PI3 kinase inhibitors are a new class of drugs designed to interrupt PI3 kinase signals and stop the growth of cancer cells. PI3 kinase inhibitors are under study for the treatment of metastatic breast cancer.

Diagnostics

Existing methods for detecting microRNAs rely on polymerase chain reaction, or PCR, and northern blotting, both of which analyze tissue in bulk, or on high-affinity hybridization probes, such as molecular beacons or SmartFlare probes, which involve cumbersome protocols and cannot be applied to live cells. By contrast, we are designing our diagnostics to:

●	permit measurement in single cells, e.g., from a biopsy sample or circulating tumor cells, potentially allowing accurate capture of the heterogeneity of microRNA expression in a patient and observation of individual populations of rare cells, such as cancer stem cells;
●	allow measurement in serum samples, permitting diagnostics based on circulating cell-free microRNA expression;
●	be applicable in intact, live cells and, therefore, permits longitudinal studies, in which the “evolution” of the tumor cell phenotype is monitored in an intact cellular environment;
●	be sensitive, since each cell can take up over 1x10[6] nanoparticles with multiple attached sensor oligonucleotides; and
●	be inexpensive and rapid, involving a simple incubation of the test sample with the sensor and examination using generally available instruments that produce fluorescence readouts.

MANUFACTURING

Manufacturing: Chemistry, Manufacturing and Controls (CMC)

CMC is an extensive aspect of the IND-enabling process and is critical to setting appropriate timelines and connecting “deliverables” to human trial start dates. The term “deliverables” refers to more than just the drug product itself. It also includes analytical standards and required documentation on drug purity, dose strength, storage, handling and stability. The materials for the analytical development process are produced as part of the CMC process and must be delivered before CMC development work can begin, as are activities that require analytical support for which time requirements must also be considered.

The design and manufacture of nanodrugs such as TTX-MC138 for miRNA targeting in tumor cells has gone through extensive research and development optimization at MGH prior to our company formation. Optimization work continues in our lab. The basic design of these nanodrugs includes dextran-coated iron oxide nanoparticles conjugated to a locked nucleic acid, or LNA, -modified antisense oligonucleotide that stably binds and inhibits the complementary mature miRNA inside the metatstatic lesion. The oligonucleotide drug substance incorporated in the final drug product is currently manufactured by our contract manufacturer, or CMO, in Germany. We believe this CMO will be able to meet our needs for oligonucleotide manufacturing meeting good manufacturing practices, or GMP, or good laboratory practices, or GLP, (together sometimes referred to as GxP) at least for the near term. TransCode has been utilizing the manufacturing services of this CMO since 2017.

We have engaged a second CMO in the Netherlands to produce the final drug product in which our oligonucleotides are attached to aminated dextran-coated iron oxide particles. The dextran-coated iron oxide particles are analogous in structure and size to those used in the FDA-approved, intravenously-administered, iron replacement therapy known as Ferraheme®. This second CMO has indicated it has the capacity to handle the clinical manufacture of sterile and complex drug products which meet FDA’s current good manufacturing practice, or cGMP, requirements.

COMMERCIALIZATION

We retain worldwide commercialization rights for our key therapeutic and diagnostic candidates. We currently have no sales, marketing or product distribution capabilities. However, once we have product candidates closer to expected FDA approval, we may explore partnerships with larger pharmaceutical organizations or out-license our drug candidates.

We also intend to consider opportunities to license certain of our technologies to other companies with an oncology focus. Our commercial plans and strategy for each particular program may change as programs advance, markets change, we obtain more clinical data, and we assess our capital requirements.

GOVERNMENT REGULATION

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, where we are initially focusing our drug development, the FDA regulates drug products under the federal Food, Drug and Cosmetic Act, or FD&C Act, its implementing regulations and other laws. Our product candidates are early-stage and none of our product candidates has been approved by the FDA for marketing in the United States. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other legal requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences.

These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

The process required by the FDA before our product candidates are approved as drugs for therapeutic indications and may be marketed in the United States generally involves the following:

●	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;
●	submission to the FDA of an IND application, which must be approved before clinical trials may begin;
●	approval by an Institutional Review Board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
●	performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
●	submission to the FDA of a New Drug Application, or NDA;
●	a determination by the FDA within 60 days of its receipt of an NDA, to accept the filing for review;
●	satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with current good manufacturing practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
●	potential FDA audit of the clinical trial sites that generated the data in support of the NDA;
●	payment of user fees for FDA review of the NDA; and
●	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Preclinical and clinical trials for drugs

Before testing any drug in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the content of the IND or clinical trial design, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development of a product candidate, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin.

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable related to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about clinical trials, including clinical trials results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor must submit data from the clinical trial to the FDA in support of an NDA. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials to evaluate therapeutic indications to support NDAs for marketing approval are typically conducted in three sequential phases, which may overlap.

Phase 1 - Phase 1 clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, excretion the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

Phase 2 - Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.

Phase 3 - Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labelling.

FDA additionally allows for the conduct of exploratory IND studies, termed Phase 0 clinical trials. Exploratory IND studies are studies conducted under an IND early in Phase 1 prior to the traditional dose escalation, safety and tolerance studies that ordinarily initiate a clinical drug development program. Exploratory IND studies usually involve very limited human exposure and have no therapeutic or diagnostic intent. The goals of an exploratory IND study may include determining whether a mechanism of action defined in experimental systems can also be observed in humans, providing important information on pharmacokinetics, selecting the most promising lead product from a group of candidates designed to interact with a particular therapeutic target in humans based on pharmacokinetic or pharmacodynamic properties, or exploring a product’s biodistribution characteristics using various imaging technologies.

In March 2022, the FDA released a final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts is included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce developmental costs and time.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. marketing approval for drugs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. An NDA is a request for approval to market a new drug for one or more specified indications and must contain proof of the drug’s safety and efficacy. The marketing application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be marketed in the United States.

The FDA reviews all submitted NDAs before it accepts them for filing and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Under the goals and polices agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

Further, under PDUFA, as amended, each NDA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy, or REMS, plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk-minimization tools.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the Sponsor product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, depending on the specific risk(s) to be addressed it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making the product available in the United States for the disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies developing orphan products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of application fees.

If a therapeutic candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, it is entitled to a seven-year period of marketing exclusivity for that indication. During the period of marketing exclusivity, applicants with generic product candidates are precluded from pursuing the same indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for the same therapeutic agent for the same indication before we do, unless we are able to demonstrate that our product is clinically superior. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity. Further, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Rare pediatric disease designation and priority review vouchers

Under the FD&C Act, the FDA incentivizes the development of drugs that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be received from sales in the United States of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2026, with the potential for PRVs to be granted through September 30, 2026.

Expedited development and review programs for drugs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs addressing unmet medical needs or for treating serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review designation and Accelerated Approval, including its Unmet Medical Need provision. The purpose of these programs is to expedite either the development or the review of certain new drugs to get them to patients sooner than under standard FDA development and review procedures. TransCode anticipates seeking one or more of these qualifications or designations, but there is no assurance that any will be obtained.

A new drug is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the agency may review portions of the marketing application before the sponsor submits the complete application, as well as Priority Review, discussed below. In addition, a new drug may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient drug development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Any product submitted to the FDA for approval, including a product with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review and approval process, including Priority Review and Accelerated Approval. A product is eligible for Priority Review if it has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. Under priority review, the FDA must review an application in six months compared to ten months for a standard review. Additionally, products are eligible for Accelerated Approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

Accelerated Approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug or indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition for Accelerated Approval, that all advertising and promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval but may expedite the development or review process.

Pediatric information and pediatric exclusivity

Under the Pediatric Research Equity Act, or PREA, certain NDAs and certain supplements to an NDA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or FDASIA, amended the FD&C Act to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

A drug can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

U.S. post-approval requirements for drugs

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products;
●	injunctions or the imposition of civil or criminal penalties; and
●	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs; or mandated modification of promotional materials and labeling and issuance of corrective information.

Other regulatory matters

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of the Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

Other healthcare laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.

The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bride, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid; a person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

The federal civil and criminal false claims laws, including the civil False Claims Act, or FCA, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistle-blower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

The federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also require reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. These laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures and pricing information. State and foreign laws also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

State and foreign laws also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts. California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General will commence enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.

Insurance Coverage and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. In the United States, the principal decisions about reimbursement for new medicines are typically made by the CMS, an agency within HHS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. No uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Current and future healthcare reform legislation

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, includes changes to the coverage and payment for products under government health care programs. The Affordable Care Act includes provisions of importance to our potential product candidates that:

●	created an annual, non-deductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;
●	expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
●	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●	expanded the types of entities eligible for the 340B drug discount program;
●	established the Medicare Part D coverage gap discount program by requiring manufacturers to provide point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
●	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, or ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court and members of Congress have introduced several pieces of legislation aimed at significantly revising or repealing the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, including several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the former Trump administration previously released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. HHS implemented certain measures. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Medicare Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions. More recently, at the federal level, President Biden signed an Executive Order on July 9, 2021, affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry, and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 and FDA’s implementing regulations. In addition, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, it is possible that additional governmental action will be taken to address the COVID-19 pandemic.

On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

Outside the United States, ensuring coverage and adequate payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to government control in many countries. Pricing negotiations with government authorities can extend well beyond the receipt of regulatory approval for a product and may require a clinical trial that compares the cost-effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization.

In the European Union, or EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions.

Recently, many countries in the EU have increased the discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Compliance with other federal and state laws or requirements; changing legal requirements

If any products that we may develop are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, labeling, packaging, distribution, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws, among other requirements to we may be subject.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, exclusion from federal healthcare programs, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals, relabeling or repackaging, or refusal to allow a firm to enter into supply contracts, including government contracts. Any claim or action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on marketing, sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling or packaging; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

Other U.S. environmental, health and safety laws and regulations

We may be subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

Government regulation of drugs outside of the United States

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization or identification of an alternate regulatory pathway, manufacturing, commercial sales and distribution of our products. For instance, in the United Kingdom and the European Economic Area, or the EEA (comprised of the 27 EU Member States plus Iceland, Liechtenstein and Norway), medicinal products must be authorized for marketing by using either the centralized authorization procedure or national authorization procedures.

●	Centralized procedure - If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, following the opining of the European Medicines Agency’s, or EMA, Committee for Medicinal Products for Human Use, or, CHMP, the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.
●	National authorization procedures - There are also two other possible routes to authorize products for therapeutic indications in several countries, which are available for products that fall outside the scope of the centralized procedure:
●	Decentralized procedure - Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.
●	Mutual recognition procedure - In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, additional marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

In the EEA, new products for therapeutic indications that are authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the United States. In the EEA a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

Similar to the United States, the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls.

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014 (Clinical Trials Regulation) was adopted. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply following confirmation of full functionality of the Clinical Trials Information System (CTIS), the centralized European Union portal and database for clinical trials foreseen by the regulation, through an independent audit. The regulation becomes applicable six months after the European Commission publishes notice of this confirmation. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which ongoing clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the European Union. The main characteristics of the regulation include: a streamlined application procedure via a single-entry point, the “EU portal”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The collection and use of personal health data in the European Union, previously governed by the provisions of the Data Protection Directive, is now governed by the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. While the Data Protection Directive did not apply to organizations based outside the EU, the GDPR has expanded its reach to include any business, regardless of its location, that provides goods or services to residents in the EU. This expansion would incorporate any clinical trial activities in EU members states. The GDPR imposes strict requirements on controllers and processors of personal data, including special protections for “sensitive information” which includes health and genetic information of data subjects residing in the EU. GDPR grants individuals the opportunity to object to the processing of their personal information, allows them to request deletion of personal information in certain circumstances, and provides the individual with an express right to seek legal remedies in the event the individual believes his or her rights have been violated. Further, the GDPR imposes strict rules on the transfer of personal data out of the European Union to the United States or other regions that have not been deemed to offer “adequate” privacy protections. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States, which may deviate slightly from the GDPR, may result in fines of up to 4% of global revenues, or €20,000,000, whichever is greater. As a result of the implementation of the GDPR, we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules.

There is significant uncertainty related to the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance are onerous and may adversely affect our business, financial condition, results of operations and prospects.

Should we utilize third party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the United Kingdom voted in favor of withdrawing from the EU (commonly referred to as “Brexit”). The United Kingdom formally withdrew from the EU on January 31, 2020. The United Kingdom and European Union have signed a European Union-United Kingdom Trade and Cooperation Agreement, or the TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of December 31, 2021, we had nine employees, one of whom was part-time and three of whom have Ph.D. degrees. Five employees are engaged primarily in research and development, clinical and quality systems, and four are engaged in business development, corporate strategy, finance, and general management and administration. We supplement the efforts of our employees by use of consultants and advisors. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Our human capital is integral to helping us achieve our goal to change how cancer is treated both as a therapeutic modality and in terms of improving patient outcomes. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain and motivate our employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

CORPORATE INFORMATION

We were incorporated in the State of Delaware in January 2016. The address of our principal executive office is 6 Liberty Square, #2382, Boston, Massachusetts 02109; our telephone number is (857) 837-3099. Our website is www.transcodetherapeutics.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

In July 2021, we completed our initial public offering, or IPO, pursuant to which we issued and sold 7,187,500 shares of common stock at a public offering price of $4.00 per share, resulting in net proceeds of approximately $25.4 million, after deducting underwriting discounts and commissions and other offering expenses.

We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of: (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

AVAILABLE INFORMATION

Our website address is www.transcodetherapeutics.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Media & Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our code of conduct, corporate governance guidelines and the charters of our Audit Committee, Compensation Committee and Nomination and Corporate Governance Committee are available through the “Governance” portion of our website.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our common stock could decline due to any of these risks, and as a result, you may lose all or part of your investment.

Risks related to our financial position and need for additional capital

We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.

Investment in oncology product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We are still in the early stages of development of our product candidates. Our lead product candidate, TTX-MC138, has not yet entered clinical trials. We expect to submit an eIND for TTX-

MC138, and if permitted to proceed, initiate a Phase 0 trial in patients with Stage IV breast cancer later in 2022. We have no products licensed for commercial sale and have not generated any revenue from product sales or otherwise to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We finance our current operations with funds obtained primarily through our initial public offering and from our SBIR Award.

We have incurred significant net losses in each period since inception. For the years ended December 31, 2021 and 2020, our net losses were $6.8 million and $2.3 million, respectively. As of December 31, 2021, our accumulated deficit was $10.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current or future product candidates. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to sales, marketing, product manufacturing and distribution to the extent that such sales, marketing, product manufacturing and distribution are not the responsibility of our collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to incur additional costs associated with operating as a public company. If we are unable to raise capital when needed, we would be forced to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential licenses or acquisitions.

We expect that our existing cash will be sufficient to fund our operations into the first quarter of 2023, but we do not believe that existing cash will be sufficient to fund our requirements for a full 12 months from the date of our financial statements included elsewhere in this Annual Report on Form 10-K. Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

●	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our current or future product candidates;
●	the potential additional expenses attributable to adjusting our development plans (including any supply-related matters) to the COVID-19 pandemic;
●	the scope, prioritization and number of our research and development programs;
●	the costs, timing and outcome of regulatory review of our current or future product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
●	the extent to which we are obligated to reimburse, or are entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the extent to which we acquire or license other current or future product candidates and technologies;
●	the costs of securing manufacturing arrangements for commercial production; and
●	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our current or future product candidates.

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

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even if we meet any guidance we may have provided publicly previously.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our recurring losses from operations and negative cash flow raise substantial doubt about our ability to continue as a going concern without sufficient capital resources. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the years ended December 31, 2021 and 2020, with respect to this uncertainty. Our ability to continue as a going concern is dependent on both our available cash and how well we manage that cash and our operating requirements. We believe that our existing cash will be sufficient to fund our current operating plans into the first quarter of 2023, but do not believe that existing cash will be sufficient to fund requirements for a full 12 months from the date of these financial statements. We have based these estimates, however, on assumptions that may prove to be wrong, and we could spend our available financial resources much faster than we currently expect and need to raise additional funds sooner than we anticipate. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.

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

Clinical trials are required to apply for regulatory approval to market TTX-MC138 or any of our other product candidates. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. We do not know whether any clinical trials we begin will continue as planned, will need to be restructured or will be completed on schedule or at all. Significant clinical trial delays also could allow competitors to bring products to market before we do and could impair our ability to successfully commercialize our product candidates, any of which could materially harm our business. Contract research organizations, or CROs, have recently indicated that conduct of certain preclinical animal studies to support IND filings could not begin for approximately six to eight months from the signing of contracts.

We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that could delay or prevent our ability to receive marketing approval for, or to commercialize, TTX-MC138 or any of our other product candidates in development, including:

●	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	the FDA or other comparable regulatory authorities may disagree with our clinical trial design, including with respect to dosing levels administered in our planned clinical trials, which may delay or prevent us from initiating our clinical trials with our originally intended trial design;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs, which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	due to the impact of the COVID-19 pandemic, we have experienced delays in our preclinical development, including access to our lab and access to our animal facility, and may continue to experience delays and interruptions to our preclinical studies and clinical trials, we may experience delays or interruptions to our manufacturing supply chain, or we could suffer delays in reaching, or we may fail to reach, agreement on acceptable terms with third-party service providers on whom we rely;
●	delays and interruptions to our clinical trials could extend the duration of the trials and increase the overall costs to finish the trials as our fixed costs are not substantially reduced during delays;
●	we may elect to, or regulators, IRBs, Data Safety Monitoring Boards, or DSMBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	we may not have the financial resources available to begin and complete the planned trials, or the cost of clinical trials of any product candidates may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate to initiate or complete a given clinical trial; and
●	the FDA or other comparable foreign regulatory authorities may require us to submit additional data such as long-term toxicology studies or may impose other requirements before permitting us to initiate a clinical trial.

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

We are required to comply with FDA Regulations, specifically, 21 CFR Part 312, 50 and 56, as well as ICH Guidelines for our clinical programs. As it relates to the manufacturing of both the drug substance and drug product, we are required to adhere to 21 CFR Part 210 and 211. The ICH Guidelines we will follow are ICH E6 (R2) and ICH E8 (R1), “Designing quality into clinical studies,” for all tasks related to clinical programs, and ICH E7 for the manufacture of our drug substance and drug product.

We need to implement a quality system designed to meet applicable requirements to sell any therapeutic and diagnostic candidates for which we obtain approval in the U.S., Europe and in other countries. We cannot guarantee that our development standards, processes and procedures will meet applicable requirements for regulatory approval in any jurisdiction or that they will mitigate all of the risks associated with the development and commercialization of our product candidates. Even if we receive quality certifications, we could subsequently lose them or be required to take corrective actions if we do not continue to meet the requirements under applicable standards. If we fail to meet applicable quality requirements, it could have a material adverse effect on us.

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

We have requested orphan drug status for TTX-siPDL1 and may in the future seek orphan drug status for some of our current and future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.

We have requested orphan drug status for TTX-siPDL1 and may seek orphan drug designation for some or all of our current and future product candidates. Even when we obtain orphan drug designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek orphan drug designation for other product candidates, we may never receive such designations. For example, the FDA may interpret the FD&C Act and regulations promulgated thereunder in a way that limits or blocks our ability to obtain orphan drug designation or orphan drug exclusivity, if our product candidates are approved, for our targeted indications.

On August 3, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

A Breakthrough Therapy designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek Breakthrough Therapy designation for some or all of our current and future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to candidate products considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we intend to seek Breakthrough Therapy designation for some or all of our current and future product candidates, there can be no assurance that we will receive breakthrough therapy designation.

A Fast Track designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. We may seek Fast Track designation for some or all of our current and future product candidates, but there is no assurance that the FDA will grant this status to any of our current or future product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for priority review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

Accelerated Approval by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek Accelerated Approval of our current and future product candidates using the FDA’s Accelerated Approval pathway. A product may be eligible for Accelerated Approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving Accelerated Approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving Accelerated Approval, which could adversely impact the timing of the commercial launch of the product. Even if we do receive Accelerated Approval, we may not experience a faster development or regulatory review or approval process, and receiving Accelerated Approval does not provide assurance of ultimate full FDA approval.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to temporarily postpone most inspections of foreign manufacturing facilities and products. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry, formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates, and, in May 2021, announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel or for other reasons, and the FDA does not determine that a remote interactive evaluation would be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

Any regulatory approvals that we receive for TTX-MC138 or another product-candidate may require post-marketing surveillance to monitor the safety and efficacy of the product and may require us to conduct post-approval clinical studies. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements can include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with

cGMPs and current good clinical practices, or cGCPs, for any clinical trials that we conduct post-approval and applicable product tracking and tracing requirements. Compliance with ongoing and changing requirements takes substantial resources and, should we be unable to remain in compliance, our business could be materially and adversely affected.

In addition, if we pursue, and ultimately obtain, Accelerated Approval of TTX-MC138 based on a surrogate endpoint, the FDA would require us to conduct a confirmatory trial to verify the predicted clinical benefit as well as additional safety studies. The results from the confirmatory trial may not support the clinical benefit, which would result in the approval being withdrawn.

Manufacturers and their facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and applicable product tracking and tracing requirements. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case. On June 17, 2021, the Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business. In addition, the former Trump administration issued various Executive Orders which eliminated cost sharing subsidies and included provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the so called “Cadillac” tax, the health insurance provider tax, and the medical device excise tax. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013, and subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, or BBA, will remain in effect through 2030, unless additional congressional action is taken. However, these Medicare sequester reductions will be suspended from May 1, 2020, through December 31, 2020, due to the COVID-19 pandemic. The BBA also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

At the federal level, the former Trump administration’s budget for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. The former Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule that would allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, former President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of HHS to: (1) eliminate protection under an AKS safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of the proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) require Federally Qualified Health Centers, or FQHCs, participating in the 340B drug program to provide insulin and injectable epinephrine to certain low-income individuals at the discounted price paid by the FQHC, plus a minimal administrative fee. On October 1, 2020, the FDA issued the final rule allowing importation of certain prescription drugs from Canada. On August 6, 2020, former President Trump signed an additional Executive Order directing U.S. government agencies to encourage the domestic procurement of Essential Medicines, Medical Countermeasures, and Critical Inputs, which include among other things, active pharmaceutical ingredients and drugs intended for use in the diagnosis, cure, mitigation, treatment, or prevention of COVID-19. The FDA has been directed to release a full list of Essential Medicines, Medical Countermeasures, and Critical Inputs affected by this Order by November 5, 2020. On September 13, 2020, former President Trump signed an Executive Order directing HHS to implement a rulemaking plan to test a payment model, pursuant to which Medicare would pay, for certain high-cost prescription drugs and biological products covered by Medicare Part B, no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. Although a number of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors.

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

Not only must we compete with other companies that are focused on therapeutics that treat cancer, but also any product candidates that we successfully develop and commercialize will compete with existing and new therapies that may become available in the future. Our competitors may develop more successful products similar to ours sooner than we can commercialize ours, which may negatively impact our results. Companies that we are aware of with targeted therapeutics in the treatment of various cancers include Ionis, Moderna, Alnylam, BioNTech, Dicerna, Siranomics, among others which have product candidates in various stages of preclinical and clinical developments. Arrowhead Pharmaceuticals is a clinical stage company with a pipeline of investigational RNAi therapeutics. However, we know of no other companies currently in clinical development with miRNA therapeutics targeting metastatic disease. For additional information regarding our competition, see “Business - Competition.”

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

We have very limited manufacturing facilities and personnel. We currently rely, and expect to continue to rely, primarily on third parties for the manufacture of TTX-MC138 and any future potential product candidates that we may develop. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted, or that they will be of satisfactory quality or continue to be available at acceptable prices. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our product candidates will depend on the severity and duration of the spread of the virus and the actions undertaken to contain COVID-19 or treat its effects. Since the beginning of the COVID-19 pandemic, three vaccines for COVID-10 have received Emergency Use Authorization by the FDA, and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. Any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements.

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

We will rely especially heavily on universities, medical institutions, CROs and other third parties for the conduct of our clinical trials. While we are obligated to ensure compliance by third parties with clinical trial protocols and other aspects of our clinical trials, and to have mechanisms in place to monitor our clinical trials, the sites at which they are conducted, and the investigators and other personnel involved in our clinical trials, we have limited control over these entities and individuals and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Our reliance on third parties does not relieve us of our regulatory responsibilities for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. We and these third parties are required to comply with 21 CFR Part 312, 50 56, Good Clinical Practice, or GCP, and ICH E6R2 requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with GCP requirements.

Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients meeting requirements for enrollment in the trial may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

The COVID-19 pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. Further, new strains of COVID-19 have accelerated and expanded the spread of this pandemic. In response to the spread of COVID-19, we have continued operations with most employees working from their homes a significant amount of time.

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

As of December 31, 2021, we had nine employees including one part-time contractor. We also utilize various outside companies and individuals under consulting or other arrangements to support our operations. As our clinical development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to need additional human resources in areas including management, clinical and regulatory, manufacturing, research, medical, sales, marketing, financial, and other. Future growth would impose significant added responsibilities on members of management, including:

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

Our ability to compete in the highly competitive oncology industry depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are dependent on our management, scientific and medical personnel and advisors, including our co-founder and CEO, Robert Michael Dudley, our co-founder and Chief Technology Officer, Dr. Zdravka Medarova, our CFO and director, Thomas A. Fitzgerald, our chief scientist Dr. Peter Liu, our co-founder Dr. Anna Moore, our board of directors and members of our scientific and business advisory boards as well as our many consultants. The loss of the services of any of these individuals, and our inability to find suitable replacements, could result in delays in product development and materially harm our business.

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

The strength of patents in the biotechnology and biopharmaceutical fields involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our technology, including our product candidates, or prevent others from designing around the claims in our patents. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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

We may be required to disclaim part or all of the term of certain patents. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent or patent application claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, would adequately protect our product candidates, or would be found by a court to be infringed by a competitor’s technology or product. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products that have the same effect as our products on an independent basis and that do not infringe our patents or other intellectual property rights or will design around the claims of patents that may issue that cover our products.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make or use compounds that are similar to the compositions of our product candidates but that are not covered by the claims of our patents or those of our licensors;
●	we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any licensed patents and patent applications invented or developed using U.S. government funding, leading to the loss of patent rights;
●	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies;
●	it is possible that our pending patent applications will not result in issued patents;
●	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
●	it is possible that others may circumvent our owned or licensed patents;
●	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
●	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
●	the claims of our owned or licensed issued patents or patent applications, if and when issued, may not cover our product candidates;
●	our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;

●	the inventors of our owned or licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
●	it is possible that our owned or licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
●	we have engaged in scientific collaborations in the past and will continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;
●	we may not develop additional proprietary technologies for which we can obtain patent protection;
●	it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other exclusive rights; or
●	the patents of others may have an adverse effect on our business.

The patents covering our lead candidate, TTX-MC138, are currently issued only in the U.S. and there are no foreign applications pending for this invention at this time. We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

In the United States and in industrialized countries generally, a patent expires 20 years after the first claim of priority (or first provisional U.S. patent application). Various limited extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection for our technologies, we may be more susceptible to competition, including from generic versions of our product candidates. Further, the extensive period of time between patent filing and regulatory approval for a product-candidate limits the time during which we can market a product-candidate under patent protection, which may particularly and adversely affect our profitability.

Intellectual property litigation and administrative patent office patent validity challenges in one or more countries could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their regular responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. As noted above, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our current or future product candidates, if approved. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest claimed U.S. provisional filing date. Various extensions such as patent term adjustments and/or extensions, may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Our stock price is likely to be volatile. The stock market in general and the market for the stocks of biopharmaceutical companies in particular have experienced extreme price and volume fluctuations often unrelated or disproportionate to the operating performance of particular companies, including as a result of the COVID-19 pandemic. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of the foregoing, shareholders may not be able to sell their common stock at or above the price at which they purchase those shares. The market price for our common stock may be influenced by many factors, including:

●	the success of competitive drugs or technologies;
●	results of clinical trials of our current or future product candidates or those of our competitors;
●	regulatory or legal developments in the U.S. and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our current or future product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or license additional current or future product candidates or drugs;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or current or future product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, scale back or discontinue the development and commercialization of one or more of our product candidates, delay our pursuit of potential licenses or acquisitions, or grant rights to develop and market current or future product candidates that we would otherwise prefer to develop and market ourselves.

Our executive officers, directors, principal stockholders and their affiliates exercise significant influence over our company, which will limit the ability of our other shareholders to influence corporate matters and could delay or prevent a change in corporate control.

The existing holdings of our executive officers, directors, principal stockholders and their affiliates, represent beneficial ownership, in the aggregate, of approximately 33% of our outstanding common stock as of March 21, 2022. The foregoing calculation excludes the possible exercise of options. If the specified individuals exercised all options they hold, and no other options were exercised by any other holder, the specified individuals would represent beneficial ownership, in the aggregate, of approximately 39% of our outstanding common stock. As a result of their combined ownership, these stockholders, if they act together, will be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation or sale of all or substantially all of our assets. These stockholders acquired their shares of common stock for substantially less than the price of the shares of common stock sold in our initial public offering, and these stockholders may have interests, with respect to their common stock, that are different from those of investors in our initial public offering or who invest in our shares subsequent to our initial public offering, and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

To date, we have had limited financial and accounting personnel to fully execute our accounting processes and address our internal control over financial reporting. In connection with the preparation of our financial statements as of and for the years ended December 31, 2021 and 2020, we identified material weaknesses in our control over financial reporting.

We did not design and therefore did not have an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient number of professionals with segregated duties with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately.

While these material weaknesses did not result in a misstatement for the years ended December 31, 2021 and 2020, each of the above material weaknesses could have resulted in a misstatement of the aforementioned account balances or disclosures that could have resulted in a material misstatement to the annual or interim financial statements that would not have been prevented or detected.

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

While we believe that these efforts will improve our internal control over financial reporting, implementation of these and other measures will be ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. We cannot reasonably estimate when these remediation measures will be completed nor can we assure you that the measures we have taken to date, and are continuing to take, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal controls over financial reporting. Furthermore, we may not have identified all material weaknesses, and our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Accordingly, there continues to be a reasonable possibility that these deficiencies or others could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

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

Like many other companies, we have on occasion experienced, and will continue to experience, threats to our data and systems and attempts to damage or steal our property, information or financial resources, including through malicious codes and viruses, phishing, business email compromise attacks, and attempted ransomware or other cyber-attacks. Whereas none of these instances has had a material impact on us so far, the number and complexity of these threats continue to increase over time. For example, in July 2021, we were subject to what we believe was a phishing attack. We do not believe this incident had a material impact on our business or financial condition. However, the number and complexity of these threats continue to increase. If a material breach of our information technology systems or those of our third party service providers occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. Such a material breach could also have a material adverse effect on our business, financial condition or results of operations.

We or the third parties upon whom we depend may be adversely affected by earthquakes, other natural disasters, or political and military events, and our business continuity and disaster recovery plans may not adequately protect us from any such serious disaster.

Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or our third-party contract manufacturers being unable to operate their manufacturing facilities normally, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of or reduced access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, financial condition, results of operations and prospects. If a natural disaster, power outage or other event were to occur that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. Also, the recent outbreak of Russia’s military attack on Ukraine could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including periods of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with the outbreak of the novel coronavirus. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any debt or equity financing we seek to obtain more difficult, more costly, and more dilutive.

Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential licenses or acquisitions. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, which may (i) create uncertainty in our business, (ii) affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal data, (iii) result in liability or (iv) impose additional compliance or other costs on us. Any failure or perceived failure by us to comply with federal, state, or foreign laws or self-regulatory standards could result in negative publicity, diversion of management time and effort, or proceedings against us by governmental entities or others. Recently, California passed the California Data Privacy Protection Act of 2018, or the CCPA, which went into effect in January 2020. The CCPA provides new data privacy rights for consumers and new operational requirements for companies, which may increase our compliance costs and potential liability. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as for private rights of action for certain data breaches that result in the loss of personal information. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact certain of our business activities. The CCPA may lead to similar laws in other U.S. states or at a national level, which could increase our potential liability and adversely affect our business.

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

In addition to the protection afforded by patents we may own or license, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect proprietary know-how that may not be patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that may not be covered by patents. Although we require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, trade secrets can be difficult to protect, and we have limited control over the protection of trade secrets used by our collaborators and suppliers. We cannot be certain that we have or will obtain these agreements in all circumstances, and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information.

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

Competitors may infringe any patents we may own or license. In addition, any patents we may own or license also may become involved in inventorship, priority, validity or unenforceability disputes. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In addition, in an infringement proceeding, a court may decide that one or more of any patents we may own or license is not valid or is unenforceable or that the other party’s use of our technology that may be patented falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). There is also the risk that, even if the validity of these patents is upheld, the court may refuse to stop the other party from using the technology at issue on the grounds that any patents we may own or license do not cover the technology in question or that such third-party’s activities do not infringe our patent applications or any patents we may own or license. An adverse result in any litigation or defense proceedings could put one or more of any patents we may own or in- license at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

Post-grant proceedings provoked by third-parties or brought by the USPTO may be necessary to determine the validity or priority of inventions with respect to our patent applications or any patents we may own or license. These proceedings are expensive, and an unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. In addition to potential USPTO post-grant proceedings, we may become a party to patent opposition proceedings in the EPO, or similar proceedings in other foreign patent offices or courts where our patents may be challenged. The costs of these proceedings could be substantial and may result in a loss of scope of some claims or a loss of the entire patent. An unfavorable result in a post-grant challenge proceeding may result in the loss of our right to exclude others from practicing one or more of our inventions in the relevant country or jurisdiction, which could have a material adverse effect on our business. Litigation or post-grant proceedings within patent offices may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the U.S.

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

We may not be able to detect infringement against any patents we may own or license. Even if we detect infringement by a third-party of any patents we may own or license, we may choose not to pursue litigation against or settlement with the third-party. If we later sue such third-party for patent infringement, the third-party may have certain legal defenses available to it, which otherwise would not be available except for the delay between when the infringement was first detected and when the suit was brought. Such legal defenses may make it impossible for us to enforce any patents we may own or license against such third-party.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

At December 31, 2021, we leased approximately 2,500 square feet of laboratory space in Worcester, Massachusetts, and rented office space comprising four offices in Waltham, Massachusetts. The Worcester lease is cancelable upon 90 days’ notice.

To meet the future needs of our business, we are negotiating for space to house both our laboratories and offices in the same facility.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. We do not know of any claims or actions pending against us or threatened, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades under the symbol “RNAZ” on the Nasdaq Capital Market and has been publicly traded since July 9, 2021. Prior to this time, there was no public market for our common stock.

Stockholders

As of March 25, 2022, we had 12,904,574 shares of common stock outstanding held by approximately 22 holders of record, one of which was Cede & Co., or Cede, a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede as one stockholder. The actual number of owners of our stock is greater than this number of record holders because it includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors deems relevant.

Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Securities

Immediately prior to the closing of our IPO on July 13, 2021, all of our outstanding convertible promissory notes plus accrued interest converted into 1,068,135 shares of our common stock. On the day prior to our IPO, the holder of warrants to purchase 12,723 shares of our common stock exercised the warrants in full.

Set forth below is information regarding stock options granted by us and exercised during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act of 1933, as amended, or the Securities Act. Included is the consideration, if any, we received for such shares and options and information relating to the section of the Securities Act under which exemption from registration was claimed.

From January 1, 2021, to the closing of our IPO, we granted options to purchase an aggregate of 36,393 shares of common stock at an exercise price of $3.91 per share, to directors, employees and consultants pursuant to our 2020 Stock Option and Grant Plan, as amended, or the 2020 Plan. Between January 1, 2021, and July 13, 2021, there were no option exercises.

No underwriters were involved in the foregoing issuances of securities. The issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans. All recipients either received adequate information about us or had access, through employment or other relationships, to such information. On July 13, 2021, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Use of Proceeds from our Public Offering of Common Stock

On July 8, 2021, our Registration Statement on Form S-1, as amended (Registration No. 333-253599) was declared effective by the SEC for our initial public offering. At the closing of the offering on July 13, 2021, we sold 7,187,500 shares of common stock, including exercise of the underwriter’s over-allotment option. The gross proceeds from the IPO, including proceeds from the exercise of the underwriters’ option to purchase additional shares, were $28.8 million. The net proceeds from the IPO were approximately $25.4 million after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company, including offering costs paid in 2020.

Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of our initial public offering as described in our final prospectus dated July 8, 2021 and filed with the SEC on July 9, 2021 pursuant to Rule 424(b)(4) of the Securities Act. There has been no material change in the planned use of proceeds as described in our final prospectus.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the “Financial Statements” section of this Annual Report on Form 10-K including the related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

TransCode Therapeutics is an RNA oncology company created on the belief that cancer can be defeated through the intelligent design and effective delivery of RNA therapeutics. For decades, RNA has been a topic of investigation by the scientific community as a potentially attractive therapeutic modality because it can target any gene and it lends itself to rational and straightforward drug design. RNA-based therapeutics are highly selective to their targets, potentially making available a broad array of previously undruggable targets in the human genome. The therapeutic potential of RNA in oncology remains unrealized due in large part to the difficulty in safely and effectively delivering synthetic RNAs called oligonucleotides to tumors. TransCode believes it has solved this challenge. The company has developed an RNA delivery platform, the TTX platform, which leverages an iron oxide nanoparticle already approved as a clinical cancer imaging agent and treatment for iron deficiency anemia, as the physical carrier of the oligonucleotide.

Our TTX delivery system is built around a core iron oxide nanoparticle designed to minimize kidney and liver clearance. This is expected to translate into a long circulation half-life that allows for efficient accumulation of the therapeutic candidate in tumor cells and metastatic sites. Nanoparticles similar in design to those we use have an excellent clinical safety record of low toxicity and low immunogenicity. Further, the ability to image these particles enables quantification of their delivery to target tissues.

Advancing new RNA therapies through a modular approach

The TransCode TTX platform is modular by design, both at the level of the core nanoparticle and at the therapeutic loading. The size, charge, and surface chemistry of the core nanoparticles can be tuned to optimize them for the intended target and therapeutic load. Also, the therapeutic load can be adapted to the specific approach being developed, ranging from RNA interference, or RNAi, which includes small interfering RNAs, or siRNAs, antisense oligonucleotides, non-coding RNA mimics to mRNA–based cancer vaccines, and Clustered Regularly Interspaced Palindromic Repeats, or CRISPR, –based gene repair and replacement platforms as well as Pattern Recognition Receptors such as retinoic acid inducible gene, or RIG-I. The TTX platform can further be used for developing RNA-targeted radiolabeled therapeutics and diagnostics candidates and other custom products targeting known and novel biomarkers and other genetic elements as they are discovered and validated. The TTX platform is intended to overcome issues of stability, efficiency, and immunogenicity faced by existing lipid and liposomal nanoparticle platforms while optimizing delivery to and accumulation in tumor cells and metastatic sites.

The company’s lead therapeutic candidate, TTX-MC138, targets microRNA-10b, or miRNA-10b, a master regulator of metastatic cell viability in a range of cancers, including breast, pancreatic, ovarian, colon, glioblastomas, and others. TransCode expects to submit an exploratory investigational new drug, or IND, application to conduct a Phase 0 clinical trial with TTX-MC138 with the objective of demonstrating delivery to metastatic lesions in patients with Stage IV breast cancer. In parallel, the company plans to finalize IND-enabling studies for a Phase I/II clinical trial with TTX-MC138.

The company’s other preclinical programs include two solid tumor programs: TTX-siPDL1, an siRNA-based modulator of programmed death-ligand 1, or PD-L1, and TTX-siLIN28B, an siRNA-based inhibitor of RNA-binding protein LIN28B. TransCode also has three cancer agnostic programs: TTX-RIGA, an RNA–based agonist of the RIG-I-driven immune response in the tumor microenvironment; TTX-CRISPR, a CRISPR/Cas9–based therapy platform for the repair or elimination of cancer-causing genes inside tumor cells; and TTX-mRNA, an mRNA-based platform for the development of cancer vaccines meant to activate cytotoxic immune responses against tumor cells.

All these therapeutic candidates are intended to utilize our proprietary delivery mechanism and are designed with the goal of significantly improving outcomes for cancer patients.

We are also exploring LIN28B as a potential target for pancreatic cancer under an option to license a siRNA technology from The General Hospital Corporation, d/b/a Massachusetts General Hospital, or MGH. The option allows us time to complete our evaluation of this technology. Should the results of the evaluation meet our criteria for including this technology in our portfolio, we intend to negotiate adding it to our existing MGH license.

Additionally, we are interested in pursuing diagnostic approaches for RNA targets that might be relevant and important to informing treatment of patients using RNA therapeutics. Our 2018 license with MGH includes a patented microRNA screening assay with the potential to detect expression of microRNAs in patient blood. We intend to optimize this diagnostic test to detect miR-10b in cancer patients as our first commercial testing product. If approved, this test could be used as a screening assay to detect metastasis in a variety of tumor types. Also, we may be able to use this test to evaluate miR-10b expression before, during and after treatment to best determine timing of therapeutic intervention.

In September 2021, research conducted by MGH was published in Cancer Nanotechnology, entitled “Radiolabeling and PET-MRI microdosing of the experimental cancer therapeutic, MN-anti-miR10b, demonstrates delivery to metastatic lesions in a murine model of metastatic breast cancer.” This paper reported on an MGH study using a radiolabeled derivative of TTX-MC138 (referred to in the paper as MN-anti-miR10b). In this study, TTX-MC138 was tagged with copper-64, or Cu-64. As a result, highly sensitive and specific quantitative determination of pharmacokinetics and biodistribution, as well as observation of delivery of the Cu-64 labeled TTX-MC138 to metastases, was made in laboratory tests using noninvasive positron emission tomography-magnetic resonance imaging, or PET-MRI. The key results of the study suggest that TTX-MC138, when injected intravenously, accumulates in metastatic lesions. These results suggest that our TTX platform delivers its therapeutic candidate as intended and supports clinical evaluation of TTX-MC138. In addition, the MGH investigation describes a microdosing PET-MRI approach to measure TTX-MC138 biodistribution in cancer patients and its delivery to clinical metastases. (Microdoses are minute, subpharmacologic doses of a test compound, not greater than 0.1 micrograms.) The capacity to carry out microdosing PET-MRI studies in patients under an exploratory IND, or eIND, application could be important because it has the potential to facilitate FDA authorization of additional human studies. This research, published by Dr. Zdravka Medarova, our Chief Technology Officer and scientific co-founder, and others describes what we believe is an effective approach to assessing delivery of TTX-MC138 in metastatic cancer patients. Since the PET-MRI technique is sensitive enough to determine the concentration of radiolabeled drug in the sub-picomolar range, microgram quantities of the radiolabeled drug are believed to be sufficient to perform such a study in humans. We believe this capability has significant advantages in the initial phases of drug development. Because the low mass of the radiolabeled drug does not induce reactions in humans, we believe the regulatory process will be less complex.

Dr. Medarova’s paper suggests that the radiolabeling does not impact tumor cell uptake or the ability of TTX-MC138 to engage its target. The paper also shows that the biodistribution of Cu-64 labeled TTX-MC138, when injected at a microdose, reflects its biodistribution at the level of a therapeutic dose. These key findings are expected to enable a microdosing study with TTX-MC138 in patients. We believe that a microdosing study has numerous advantages over our original Phase 0 trial design, the intent of which was to dose patients with a single therapeutic dose of TTX-MC138 and image its delivery by MRI alone. Specifically, as compared to the original Phase 0 study design, a microdosing study:

(i)	allows more precise quantitation of the amount of TTX-MC138 delivered to the metastatic lesions because of the higher sensitivity and quantitative accuracy of positron emission tomography. By contrast, imaging of drug delivery by MRI alone is much less sensitive and less quantitative;
(ii)	permits measurement of the pharmacokinetics and biodistribution of TTX-MC138 not only in the metastatic lesions but in other tissues throughout the body. This knowledge can inform Phase I/II clinical trial designs by allowing us to determine drug uptake and clearance from vital organs. By contrast, measurement of TTX-MC138 delivery by MRI alone, as envisioned in the original Phase 0 trial design, would only allow us to assess drug accumulation in the metastatic lesions;
(iii)	enables measurement of pharmacokinetic endpoints potentially informing dosing for Phase II/III clinical trials. Specifically, because of the high sensitivity and quantitative nature of PET-MRI, it may be possible to derive a more precise calculation of drug concentration in the metastatic lesions over time and then correlate that information to the effective dose defined in our preclinical studies; and
(iv)	further informs patient enrollment during Phase II/III trials by allowing patient inclusion in the trials based on which patients’ metastases demonstrated accumulation of TTX-MC138 in prior trials.

Because of the benefits we believe we can derive from a microdosing Phase 0 trial, and reflecting the studies described in Cancer Nanotechnology, we now intend to pursue a microdosing Phase 0 trial for our First-in-Human clinical trial. We also believe the timeline to complete this study will more closely align with the timeline planned for our original Phase 0 study.

Success in the microdosing study could also validate delivery generally for our TTX pipeline which potentially opens-up additional relevant RNA targets that have been previously undruggable. Concurrent with the Phase 0 study, we expect to complete studies to support an IND for a Phase I clinical trial with TTX-MC138.

In the microdose Phase 0 study, we plan to enroll 10 patients with late-stage advanced solid tumors, infuse a single microdose of radiolabeled TTX-MC138, and use PET-MRI to measure TTX-MC138 delivery to metastatic lesions and other tissues in the body. We plan to conduct the clinical portion of the study at a major cancer center as originally planned.

SBIR Award

In April 2021, we received a Fast-Track Small Business Innovation Research award, or SBIR Award, from the National Cancer Institute. The SBIR Award is expected to provide $2,392,845 to fund a two-phased research partnership between us and Massachusetts General Hospital. The program commenced on April 15, 2021, and is expected to end in March 2024. We received SBIR Award funds of $308,861 in May 2021 and expect to receive $1,213,387 in the second year of the award and $870,597 in the third year. If we achieve the milestones associated with a particular stage sooner than scheduled at the time of the award, we may receive the funding for the subsequent stage sooner than originally scheduled.

In the SBIR Award application, we proposed performing key translational experiments including IND-enabling and supporting imaging studies using MRI to assess delivery and target engagement of TTX-MC138 in metastatic lesions of breast cancer patients. The experiments are designed to achieve the following aims:

SBIR Phase I:

Aim 1. Optimize a method for measuring miR-10b expression in breast cancer clinical samples.

SBIR Phase II:

Aim 2. File an IND application for TTX-MC138.

Aim 3. Use imaging to determine the uptake of TTX-MC138 by radiologically-confirmed metastases in breast cancer patients.

We believe that we have achieved the first milestone which included development and validation of a method for the use of a test called qRT-PCR to measure miR-10b expression in patient blood and tissue samples. The qRT-PCR test is often considered the gold standard for quantifying circulating miRNAs with high sensitivity and specificity and with a wide analytical measurement range. This validated test was used to identify the level that would be considered a positive expression of miR-10b in samples from metastatic cancer patients. An expected criterion for patient inclusion in our Phase 0 First-in-Human study is to enroll only patients with a positive expression of miR-10b. We have submitted our request for the next tranche of funding under this Award which we expect to receive in the second quarter of 2022.

Financial Operations Overview

From inception in January 2016 through approximately mid-2021, we devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting limited research and development activities, and preparing for manufacturing clinical-trial quantities of our lead product candidate. Following our IPO, we have expanded our R&D activities and our company operations. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet completed any clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. Through December 31, 2021, we had received gross proceeds of $31.0 million primarily from our IPO and from borrowings obtained between 2018 and 2020 under convertible promissory notes.

We have incurred significant operating losses since inception. Our net losses were $6.8 million and $2.3 million for the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, we had an accumulated deficit of $10.3 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates for which there is no assurance of occurrence. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	continue preclinical studies and initiate clinical trials for TTX-MC138 and other product candidates we may develop;
●	advance the development of our product candidate pipeline;
●	continue to develop and expand our proprietary TTX platform to identify additional product candidates;
●	obtain new intellectual property and maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	hire additional clinical, scientific, commercial and administrative personnel to increase our overall knowledge base, scientific expertise, experience and capabilities;
●	acquire or license additional product candidates;
●	expand our infrastructure and facilities to accommodate increased activities and personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our further transition to operating as a public company.

Furthermore, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other expenses that we did not incur as a private company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our business strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through sales of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential licenses or acquisitions.

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

At December 31, 2021, we had cash of $20.8 million. We expect to receive an additional $2 million under the SBIR Award. We believe that these amounts will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point, we will need to raise additional capital which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms we find acceptable, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. See “Liquidity and capital resources.”

Impact of the Novel Coronavirus (COVID-19) Pandemic

Since it was reported to have surfaced in December 2019, a novel strain of coronavirus, or COVID-19, has spread across the world and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and governments around the world, including in the United States, Europe and Asia, have implemented severe travel restrictions, social distancing requirements, stay-at-home orders and have delayed the commencement of some non-COVID-19-related clinical trials, among other restrictions. As a result, the current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. economy and in financial markets. We believe that COVID-19 precautions and effects have affected and will continue to directly or indirectly affect the timeline for some of our preclinical studies and possibly our planned clinical trials. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. To date, we have initiated some precautionary measures and we may take additional temporary precautionary measures intended to help ensure our employees’ well-being and minimize business disruption. These measures include devising contingency plans and securing additional resources from third-party service providers. Certain of our third-party service providers have also experienced delays, shutdowns or other business disruptions. We are continuing to assess the impact of the COVID-19 pandemic on our current and future business operations, including our expenses, preclinical studies and planned clinical studies, and other development timelines, as well as on our industry and the healthcare system.

Components of our results of operations

Revenue

To date, we have not generated any revenue from any sources, including from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval of any product candidate, or license agreements with third parties, we may generate revenue in the future from product sales or licensing agreements. However, there can be no assurance as to when, if ever, we will generate any such revenue.

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of product candidates. We expense research and development costs as incurred, which include:

●	expenses incurred in performing preclinical and clinical development;
●	expenses incurred to conduct the necessary preclinical studies and clinical trials related to seeking regulatory approval to market our product candidates that successfully complete clinical trials;
●	expenses incurred under agreements with contract research organizations, or CROs, conducting drug discovery work, preclinical studies, and clinical trials for us, and with contract manufacturing organizations, or CMOs, engaged to produce preclinical and clinical drug substance and drug product for our research and development activities;
●	other costs related to acquiring and manufacturing materials in connection with our drug discovery efforts and our preclinical studies, materials for our clinical trials, including manufacturing validation batches, as well as costs related to investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
●	payments made under third-party licensing, acquisition and option agreements;
●	personnel-related expenses, including salaries, benefits, travel and other related expenses, and share-based compensation expense for research and development personnel;
●	costs related to compliance with regulatory requirements; and
●	allocated facilities costs, including rent and utilities, and depreciation and other facilities or equipment expenses.

We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. Nonrefundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are subsequently expensed as the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

We intend to track our research and development expenses on a program-by-program basis. Our direct external research and development expenses comprise primarily fees paid to outside consultants, CROs, CMOs, research laboratories, and suppliers in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct external research and development expenses also include fees incurred under license and option agreements. We do not intend generally to allocate costs of management personnel, certain costs associated with our discovery efforts, certain supplies used in the laboratory, and certain facilities costs, including depreciation or other indirect costs, to specific programs when these costs are incurred across multiple programs and where it may not be practical to track them by program. We use internal resources along with outside parties primarily to conduct our research and discovery as well as for managing our preclinical development, process development, manufacturing and clinical development activities.

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

In September 2021, we signed a statement of work with a European CMO to manufacture TTX-MC138 in accordance with good manufacturing practices, or GMP. Separately, we engaged a contract research organization, or CRO, to assist us in designing and conducting IND-enabling studies including pharmacokinetic, or PK, studies. These studies are designed to examine multiple parameters with a range of analytical support in support of regulatory submissions using radiolabeled or non-radiolabeled test substances. Toxicokinetic assessments can be conducted in parallel or concurrent with ongoing toxicology programs and in compliance with good laboratory practice, or GLP, requirements. We have also engaged an analytical testing laboratory to provide testing and other services, as well as documentation and reporting that meet regulatory requirements.

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from or related to any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain due to the numerous risks and uncertainties associated with product development and commercialization, including:

●	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development;
●	the requirement to establish an appropriate safety and efficacy profile in IND-enabling studies;
●	the timing and terms of regulatory approvals, if any, to conduct clinical trials;
●	the number of sites and patients needed to complete clinical trials, the length of time required to enroll suitable patients and complete clinical trials, and the duration of patient follow-ups;
●	the timing, receipt and terms of marketing approvals, if any, from applicable regulatory authorities including the FDA and regulators outside the U.S.;

●	the extent of any post-marketing approval commitments that may be required by regulatory authorities;
●	establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers to supply the quantities and quality of product we need;
●	development and timely delivery of clinical-grade and commercial-grade drug formulations as required for use in our clinical trials and for commercial launch;
●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
●	significant and changing government regulation;
●	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
●	competitive developments;
●	the impact of any business interruptions on our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from the COVID-19 pandemic or similar public health crisis or for any other reason; and
●	maintaining an acceptable safety profile of our product candidates following approval, if any, of our product candidates.

Any changes in or adverse outcome of any of these variables or others with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of our product candidates.

General and administrative expenses

General and administrative expenses consist primarily of staffing costs comprising mainly salaries, benefits, and share-based compensation expense for personnel serving in executive, finance, and other business functions; insurance costs, especially directors and officers liability insurance; professional fees for legal, patent, consulting, investor and public relations, accounting, tax and audit services; corporate and office expenses, including facilities costs; and information technology costs.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our R&D activities, prepare for potential commercial activities including possible partnerships for the development or marketing of approved product candidates, if any, and the increased requirements of a larger and publicly-traded company. We also anticipate that we will incur significantly increased accounting, audit, tax, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. Additionally, if and when we believe regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other personnel-related expenses as we prepare for commercial operations, especially as it relates to the sales and marketing of that product candidate. There is a risk that we could incur the foregoing expenses but not receive the anticipated regulatory approval.

In September 2021, we engaged an independent executive compensation advisory firm to support the continued development of our compensation programs and governance model for officers, directors and employees. Our goal is to ensure that our culture, values, and strategic priorities are effectively represented in our compensation philosophy and strategy.

Other income (expense)

Interest expense

Interest expense has consisted primarily of accrued interest on our convertible promissory notes and charges for amortizations of debt discount related to the embedded derivative liability of our convertible promissory notes and of debt issuance costs. Since the notes converted into shares of common stock concurrent with our IPO, we will no longer incur interest expense on these notes.

Interest income

Interest income consists primarily of income earned on our cash balances. Our interest income has not been significant due to low cash balances and, since the IPO, low interest rates earned on our cash balances.

Change in fair value of derivative liabilities

Our convertible promissory notes provided for conversion into our common stock at a discount which conversion feature met the accounting definition of a derivative instrument. We classified this derivative instrument as a liability on our balance sheets. While the notes were outstanding, we remeasured fair value of this derivative liability at each reporting date and recognized any changes in fair value as other income (expense) in our statements of operations. Following conversion of the notes into common stock concurrent with our IPO, we no longer have derivative liabilities.

Gains related to conversion of convertible promissory notes and exercise of warrants

We estimated that the fair value of the shares of our common stock issued in connection with the conversion of our convertible promissory notes in the IPO was less than the carrying value of the notes, including related liabilities, that were extinguished on conversion. The difference between our estimated fair value of the shares and the carrying value of the notes and note-related liabilities was approximately $0.7 million. This difference represents a non-cash gain to our equity recorded at the time of conversion. There was a comparable non-cash expense related to the exercise of the warrants in connection with the IPO. We estimate the warrant-related expense to be approximately $15 thousand.

Grant income

From time to time, we apply for grant funding from government programs and may, in the future, apply for grants from non-government sources as well. There is no assurance that any grants will be awarded to us or, if awarded, that we will receive all the funds expected from such award. Grant payments received in advance of us performing the work for which the grant was awarded are recorded as deferred grant income on our balance sheets. Grant income is recognized in our statements of operations as and when earned for performance of the specific R&D activities for which the grants are awarded. Grant income earned in excess of grant payments received is recorded as grant receivable on our balance sheets.

Results of operations

The following table summarizes our unaudited results of operations for the periods indicated:

	Years Ended December 31,
	2021	2020	Change

	(in thousands)
Operating Expenses
Research and development	$2,754	$284	$2,470
General and administrative	3,397	442	2,955
Total operating expenses	6,151	727	5,425
Loss from operations	(6,151)	(727)	(5,425)
Other Income (expense)
Change in fair value of derivative liability	(867)	(1,208)	341
Change in fair value of warrant liability	(6)	(15)	9
Grant income	278	—	278
Loss on sale of assets	(3)	—	(3)
Interest expense	(95)	(395)	300
Interest income	1	—	1
Total other income (expense)	(692)	(1,617)	926
Net loss	$(6,843)	$(2,344)	$(4,499)

Comparison of the years ended December 31, 2021 and 2020

Research and development expenses

Research and development, or R&D, expenses increased $2,470 thousand for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily due to purchases of materials, compensation and related personnel costs which we did not have in 2020, except for stock compensation expenses, license fees and costs related to development of intellectual property, and lab facility expenses.

General and administrative expenses

General and administrative expenses increased $2,955 thousand for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily a result of increased expenses for directors and officers liability insurance, compensation and related personnel costs which we did not have in 2020, except for stock compensation expenses, and investor relations and other costs of being a public company.

Grant Income

Grant income of $278 thousand in the year ended December 31, 2021, was recognized under an NIH grant awarded in April 2021 to fund certain study costs to advance our lead therapeutic candidate into clinical trials. No grant income was recognized in the prior year.

Change in fair value of derivative liabilities

The fair value of derivative liabilities charge was $867 thousand for the year ended December 31, 2021. The derivative liabilities represent an embedded derivative in our convertible promissory notes which were issued at various times between 2018 and 2020. At each balance sheet date, we estimated the fair value of the derivative liability and recognized any change in our statements of operations. At the IPO, when these notes converted into common stock, the balance of the derivative liabilities was extinguished.

Change in fair value of warrant liability

The fair value of the warrant liability charge was $6 thousand for the year ended December 31, 2021. We issued warrants to purchase shares of our common stock in consideration for finder’s services in connection with a sale of one of our convertible promissory notes in 2018. We classified these warrants as a liability on our balance sheets which we remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability were recognized as a component of other income (expense) in our statements of operations. The warrants were exercised shortly prior to our initial public offering. Thereafter, there will be no liability related to these warrants.

Interest expense

Interest expense decreased $300 thousand for the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease reflects conversion of our convertible promissory notes into our common stock in connection with our IPO, and the agreement by noteholders to cease interest accrual at May 31, 2021.

Liquidity and capital resources

Sources of liquidity

Since inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if ever. We have funded our operations to date primarily with proceeds from borrowings under convertible promissory notes and with funds from our initial public offering and SBIR Award. Through December 31, 2021, we had received gross cash proceeds of $31 million from these sources.

As of December 31, 2021, we had cash of $20.8 million. We expect to receive an additional $2 million under our SBIR Award.

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

The timing and amount of our operating expenditures will depend largely on our ability to, among other things:

●	advance clinical development of TTX-MC138;
●	manufacture, or have manufactured on our behalf, our preclinical and clinical drug materials and develop processes for commercial manufacturing of any product candidates that may receive regulatory approval;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval and intend to commercialize on our own;
●	establish collaborations to commercialize any product candidates for which we obtain marketing approval but do not intend to commercialize on our own;
●	expand our operational, financial and management systems and hire additional personnel, including personnel to support our clinical development, quality control, scientific research, manufacturing and commercialization efforts, our general and administrative activities and our operations as a public company; and
●	obtain or develop new intellectual property and maintain, expand and protect our intellectual property portfolio.

At December 31, 2021, we had cash of $20.8 million. We believe that these funds along with additional funding under our SBIR Award, assuming receipt of these funds, will be sufficient to fund our operating expense and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we expect. We do not believe that our existing cash will be sufficient to fund our planned operating and capital expenditures for at least the next 12 months from the date of our financial statements.included elsewhere in this Annual Report on Form 10-K. Potentially changing circumstances may also result in the depletion of our capital resources more repidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern. We anticipate that we will require additional capital for additional research, development, clinical trials, as we seek regulatory approval of our product candidates, company operations, and for licenses or acquisitions of other product candidates we may choose to pursue. If we receive regulatory approval for TTX-MC138 or other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, all of which will vary depending on where and how we choose to commercialize approved product candidates.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

●	the scope, progress, outcome and costs of conducting preclinical development activities, clinical trials, and other research and development;
●	the costs, timing and outcome of regulatory review of our product candidates;

●	the costs, timing and requirements to manufacture our product candidates to supply our preclinical development efforts and our clinical trials;
●	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the costs of manufacturing commercial-grade product and building inventory to support commercial launch;
●	the ability to receive non-dilutive funding, including grants from governments, organizations and foundations;
●	the revenue, if any, received from commercial sales of our products, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, maintaining, expanding and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the terms of any industry collaborations we may be able to establish;
●	the extent to which we acquire or license other product candidates and technologies; and
●	the efficiency with which we operate our business.

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

If we raise additional funds through governmental funding, collaborations, strategic partnerships and alliances, or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue or earnings streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us.

If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash flows

The following table summarizes our unaudited cash flows for the periods indicated:

	Years ended December 31,
	2021	2020

	(in thousands)

Net cash used in operating activities	$(5,267)	$(493)
Net cash used in investing activities	(252)	—
Net cash provided by financing activities	25,517	1,117
Net increase in cash	$19,998	$624

Comparison of the years ended December 31, 2021 and 2020

Operating activities

During the year ended December 31, 2021, we used cash of $5,267 thousand in operating activities compared to using $493 thousand in the year ended December 31, 2020. The cash used in operating activities in the 2021 period primarily reflected our net loss of $6,843 thousand and an increase in prepaid expenses and other current assets of $1,903 thousand, offset in part by an $867 thousand loss from the changed fair value of derivative liabilities, an increase of $2,134 thousand in accounts payable and accrued expenses, and increased share-based compensation expense of $141 thousand.

Changes in accounts payable and accrued expenses were generally due to the amounts and timing of vendor invoicing and payments.

Investing activities

During the year ended December 31, 2021, we used cash of $252 thousand in investing activities, primarily for purchases of laboratory equipment. No such purchases were made in the 2020 period.

Financing activities

During the year ended December 31, 2021, we obtained cash of $25.5 million from financing activities, primarily from our initial public offering, net of offering costs.

During the year ended December 31, 2020, we obtained cash from financing activities of $1.1 million, primarily from borrowings under convertible promissory notes.

Contractual obligations and commitments

As of December 31, 2021, we had no future minimum lease payments under non-cancelable operating lease commitments. We enter into contracts in the normal course of business with CMOs, CROs and other third parties for the manufacture of our product candidates, to support clinical trials and preclinical research studies and testing, and for other purposes. These contracts are generally cancelable by us. Any payments due upon cancellation of these contracts generally consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation although some agreements provide for termination fees.

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

While our significant accounting policies are described in more detail in Note 2 to our audited financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Research and development expenses

In preparing our financial statements, we are required to estimate our accrued research and development expenses.

We rely to a significant extent on third parties to conduct preclinical studies, provide materials, and to provide clinical trial services, including trial conduct, data management, statistical analysis and electronic compilation. At the end of each reporting period, we compare payments made to each service provider to the estimated progress towards completion of the related project. Factors that we consider in preparing these estimates include materials delivered or services provided, milestones achieved, the number of patients enrolled in studies, and other criteria related to the efforts of these vendors. These estimates are subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, we record net prepaid or accrued expenses related to these costs.

The estimating process involves reviewing open contracts and purchase orders, communicating with our relevant personnel to identify services that have been performed on our behalf or deliveries of materials made to us, and estimating the level of service performed and the associated cost incurred for those services when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

●	vendors, including research laboratories, in connection with preclinical development activities;
●	CROs and investigative sites in connection with preclinical testing and clinical trials; and
●	CMOs in connection with the production of drug substance and drug product formulations for use in preclinical testing and clinical trials.

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

Share-based compensation

We measure share-based awards granted to employees, directors and others based on the fair value of the underlying award on the date of the grant. We recognize the corresponding compensation expense of those awards over the requisite service period, generally the vesting period of the respective award. As of December 31, 2021, we had issued restricted stock and stock options, each with service-based vesting conditions, and recorded share-based compensation expense resulting from those awards as vesting occurred. We would apply the graded-vesting method to all share-based awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

For share-based awards granted to consultants and non-employees, we recognize compensation expense over the period during which services are rendered by such consultants and non-employees until completed.

Determination of the fair value of common stock

As prior to our initial public offering there was no public market for our common stock, the estimated fair value of our common stock was determined by our Board as of the date of each share-based award. Based on the fact that most of our activities from inception through mid-2018 related to organizing the company, including identifying management, directors and advisors, business planning, identifying potential product candidates, acquiring or developing intellectual property, conducting a limited amount of research and development, establishing arrangements with third parties to manufacture initial quantities of our product candidates and component materials, and seeking financing, and that our preclinical development had not advanced significantly, the Board determined that the fair value of our common stock had remained relatively constant at its par value during this period. In September 2018, the Board retained an independent third-party appraisal firm to provide an estimate of the fair value of our common stock. In November 2018, the appraisal firm estimated that, as of June 30, 2018, the fair value of a single share of our common stock was $0.07. In March 2020, the appraisal firm estimated that as of December 31, 2019, it was $0.08 per share and in December 2020, it was estimated to be $3.91 per share as of October 1, 2020.

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

Factors considered by the appraiser in determining the fair value of our common stock as of each grant date, included:

●	our stage of development and business strategy;
●	the progress of our research and development programs, including the status and results of preclinical studies and plans for clinical trials for TTX-MC138;
●	our capital structure, including, if outstanding at the time of a grant, our convertible promissory notes and the superior rights and preferences of the notes relative to our common stock;
●	external market conditions affecting the biopharmaceutical industry and trends within the biopharmaceutical industry;
●	our financial position, including cash on hand, and our historical and forecasted performance and results of operations;
●	the absence of an active public market for our common stock;
●	the likelihood of achieving a liquidity event, such as an IPO or sale of our company in light of prevailing market conditions; and
●	an analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

If there is an active public trading market for our common stock, we do not expect it to be necessary for our board to estimate the fair value of our common stock in connection with our accounting for share-based awards that we may grant, because the fair value of our common stock will be determined based on the quoted market price of our common stock. We may, despite any development of an active trading market for our common stock, and pending a sufficient history of the volatility of the price of our own common stock, calculate the volatility component of the valuation using volatility measures for a group of publicly-traded companies we deem comparable for this purpose.

Restricted Stock Awards

The following table sets forth the number of shares of restricted stock we granted from January 11, 2016, through October 7, 2018 (the date of the last grant of restricted stock), the per share purchase prices of such shares, and the estimated fair value per share of the awards on the date of grant:

		Per share	Per share
	Number of	purchase price	estimated fair
	shares subject	of restricted	value of award
Grant Date	to award	stock	on grant date
February 1, 2016	3,245,081	$0.0001	$0.0001
April 1, 2016	36,393	$0.0001	$0.0001
August 17, 2016	139,508	$0.0001	$0.0001
June 1, 2017	812,787	$0.0001	$0.0001
June 1, 2017(1)	(594,427)	$0.0001	$0.0001
June 12, 2017	600,491	$0.0001	$0.0001
July 15, 2017	211,991	$0.0001	$0.0001
August 28, 2017	184,393	$0.0001	$0.0001
December 11, 2017(1)	(1,024,779)	$0.0001	$0.0001
January 22, 2018	670,246	$0.0001	$0.0001
July 1, 2018	127,377	$0.0001	$0.0660	(2)
October 1, 2018	49,889	$0.0660	$0.0660
October 7, 2018	177,266	$0.0660	$0.0660
(1)	Cancellations
(2)	For restricted stock granted on July 1, 2018, our board of directors determined at that time that the fair value of our common stock was $0.0001 per share as of the grant date. Receipt of an appraisal in November 2018 reporting a higher value at approximately the date of the grant resulted in a stock compensation charge for accounting purposes.

Valuation of derivative liabilities — conversion feature

We previously issued convertible promissory notes that each contained a conversion feature meeting the accounting definition of a derivative instrument as the feature was not clearly and closely related to the economic characteristics and risks of the convertible promissory notes. This is because the conversion feature provided for (i) conversion of the notes at a discount to the price obtained by the company for shares sold in a “Qualified Financing” (as defined) that would trigger the required conversion of the notes as well as (ii) a “cap” on the conversion price notwithstanding the discount. We classified these features of the notes as derivative liabilities, which were initially recorded at their fair value upon issuance of the convertible promissory notes and were subsequently remeasured to fair value at each reporting date, with changes in fair value recognized in our statements of operations.

In connection with our IPO, all of the outstanding principal and accrued interest under the convertible promissory notes automatically converted into shares of common stock. As a result, subsequent to our IPO, we will no longer have derivative liabilities recorded on our balance sheet and thus will no longer recognize changes in fair value of the derivative liabilities in our statements of operations.

Off-balance sheet arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may affect our financial position and results of operations is disclosed in Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K.

Internal control over financial reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during 2020 and 2021 which remain unremediated. See “Risk factors — We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.”

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

Information Technology Risks

Our data and computer systems are subject to threats from malicious software codes and viruses, phishing, ransomware, business email compromise attacks, or other cyber-attacks. In July 2021, we were subject to what we believe was a phishing attack. Although we do not believe this incident had a material impact on our business or financial condition, the number and complexity of these threats continue to increase. See – Part II, Item 1.A. Risk Factors, “We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.” The Company has taken and continues to take steps to mitigate the risk of cyberattacks including enhancing its email screening, engaging with computer support firms to provide forensics and training services, among other services, and enhancing security protocols for vendor payments. The Company intends to take additional steps to continue to enhance its cybersecurity defenses. Despite steps the Company has taken or may take in the future, there is no assurance that it will not suffer material and adverse consequences as a result of cyberattacks or other computer-based activities. In addition, there is no assurance that these or other steps we may take will be effective or prevent material adverse effects on our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2021 and 2020, our cash was held in checking and savings accounts at major U.S. banks. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not materially affect the fair market value of our investments or our financial position or results of operations.

As of December 31, 2021, we had no debt outstanding. As of December 31, 2020, our only debt outstanding was our convertible promissory notes, all of which were converted into common stock in connection with the completion of our initial public offering. We currently, therefore, are not subject to interest rate risk related to debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Euro, the currency for certain of our major purchases. For the years ended December 31, 2021 and 2020, we did not recognize foreign currency transaction losses. Foreign currency transaction losses, if any, are recorded as a component of other income (expense) in our statements of operations. An immediate 5% change in the Euro exchange rate would not have a material effect on our results of operations.

As we continue to develop our business, our results of operations and cash flows will likely be more affected by fluctuations in foreign currency exchange rates, including the Euro and other currencies, which could adversely affect our results of operations. To date, we have not entered into any foreign currency hedging contracts to mitigate our exposure to foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Index to the Financial Statements on page F-1 of this Annual Report on Form 10-K, as incorporated into Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K, by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon such evaluation, and due to the material weakness described elsewhere in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,

our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2021, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company has taken and continues to take steps to mitigate the risk of cyberattacks including enhancing its email screening, engaging with computer support firms to provide forensics and training services, among other services, and enhancing security protocols for vendor payments. The Company intends to take additional steps to continue to enhance its cybersecurity defenses. Despite steps the Company has taken or may take in the future, there is no assurance that it will not suffer material and adverse consequences as a result of cyberattacks or other computer-based activities.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2021 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent public accounting firm is WithumSmith+Brown, PC, East Brunswick, New Jersey, PCAOB Auditor ID: 100.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	For a list of the financial statements included herein, see Table of Contents on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)	Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.
(3)	The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The Exhibit Index is incorporated herein by reference.

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to include summary information.

EXHIBIT INDEX

3.1

Amended and Restated Certificate of Incorporation of TransCode Therapeutics, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on April 8, 2021 (File No. 333-253599)).

3.2

Amended and Restated Bylaws of TransCode Therapeutics, Inc. (Incorporated by reference to Exhibit 3.5 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on April 8, 2021 (File No. 333-253599)).

4.1*	Description of Securities

10.1#

2020 Stock Option and Incentive Plan and form of award agreements thereunder (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1, filed on February 26, 2021 (File No. 333-253599).

10.2#

2021 Stock Option and Incentive Plan and form of award agreements thereunder (Incorporated by reference to Exhibit 10.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on March 24, 2021 (File No. 333-253599).

10.3#

Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on March 24, 2021 (File No. 333-253599).

10.4#

Form of Indemnification Agreement between the Registrant and each of its executive officers (Incorporated by reference to Exhibit 10.4 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on March 24, 2021 (File No. 333-253599).

10.5#

Form of Indemnification Agreement between the Registrant and each of its directors (Incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on March 24, 2021 (File No. 333-253599)).

10.6†

Exclusive Patent License Agreement by and between TransCode Therapeutics, Inc. and The General Hospital Corporation, d/b/a Massachusetts General Hospital, dated as of October 26, 2018 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed on February 26, 2021 (File No. 333-253599)).

10.7†

First Amendment to Exclusive Patent License Agreement by and between TransCode Therapeutics, Inc. and The General Hospital Corporation, d/b/a Massachusetts General Hospital, dated as of October 30, 2020 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed on February 26, 2021 (File No. 333-253599)).

10.8#	2021 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed on March 24, 2021 (File No. 333-253599)).

10.9#

Employment Agreement, dated as of March 24, 2021, by and Between TransCode Therapeutics, Inc. and Robert Michael Dudley (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, filed on April 8, 2021 (File No. 333-253599)).

10.10#

Letter Agreement, dated as of March 24, 2021, by and Between TransCode Therapeutics, Inc. and Robert Michael Dudley (Incorporated by reference to Exhibit 10.10 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on April 8, 2021 (File No. 333-253599)).

10.11#

Employment Agreement, dated as of March 24, 2021, by and Between TransCode Therapeutics, Inc. and Thomas A. Fitzgerald (Incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on April 8, 2021 (File No. 333-253599)).

10.12#

Letter Agreement, dated as of March 24, 2021, by and Between TransCode Therapeutics, Inc. and Thomas A. Fitzgerald (Incorporated by reference to Exhibit 10.12 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on April 8, 2021 (File No. 333-253599)).

23.1*	Consent of Withum Smith+Brown, PC.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*	Filed herewith.
**

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

†	Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCODE THERAPEUTICS, INC.

Date: March 31, 2022	/s/ R. Michael Dudley
R. Michael Dudley
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

Each individual whose signature appears below hereby constitutes and appoints each of Robert Michael Dudley and Thomas Fitzgerald, MBA as such person’s true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Registration Statement (or any Registration Statement for the same offering that is to be effective upon filing pursuant to Rule 462(b) under the Securities Act of 1933), and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement and Power of Attorney has been signed by the following person in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Robert Michael Dudley	Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2022
Robert Michael Dudley

/s/ Thomas A. Fitzgerald	Director and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022
Thomas A. Fitzgerald, MBA

/s/ Philippe P. Calais	Director	March 31, 2022
Philippe P. Calais, PhD

/s/ Erik Manting	Director	March 31, 2022
Erik Manting, PhD

/s/ Magda Marquet
Magda Marquet, PhD	Director	March 31, 2022

TRANSCODE THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of TransCode Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TransCode Therapeutics, Inc. the “Company”), as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations, has experienced cash used from operations, and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

East Brunswick, New Jersey

March 31, 2022

PCAOB ID Number 100

TRANSCODE THERAPEUTICS, INC.

BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets:
Cash	$20,825,860	$828,016
Prepaid expenses and other current assets	1,906,315	3,199
Total current assets	22,732,175	831,215
Fixed assets, net of depreciation	206,268	—
Deferred offering costs	—	224,153
Total assets	$22,938,443	$1,055,368
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$2,503,569	$369,177
Due to related parties	—	35,685
Deferred grant income	30,528	—
Total current liabilities	2,534,097	404,862

Long-term liabilities
Convertible promissory notes, net of debt issuance costs and debt discount	—	2,086,675
Accrued interest – convertible promissory notes	—	191,687
Derivative liability	—	1,751,000
Warrant liability	—	29,376
Total long-term liabilities	—	4,058,737
Total liabilities	2,534,097	4,463,600
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Preferred stock – $0.0001 par value; 10,000,000 and 5,000,000 shares authorized at December 31, 2021 and 2020, respectively; -0- shares issued or outstanding at December 31, 2021 and 2020	—	—
Common stock – $0.0001 par value, 290,000,000 shares authorized at December 31, 2021, and 20,000,000 shares authorized at December 31, 2020; 12,904,574 and 4,636,216 shares issued and outstanding at December 31, 2021 and 2020, respectively	1,291	464
Additional paid-in capital	30,708,336	65,949
Subscription receivable	—	(12,763)
Accumulated deficit	(10,305,281)	(3,461,882)
Total stockholders’ equity (deficit)	20,404,346	(3,408,232)
Total liabilities and stockholders’ equity (deficit)	$22,938,443	$1,055,368

The accompanying notes are an integral part of these financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2021	2020
Operating Expenses
Research and development	$2,753,966	$284,459
General and administrative	3,397,169	442,145
Total operating expenses	6,151,135	726,604
Operating loss	(6,151,135)	(726,604)

Other income (expense)
Change in fair value of derivative liabilities	(867,000)	(1,208,000)
Change in fair value of warrant liability	(6,109)	(14,852)
Grant income	278,333	—
Loss on sale of equipment	(3,082)	—
Interest expense	(95,070)	(394,573)
Interest income	664	136
Total other income (expense)	(692,264)	(1,617,289)
Net loss	$(6,843,399)	$(2,343,893)

Basic and diluted net loss per share
Net loss	$(6,843,399)	$(2,343,893)
Weighted-average common shares outstanding	8,425,880	4,636,216
Net loss per share	$(0.81)	$(0.51)

The accompanying notes are an integral part of these financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2021 and 2020

						Total
			Additional			Stockholders’
	Common Stock		Paid-In	Subscription	Accumulated	Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, December 31, 2019	4,636,216	$464	$20,014	$(12,272)	$(1,117,989)	$(1,109,783)
Interest on subscription receivable	—	—	491	(491)	—	—
Share based compensation	—	—	45,444	—	—	45,444
Net loss from operations	—	—	—	—	(2,343,893)	(2,343,893)
Balance, December 31, 2020	4,636,216	464	65,949	(12,763)	(3,461,882)	(3,408,232)
Issuance of common stock in initial public offering, net of offering costs	7,187,500	719	25,399,954	—	—	25,400,673
Conversion of convertible promissory notes, including embedded derivative, to common stock upon completion of initial public offering	1,068,135	107	4,991,324	—	—	4,991,431
Exercise of warrants	12,723	1	64,751	—	—	64,752
Proceeds from subscription receivable	—	—	—	13,125	—	13,125
Interest on subscription receivable	—	—	362	(362)	—	—
Share based compensation	—	—	185,996	—	—	185,996
Net loss from operations	—	—	—	—	(6,843,399)	(6,843,399)
Balance, December 31, 2021	12,904,574	$1,291	$30,708,336	$—	$(10,305,281)	$20,404,346

The accompanying notes are an integral part of these financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,843,399)	$(2,343,893)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	42,470	—
Share-based compensation expense	185,996	45,444
Loss on sale of equipment	3,082	—
Change in fair value of derivative liabilities	867,000	1,208,000
Non-cash interest expense	39,471	272,864
Change in fair value of warrant liability	6,109	14,852
Due to related parties	(35,685)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,903,114)	(3,199)
Accounts payable and accrued expenses	2,285,059	191,253
Deferred grant income	30,528	—
Accrued interest on convertible promissory notes	55,598	121,709
Net cash used in operating activities	(5,266,885)	(492,971)

Cash flows from investing activities:
Purchase of equipment	(254,820)	—
Proceeds from sale of equipment	3,000	—
Net cash used in investing activities	(251,820)	—

Cash flows from financing activities:
Proceeds from initial public offering of common stock, net of offering costs	26,335,100	—
Proceeds from convertible promissory notes	—	1,190,000
Proceeds from escrow for warrant exercise advances	29,267	—
Proceeds from subscription receivable	13,125	—
Payments of deferred offering costs - additions	(860,943)	(73,484)
Net cash provided by financing activities	25,516,549	1,116,516
Net change in cash	19,997,844	623,545
Cash, beginning of year	828,016	204,471
Cash, end of year	$20,825,860	$828,016

Supplemental disclosure of cash flows
Cash paid during the year for
Interest	$17,870	$—
Income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Accrued interest on subscriptions receivable	$362	$491
Debt discounts associated with derivative liabilities of convertible promissory notes	$—	$304,000
Deferred offering costs included in accounts payable and accrued expenses	$—	$150,669
Conversion of convertible promissory notes, including embedded derivative, to common stock	$4,991,431	$—
Deferred offering costs adjusted into additional paid-in capital in connection with IPO	$73,484	$—
Fair value of warrant liability associated with warrant exercise	$35,485	$—
Underwriting discounts and commissions paid from gross proceeds of IPO	$2,414,900	$—

The accompanying notes are an integral part of these financial statements.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(1)   Nature of Business and Liquidity

TransCode Therapeutics, Inc. (the “Company” or “TransCode”) was incorporated on January 11, 2016, under the laws of the State of Delaware. TransCode is a biopharmaceutical company focused primarily on developing and commercializing innovative drugs and diagnostics for treating and identifying metastatic disease. TransCode is preparing for its first clinical trial. The Company’s lead therapeutic candidate, TTX-MC138, is an oligonucleotide conjugated to an iron oxide nanoparticle designed to be administered by infusion to inhibit the ability of metastatic tumor cells to survive. The goal of the therapy, if approved, is to achieve lifelong regression and long-term patient survival.

From its founding until mid-2021, the Company was engaged in organizational activities, including raising capital, and limited research and development (“R&D”) activities. On July 13, 2021, the Company completed the initial public offering (“IPO”) of its common stock raising $28.75 million in gross proceeds. Since the IPO, the Company has increased its R&D activities, hired additional employees, and begun more traditional operations.

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

Following the IPO, the Company’s common stock commenced trading on the Nasdaq Capital Market under the ticker symbol “RNAZ”. The Company issued 7,187,500 shares of common stock in connection with the IPO, including exercise of the underwriter’s over-allotment option, at an initial offering price of $4.00 per share. The net proceeds from the IPO were approximately $25.4 million after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company, including offering costs paid in 2020. In connection with the IPO, the Company also granted the underwriters warrants to purchase up to 312,500 shares of Company common stock at an exercise price of $5.00 per share (125% of the initial public offering price). Upon the closing of the IPO, outstanding convertible promissory notes converted into 1,068,135 shares of Company common stock.

Going Concern

These financial statements have been prepared under the assumption that the Company will continue as a going concern which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Due to the Company’s recurring and expected continuing losses from operations, the Company has concluded there is substantial doubt concerning its ability to continue as a going concern within one year of the issuance of these financial statements without additional capital becoming available. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, the Company has incurred substantial losses and negative cash flows from operations. It expects to continue to incur operating losses for the foreseeable future as it pursues development of its lead therapeutic candidate and other programs. Operating losses are expected to continue until such time, if ever, that the Company can generate significant revenue from product candidates currently in development. The Company is unable to predict the extent of any future losses or when the Company will become profitable, if ever.

For the year ended December 31, 2021, net cash used in operating activities was $5,266,885 and the Company’s net loss was $6,843,399. As of December 31, 2021, the Company had an accumulated deficit of $10,305,281 and $20,825,860 in cash.

The Company plans to expand development of its lead therapeutic candidate and other candidates, and explore strategic partnerships. Management believes that current cash is sufficient to fund operations and capital requirements into the first quarter of 2023, but does not believe that existing cash will be sufficient to fund requirements for a full 12 months from the date of these financial statements.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

To support its planned expanded operations, the Company will require additional capital; however, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. Through December 31, 2021, the Company’s primary source of capital was from the sale of convertible promissory notes and equity securities in the IPO. For the foreseeable future, the Company plans to fund its operations by continuing to raise additional capital through sales of equity or additional debt.

To the extent the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may include potentially dilutive features and include restrictive covenants that impact the Company’s ability to conduct business. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may have to (i) significantly scale back its planned operations or (ii) relinquish or otherwise dispose of rights to technologies on unfavorable terms.

(2)   Summary of Significant Accounting Policies

(a)   Basis of Presentation

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of TransCode Therapeutics, Inc. at December 31, 2021 and 2020, and its results of operations and its cash flows for the years ended December 31, 2021 and 2020.

(b)   Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include but are not limited to the valuation of share-based compensation, income from grants, derivative liabilities, and warrant liability. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may vary materially from these estimates.

(c)   Basic and Diluted Earnings (Loss) per Share

Basic net earnings (loss) per share is determined by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share includes the effect, if any, from the potential conversion, vesting or exercise of securities (Contingent Securities) such as convertible promissory notes, stock options and warrants, which would result in the issuance of additional shares of common stock. The computation of diluted net earnings (loss) per shares does not include the conversion or exercise of Contingent Securities that would be antidilutive. The basic and dilutive computations of the Company’s net earnings (loss) per share for the years ended December 31, 2021 and 2020, are the same because the effect of including Contingent Securities was antidilutive.

(d)   Cash

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with original maturities of three months or less as cash. At times, the Company’s cash balances in U.S. banks may exceed the levels of

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

insured amounts under the Federal Deposit Insurance Corporation (FDIC). The Company’s cash balance at December 31, 2021, was $20,825,860.

(e)   Fair Value of Financial Instruments

The Company’s financial instruments at December 31, 2021 and 2020, included cash, accounts payable, accrued expenses, convertible notes, and derivative liabilities related to the convertible notes. Cash and the derivative liabilities are reported at fair value. The recorded carrying amount of accounts payable and accrued expenses reflect their fair value due to their short-term nature. The carrying value of the interest-bearing convertible notes approximates fair value based upon the borrowing rates currently available to the Company for loans with similar terms and maturities.

(f)   Research and Development

Research and development costs are expensed as incurred and primarily comprise expenses to discover, research and develop therapeutic candidates. These expenses may include personnel costs, stock-based compensation expense, materials and supplies, allocated facility-related and depreciation expenses, third-party license fees, and costs under arrangements with third party vendors, such as contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and consultants. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as expenses as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered. At December 31, 2021 and 2020, the Company’s outstanding payables to CROs or CMOs were $386,057 and $31,346, respectively.

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

Patent Costs

All legal fees and expenses and costs related to patent-related filings with governmental authorities incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses. Other patent costs are classified as R&D expenses.

(g)   Grant Income

Funds from grants are recognized as grant income in the statements of operations as and when earned for the specific research and development projects for which the grants are designated. Since there is no transfer of ownership of the work performed under the Award, and we do not lose control over the work performed under the Award, we deemed the Award funds as a contribution. Grant payments received are recorded as deferred grant income on the Company’s balance sheet until the related income has been earned. Grant income earned in excess of grant payments received is recorded as grant receivable on the Company’s balance sheet.

(h)   Share-Based Compensation

Share based compensation, if any, for employees and non-employees is measured at the grant date based on the fair value of the award. The Company recognizes compensation expense, if any, for awards to employees and directors over the requisite service period, which is generally the vesting period of the respective award, and for awards to non-employees over the period during which services are rendered by such non-employees until completed. Generally, the Company issues awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company classifies stock-based compensation

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

expense in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. Forfeitures are accounted for as they occur.

Because prior to the IPO, there was no public market for the Company’s common stock, the estimated fair value of the common stock was determined by the Company’s board of directors (the “Board”) as of the date of each award, with input from management, considering, when available, third-party valuations of the Company’s common stock as well as the Board’s assessment of additional objective and subjective factors that it believed were relevant and which may have changed between the date of the then most recent third-party valuation and the date of the grant. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors were to change and management were to use different assumptions, share-based compensation expense could be materially different.

Certain stock appraisal methodologies utilize, among other variables, the volatility of the stock price. As an historically private company, the Company lacked company-specific historical and implied volatility information for its stock. Therefore, it estimated its expected stock price volatility based on the historical volatility of publicly-traded peer companies and expects to continue to do so until such time, if ever, as it has adequate historical data regarding the volatility of its own publicly-traded stock price. The expected life of options awarded was estimated using the simplified method because the Company has limited historical information on which to base reasonable expectations about future exercise patterns and post-vesting employment. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future.

(i)   Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated useful life
Laboratory equipment	3 years
Furniture and fixtures	5 years
Computer and office equipment	3 years
Leasehold improvements	Shorter of the useful life or remaining lease term

When assets are retired or otherwise disposed of, the cost of assets disposed of and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the statements of operations in the period of disposal. Expenditures for repairs and maintenance are charged to expense as incurred.

(j)   Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, the Company had a full valuation allowance against deferred tax assets.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

There are currently no open Federal or State tax audits. The Company has not recorded any liability for uncertain tax positions at December 31, 2021 or 2020.

(k)   Concentrations of Credit Risk

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

(l)   Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates all of its financial instruments, including convertible promissory notes, to determine if such instruments contain features that meet the definition of embedded derivatives.

Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statements of operations each period. Bifurcated embedded derivatives are classified with the related host contract in the Company’s balance sheets.

In connection with the Company’s convertible promissory notes, the Company identified certain embedded and freestanding derivatives which it recorded as liabilities on the balance sheets and remeasured to fair value at each reporting date until the derivative was settled. Changes in the fair value of the derivative liabilities are recognized in the statements of operations.

(m)   Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees directly associated with in-process capital stock financings as deferred offering costs until such financings are consummated. After consummation of the financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should a planned equity financing be abandoned, the deferred offering costs would be expensed immediately as a charge to operating expenses in the statements of operations. As of December 31, 2021 and 2020, the Company had recorded deferred offering costs of $0 and $224,153, respectively, incurred in connection with the Company’s IPO and reported as long-term assets on the Company’s balance sheets. Deferred offering costs of $934,427 were offset against proceeds received in the IPO and charged to additional paid-in capital.

(n)   Emerging Growth Company Status

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

(o)   Recent Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (the “FASB”), issued Accounting Standards Update No. 2021-10 entitled “Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance” (the “ASU”). This

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

ASU will require enhanced disclosures related to the Company’s contracts with the U.S. Government that are accounted for by applying a grant or contribution accounting model by analogy. The new disclosure requirements include information about the nature of the transactions and the related accounting policy used to account for the transactions; the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and significant terms and conditions of the transactions, including commitments and contingencies. The ASU is effective for annual periods beginning after December 15, 2021. The Company is currently evaluating ASU 2021-10 and assessing the impact of its adoption on its financial statements, but does not believe the adoption of this standard will have a significant impact on its financial statements.

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

(p)   Reverse Stock Split

On March 22, 2021, the Board and shareholders of the Company approved a reverse split of the Company’s common stock at a ratio of one share for every 1.6486484 shares previously held. All common stock share and per share data and conversion or exercise price data for applicable common stock equivalents included in these financial statements have been retroactively adjusted to reflect the reverse stock split.

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

Level 3:   Unobservable inputs which are supported by little or no market activity with values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021 and 2020. The carrying amount of cash and accounts payable and accrued liabilities approximated fair value as they are short term in nature. The guidance in ASC 815, Derivatives and Hedging, required that we mark the fair value of our common stock warrant liability to market and recognize the change in valuation in our statements of operations each reporting period. Determining the warrant liability to be recorded required us to develop estimates to be used in calculating the fair value of the related warrant. The fair value of the related warrants was estimated based on a Black-Scholes model at the reporting date. The estimated fair value of the warrant liability and the derivative liability (“embedded put features”) included in the convertible

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

promissory notes represent Level 3 measurements. The following table details the fair value measurement within the fair value hierarchy of the Company’s financial instruments, which includes the Level 3 liabilities:

	Fair value measurements as of
	December 31, 2020, using:
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$—	$1,751,000	$1,751,000
Warrant liability	—	—	29,376	29,376
	$—	$—	$1,780,376	$1,780,376

Fair value measurements as of
December 31, 2021, using:
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$—	$—	$—	$—
Warrant liability	—	—	—	—
	$—	$—	$—	$—

During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3.

A summary of the changes in the fair value of Level 3 financial instruments for the year ended December 31, 2021, is as follows:

Balance, December 31, 2020	$1,780,376
Changes in fair value of derivative liability	867,000
Extinguishment of liability on conversion of Notes	(2,647,376)
Changes in fair value of warrant liability	6,109
Extinguishment of liability on exercise of warrants	(6,109)
Balance, December 31, 2021	$—

For further discussion of the derivative liabilities, see Note 9. For further discussion of the warrant liability, see Note 11.

(4)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2021	2020
Contract manufacturers and research organizations	$441,593	$—
Insurance premiums	1,393,853	—
Prepaid operating expenses	61,459	—
Deposits	9,410	3,199
	$1,906,315	$3,199

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(5)   Property and Equipment

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2021	2020
Laboratory equipment	$247,522	$—
Less accumulated depreciation	(41,254)	—
Total property and equipment, net	$206,268	$—

Depreciation expense for the years ended December 31, 2021 and 2020, was $42,470 and $0, respectively.

(6)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,	December 31,
	2021	2020
Professional fees	$91,985	$193,281
General consulting fees	126,491	80,013
R&D billings - CMOs, CROs, Supplies, Equipment and Consulting	595,465	51,806
General expenses	256,463	1,778
Insurance premiums	945,928	—
Payroll and benefits	482,237	—
Accrued license payments	5,000	42,300
	$2,503,569	$369,178

See Note 8 for further information regarding the accrued license payments.

(7)   Deferred Grant Income

In April 2021, the Company received a Fast-Track Small Business Innovation Research, or SBIR, Award from the National Cancer Institute of the National Institutes of Health (“NIH”). The Award is expected to provide $2,392,845 over three years to fund a two-phased research partnership between the Company and Massachusetts General Hospital. In May 2021, the Company received the first-year funding of $308,861 which it recorded as deferred grant income. Income under the grant is recognized as work under the grant is completed. The Company recognized $278,333 and $0 of grant income for the years ended December 31, 2021 and 2020, respectively, resulting in deferred grant income of $30,528 and $0 at December 31, 2021 and 2020, respectively.

(8)   Commitments and Contingencies

(a)   Leases

In March 2021, the Company entered into an agreement with Massachusetts Biomedical Initiatives, Inc. (“MBI”) whereby the Company subleased approximately 2,484 square feet of laboratory space with room for minor administrative functions. The Company may also use shared laboratory equipment at the facility. The monthly rental is $6,210 and the Company pays an additional amount for its allocated share of operating expenses currently assessed at $15 per square foot or $3,105 per month. The agreement is for one year, includes an option to extend the agreement upon the mutual agreement of the parties, and is cancelable anytime upon 90 days’ notice. The lease commitment as of December 31, 2021, through February 28, 2022, amounts to $18,630. See Note 16 – “Subsequent Events.” In March 2020, the Company entered into an agreement with the Pagliuca Harvard Life Lab whereby the Company rented

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

one laboratory bench and the right to use certain common facilities at the Life Lab. In March 2021, the Company terminated the Life Lab arrangement.

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

At December 31, 2021 and 2020, the Company had accrued $0 and $42,300, respectively, in license payments under the terms of the License, included in accounts payable and accrued expenses. The amount due at December 31, 2020, has been paid.

The milestone payments the Company is obligated to pay to Licensor shall not exceed $1,550,000 based upon and subject to the attainment of each event indicated below. These payments are generally due within 60 days of achievement of the milestone.

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

As of December 31, 2021 and 2020, no milestone events had been achieved.

In addition to milestone payments, royalties shall be paid to Licensor assessed on net sales of licensed products on a country-by-country basis in an amount equal to 3.0% for therapeutic products or processes and 6.0% for clinical diagnostic products and processes. The Company shall pay Licensor 30% of any and all sublicense income.

The Company has the right to terminate the License at any time by giving 90 days advance notice subject to the payment of any amounts due under the License at that time. The License may also be terminated for cause by either party upon the breach of the material obligations of the other party or the bankruptcy or liquidation of the other party. If the License does not terminate, its term shall continue until the latest of (i) the date on which all issued patents and filed patent applications subject to the License have expired or been abandoned; (ii) expiration of the last to expire regulatory exclusivity covering a covered product or process; or (iii) 10 years after the first commercial sale. The License requires the Company to make royalty payments beyond the term of the License at 1.5%.

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

The minimum annual license fee prior to the first commercial sale of a product or process covered by the License was increased from $25,000 per year to $30,000 per year for Patent Family 1 and a minimum annual license fee of $10,000 per year was added

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

related to Patent Family 2. All other terms of the License, including milestone payments, royalties and payment terms related to sublicense income received by the Company, remain the same as in the original License.

Option Agreement

The Company signed an Exclusive Option And Internal Evaluation License Agreement (the “Option”) with the Licensor effective February 15, 2021. Under the Option, the Company has (1) the exclusive right to negotiate a license of a certain technology patented by the Licensor and (2) a non-exclusive internal evaluation license to allow the Company to evaluate the technology. The Option provided for a six-month term at a cost of $5,000 with a right to extend, upon the mutual agreement of the parties, for an additional six months for a second $5,000 payment. In August 2021, the Licensor agreed to extend the initial term of the Option until November 15, 2021, at no cost to the Company. On November 8, 2021, the Company exercised its right to extend the Option to May 15, 2022, in consideration of the payment of the second $5,000. The Company is also responsible for patent costs related to the subject technology incurred by Licensor during the Option period. Patent costs incurred by the Licensor prior to the effective date will not be reimbursed under the Option. At December 31, 2021, the Company had accrued $5,000 due under the terms of the Option, included in accounts payable and accrued expenses, which amount has since been paid.

(c)   Employment Agreements

Prior to the IPO, the Company entered into employment agreements with its executive officers which became effective on completion of the IPO. The employment agreements provide the employee with, among other things, severance payments upon termination of the agreement by the Company for any reason other than for cause, death or disability or by the employee for good reason (as such terms are defined in the agreements). At December 31, 2021, the maximum aggregate severance payments under the agreements, which arise in the event of termination involving a Change of Control (as defined in the agreements), are approximately $2,412,000.

(d)   Litigation

The Company may from time to time be subject to claims by others under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. At December 31, 2021 and 2020, the Company did not have any pending legal actions.

(e)   Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of certain events occurring under such agreements, breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that require the Company, among other things, to indemnify the parties against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any costs as a result of payments required by such indemnifications. The Company is not aware of any demands under indemnification arrangements that could have a material adverse effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements, as of December 31, 2021 and 2020.

(f)   Risks and Uncertainties

The extent to which the COVID-19 pandemic could have a material impact on the Company’s current or future operations including planned clinical trials is dependent on the spread of the disease and government and healthcare system responses to such spread, which are presently highly uncertain. Management continues to evaluate the potential impact. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

In July 2021, the Company was subject to what it believes was a computer-based phishing attack. Management believes this incident had an immaterial impact on the Company's financial condition but has implemented certain changes with respect to computer operations and continues to review the Company’s computer-related policies and implement additional defenses. There is no assurance that any preventative actions will not be thwarted by malicious actions.

(9)   Convertible Promissory Notes

From May 2018 through May 2020, the Company issued 14 convertible promissory notes (“Notes”) having an aggregate principal amount of $2,240,000 with an interest rate of 6% per annum. These Notes and accrued interest thereon converted into 1,068,135 shares of the Company’s common stock in connection with the Company’s IPO. As of the IPO and at December 31, 2020, total accrued interest on the Notes was $247,285 and $191,687, respectively.

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

The unamortized amounts of debt issuance costs and debt discounts deducted from the principal amounts of the convertible promissory notes to calculate convertible promissory notes, net at the IPO and December 31, 2020, were:

	July 13, 2021	December 31, 2020
Principal amount of convertible promissory notes	$2,240,000	$2,240,000
Less unamortized debt issuance costs	(6,002)	(8,002)
Less unamortized debt discounts	(107,851)	(145,323)
Convertible promissory notes, net	$2,126,147	$2,086,675

Settlement of the Notes required that, at the closing of a Qualified Financing (as defined), the Company provide the holder with a variable number of shares with an aggregate fair value determined by reference to the debt principal and accrued but unpaid interest. In this scenario, the value that the holder receives at settlement does not vary with the value of the Company’s common stock, so the settlement provision was not a typical conversion option. Rather, the share settlement feature was considered a contingent redemption provision (i.e., a contingent embedded put). The Company evaluated the embedded put features in accordance with ASC 815-15-25. The embedded puts are not clearly and closely related to the debt host instrument and therefore were separately measured at fair value with subsequent changes in fair value recognized in the statements of operations.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

Management used a scenario-based analysis to estimate the fair value of the embedded put features upon issuance of the Notes. The original values of the embedded put features were recorded as a debt discount to the Notes which discount was amortized over the life of the Notes as non-cash interest expense during the reporting periods.

The IPO constituted a Qualified Financing. At the IPO and at December 31, 2020, the fair value of the derivative liability was $2,618,000 and $1,751,000, respectively. Between December 31, 2020, and the IPO, the Company recorded an increase in fair value of the derivative liability of $867,000.

Between December 31, 2020, and the IPO, the Company amortized debt issuance costs of $10,538 to interest expense.

(10)   Stockholders’ Equity

(a)   Overview

The Company’s Certificate of Incorporation, originally filed on January 11, 2016, was amended on April 15, 2020, to increase the number of shares of common stock authorized and to authorize the issuance of Preferred Stock. The Company’s Certificate of Incorporation was further amended and restated on April 27, 2021. The total number of shares which the Company is authorized to issue is 300,000,000, each with a par value of $0.0001 per share. Of these shares, 290,000,000 shall be common stock and 10,000,000 shall be Preferred Stock. At December 31, 2021, the Company had issued and outstanding 12,904,574 shares all of which were free of vesting restrictions. As of December 31, 2020, the Company had issued and outstanding 4,636,216 shares of restricted common stock which, at issuance, were subject to forfeiture until vested. At December 31, 2020, 4,489,738 shares of restricted common stock had vested. Of shares sold in 2018, an aggregate of 292,250 shares were issued to two purchasers in exchange for subscriptions receivable bearing interest at 4% per annum and secured by the underlying restricted shares. One subscription receivable in the principal amount of $3,290 and accumulated interest was repaid in full in April 2021. The second subscription receivable and accrued interest was repaid in full during the fourth quarter of 2021. The Preferred Stock is undesignated; no shares of Preferred Stock have been issued.

At the IPO and at December 31, 2020, the Company had reserved 1,080,858 shares and 1,050,694 shares, respectively, of common stock for the conversion of outstanding convertible promissory notes (see Note 9) and the exercise of outstanding warrants to purchase shares of common stock (see Note 11).

The following table lists information about unvested restricted common stock.

Unvested restricted common stock at December 31, 2020	146,483
Shares issued	—
Shares vested	(146,483)
Unvested restricted common stock at December 31, 2021	—

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

Subject to the rights of holders of any Preferred Stock, holders of common stock are entitled to receive dividends as may be declared from time to time by the Board. No cash dividends were declared or paid during the years ended December 31, 2021 and 2020, or at any other time through the date of these financial statements.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

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

(11)   Warrants

In connection with the May 2, 2018, issuance of the Convertible Promissory Note designated as “Note One” (see Note 9), the Company agreed to pay a cash fee to the finder involved in the sale and to issue to the finder warrants to purchase shares of the Company’s common stock. The number of shares of common stock subject to the warrants was equal to five percent of the number of shares of common stock into which Note One converted. The exercise price was the conversion price applicable on conversion of Note One. The number of shares of common stock to be issued to the holder of Note One on conversion of the Note is equal to the principal amount of the Note, plus accrued but unpaid interest to the date of conversion, divided by the applicable conversion price. The applicable conversion price was equal to the price paid for the Company’s equity securities in a Qualified Financing (as defined) less a discount. The discount ranged from 20% to 30% depending on the length of time after the investment was made to complete the Qualified Financing. Regardless of the applicable conversion price resulting from application of the foregoing process, the applicable conversion price could not exceed that price per share that equated to a $15 million pre-money valuation. The Warrants were exercised in full, representing 12,723 shares, the day prior to the IPO at an exercise price of $2.32 per share.

Pursuant to ASC 718, the obligation to issue the Warrants was accounted for as a liability until issuance as they were an award that embodied an unconditional obligation to issue an undeterminable number of shares for a fixed monetary amount known at inception. Upon issuance, the liability was reclassified to equity.

The obligation to issue Warrants was recorded at fair value on inception date and was remeasured at each reporting period until issuance. The compensation cost recognized for a liability-classified award equals the amount for which the award is settled. Therefore, the Company measured the obligation to issue the Warrants at fair value on May 2, 2018, and remeasured fair value at each reporting period until the Warrants were issued. At the time of exercise, in addition to recording the aggregate exercise price of the warrants, the Company also extinguished the balance of the warrant liability.

A summary regarding the fair value of the warrant liability is as follows:

Warrant Liability
Fair value at December 31, 2020	$29,376
Change in fair value	6,109
Fair value at July 12, 2021 (date of exercise)	35,485
Extinguishment of warrant liability on warrant exercise	(35,485)
Fair value at December 31, 2021	$—

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

The fair value of the Company’s warrant liability was calculated using the Black-Scholes model and the following assumptions:

	As of	As of
	July 12,	December 31,
	2021	2020
Fair value per share of Company’s common stock	$4.00	$3.91
Dividend yield	0.0%	0.0%
Expected volatility	89.0%	84.0%
Risk free interest rate	0.5%	0.3%
Expected life (years)	3.40	4.67
Fair value of warrants	$35,485	$29,376

Underwriter Warrants

In connection with the IPO, the Company granted the underwriters warrants to purchase up to 312,500 shares of Company common stock at an exercise price of $5.00 per share, which amount is 125% of the initial public offering price. The warrants have a five-year term and are exercisable beginning January 9, 2022. All of these warrants were outstanding at December 31, 2021.

(12)   Share-Based Compensation

Since inception, the Company has sold shares of restricted stock to co-founders, directors, managers, and advisors generally at prices believed to be fair market value at the time of the sale. Shares of restricted stock were reserved at the time of issue. To the extent that the sale price was less than the estimated fair market value at the grant date, a charge was recorded for the periods in which such shares vested. The vesting period for restricted stock was generally two to three years.

In April 2020, the Board and stockholders approved the TransCode Therapeutics, Inc. 2020 Stock Option and Incentive Plan (the “2020 Plan”) providing for the issuance of options or other awards to purchase up to 3,032,787 shares of the Company’s common stock. The Board has determined not to make any further awards under the 2020 Plan following the closing of the IPO. In March 2021, our 2021 Stock Option and Incentive Plan (the “2021 Plan”) was approved by our Board and our stockholders and became effective upon the effectiveness of our IPO. The 2021 Plan provides for the issuance of options or other awards to purchase up to 2,500,000 shares of the Company’s common stock.

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

The exercise price for incentive stock options is determined at the discretion of the Board but for grants to any person possessing less than 10% of the total combined voting power of all classes of stock may not have an exercise price less than 100% of the fair market value of the common stock on the grant date (110% for grants to any person possessing more than 10% or more of the total combined voting power of all classes of stock). The option term for incentive stock option awards may not be greater than ten years from the date of the grant (five years for grants to any person possessing 10% or more of the total combined voting power of all classes of stock).

In 2020, the Board awarded options to purchase 1,756,279 shares of common stock under the 2020 Plan. Options to purchase 78,979 shares awarded under the 2020 Plan were forfeited during the year ended December 31, 2021, resulting in 1,713,693 options outstanding under the 2020 Plan at December 31, 2021. In January 2021, the Board awarded options to purchase 36,393 shares of

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

common stock under the 2020 Plan, all of which were outstanding at December 31, 2021. During the year ended December 31, 2021, no awards were made under the 2021 Plan.

At December 31, 2021, there were 1,042,534 options outstanding under the 2020 Plan that were vested and exercisable. Information about options to purchase common stock of the Company under the 2020 Plan is as follows:

		Weighted
		average	Weighted
		exercise	average
	Number of	price	contractual
	shares	per share	term (years)
Outstanding at December 31, 2019	—	—	—
Granted	1,756,279	$0.25	5.9
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at December 31, 2020	1,756,279	$0.25	5.9
Granted	36,393	$3.91	5.5
Exercised	—	—	—
Forfeited	78,979	—	—
Outstanding at December 31, 2021	1,713,693	$0.33	5.2

The intrinsic value of the outstanding options as of December 31, 2021, was $3,787,262.

Option valuation

The assumptions that the Company used to determine the grant-date fair value of options granted during the year ended December 31, 2021, were as follows:

	Years ended December 31,
	2021	2020
Risk-free interest rate	0.59%	0.25% - 0.55%
Expected term (in years)	6.0	3.5 - 6.25
Expected volatility	97.20%	95.83% - 97.20%
Expected dividend yield	—%	—%
Fair value per share of underlying stock	$3.91	$0.08 - $3.91

The weighted average grant date fair value of the options granted in 2021 was $3.01 per share.

The Company recorded stock-based compensation expense of $185,996 and $45,444 during the years ended December 31, 2021 and 2020, respectively. Stock-based compensation in the year ended December 31, 2021, comprised $184,599 related to stock options and $1,397 related to restricted stock. Stock-based compensation in the year ended December 31, 2020, comprised $42,651 related to stock options and $2,793 related to restricted stock. Compensation costs on stock options remaining to be recognized at December 31, 2021, is $192,000 over approximately 1.9 years.

(13) Net Loss Per Share

The Company reported net losses for the years ended December 31, 2021 and 2020. Basic and diluted net loss per share attributable to common stockholders are the same for all periods in which the Company reported losses because inclusion of shares issuable on conversion of all convertible promissory notes, upon exercise of all warrants, and upon exercise of vested stock options into the computation of diluted weighted-average shares outstanding would have an antidilutive impact.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

The following table sets forth the computation of basic and diluted net earnings (loss) per share:

	Years Ended
	December 31,
	2021	2020
Basic and diluted net loss per share
Numerator
Net loss	$(6,843,399)	$(2,343,893)
Denominator
Weighted-average common shares outstanding	8,425,880	4,636,216
Net loss per share	$(0.81)	$(0.51)

(14) Income Taxes

The Company’s federal and state provision (benefit) for income taxes were $53,051 and $0 for the years ended December 31, 2021 and 2020, respectively. The Company believes that the provision for the year ended December 31, 2021, will be fully offset by research and development credits.

A reconciliation of income tax provision (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Years Ended
	December 31,
	2021	2020
Federal income tax benefit at statutory rate	21.0%	21.0%
State and local tax, net of federal benefit	4.5%	1.9%
Permanent differences	(3.2)%	(14.8)%
Deferred true-up	—%	(0.6)%
Change in valuation allowance	(23.1)%	(7.5)%
Effective income tax rate	(0.8)%	0.0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets comprise the following:

Net operating loss carryforwards	$1,353,293	$421,000
Capitalized research and development	666,145	10,000
Capitalized patent and other costs	4,829	4,000
Stock-based compensation	35,123	—
Accrued expenses	16,798	—
Subtotal deferred tax assets before valuation allowance	2,076,188	435,000
Less valuation allowance	(2,019,835)	(435,000)
Deferred tax assets	56,353	—

Deferred tax liability
Fixed assets	(56,353)	—

Net deferred taxes	$—	$—

The Company had U.S. federal net operating loss (“NOL”) carryforwards of $5,025,481 and $1,294,914 for the years ended December 31, 2021 and 2020, respectively, which may be available to offset future income tax liabilities. Federal NOL carryforwards

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

generated in 2017 and prior of $38,297 will expire beginning in 2036. The remaining federal NOL carryforwards generated in 2018 and later do not expire. However, they are subject to the 80% limitation when utilized. The Company also had U.S. state NOL carryforwards of $4,714,271 and $1,291,575 for the years ended December 31, 2021 and 2020, respectively, which may be available to offset future income tax liabilities and will expire beginning in 2036.

The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2021 and 2020, because the Company has determined that is it more likely than not that these assets will not be fully realized due to the significant uncertainty about the realization of the deferred tax asset until the Company can operate profitably. The Company experienced a net change in valuation allowance of $1,584,835 and $175,000 in the years ended December 31, 2021 and 2020, respectively.

Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has completed financings since its inception and completed its IPO in 2021 which may have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, or could result in a change in control in the future. The Company has not analyzed the historical or potential impact of its financings on beneficial ownership, and therefore, no determination has been made whether the net operating loss carryforward is subject to any Internal Revenue Code Section 382 limitation. To the extent there is a limitation, there could be a reduction in the deferred tax asset with an offsetting reduction in the valuation allowance.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years from 2018 to the present remain open for review. All open years may be examined to the extent that tax credits or NOL carryforwards are used in future periods. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general, from 39 years to 15 years), and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years. The Company has evaluated the new tax provisions of the CARES Act and determined the impact to be either immaterial or not applicable.

As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

(15) Related -Party Transactions

Between inception and mid-2018, major shareholders and co-founders funded certain expenses of the Company. The aggregate amount of these expenses remaining unreimbursed at December 31, 2021 and 2020, is $0 and $35,685, respectively. The Company reimbursed these obligations in 2021.

On approximately April 26, 2021, three members of the Company’s management advanced an aggregate of $31,500 to the Company to enable it to pay certain Company IPO expenses. These advances were repaid in full, without interest, on May 13, 2021.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2021 and 2020

(16) Subsequent Events

For its financial statements as of December 31, 2021, the Company evaluated subsequent events through March 31, 2022, the date on which those financial statements were issued.

In February 2022, the Company extended its agreement with Massachusetts Biomedical Initiatives, Inc. (“MBI”) through December 31, 2022. See Note 8(a). Beginning March 1, 2022, the Company’s base rent will increase 5.0% to $6,520.50 per month. While MBI has not yet provided the amount of the Company’s allocated share of operating expenses, which amount was $3,105 during the first 12 months of the lease, MBI indicated that the Company’s portion of total operating expenses would remain the same. If operating expenses increase 5%, the amount of the Company’s allocated share of operating expenses would increase to $3,260.25 per month and its total monthly rent would be $9,780.75. Based on the foregoing, the Company’s total lease commitment from March 1, 2022, through December 31, 2022, would be $97,807.50.

On February 1, 2022, the Company made awards of 259,000 stock options under its 2021 Stock Option and Incentive Plan (the “2021 Plan”) at an exercise price of $2.45 per share, the closing price per share of the Company’s common stock on the date of grant. On March 1, 2022, the Company made awards of 192,000 stock options under the 2021 Plan at an exercise price of $2.12 per share, the closing price per share of the Company’s common stock on the date of grant.