Form 10-Q
period 2022-03-31
Transcode Therapeutics, Inc.
filed 2022-05-16
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________

FORM 10-Q

____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

At May 10, 2022, the registrant had 12,977,234 shares of Common Stock, $0.0001 par value per share, outstanding.

TRANSCODE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources and our need for additional financing;
●	grants awarded to us and when we will receive funds;
●	our exposure to credit risk;
●	the design, conduct and outcome of our planned preclinical activities to support an eIND for our planned Phase 0 trial of TTX-MC138, our lead product candidate focused on metastatic cancer treatment and our ability to initiate and complete this trial;
●	our ability to utilize our MGH license, including the patented microRNA screening assay, to detect miR-10b and whether we have successfully achieved the first milestone to measure miR-10b in blood and tissue samples;
●	our ability to expand our drug candidate portfolio through internal research and development, partnerships or the acquisition or in-licensing of intellectual property assets;
●	RNA’s potential being fully realized and whether we will be able to solve challenges to realize its potential;
●	the impact of the global COVID-19 coronavirus pandemic, including the spread of new strains of the virus, on the above-described activities, including but not limited to our ability to enroll a sufficient number of patients to advance the above-described clinical trials;
●	the results and timing of the above-described preclinical and clinical trial activities;
●	the therapeutic benefits, effectiveness and safety of our product candidates;
●	the expected regulatory approval pathway for our product candidates;
●	our ability to obtain the financing, through the channels anticipated on satisfactory terms or at all, required to support operations, development, clinical trials and the commercialization of products;
●	our ability to successfully commercialize our product candidates;
●	precautions which may be taken to ensure employee well-being and whether we will be successful at minimizing disruptions;
●	our ability and whether we will utilize our proprietary technological approach to develop and commercialize our product candidates in adherence with our current business plans;
●	our ability to work with collaborators to license and commercialize any product candidates for which we receive regulatory approval in the future inside or outside of the United States;

●	our ability to source and maintain licenses from third-party owners;
●	our ability to generate revenue and become profitable;
●	our ability to generate significant revenue from the product candidates currently being developed;
●	our accounting estimates and whether such estimates will be materially different from amounts actually incurred or whether changes to any accounting standards will have a significant impact on our financial statements or stock price;
●	our board estimating the fair value of our common stock in connection with our accounting and financial reporting; and
●	our management’s ability to track information and execute on current business plans.

The factors that could cause actual results to differ materially from our expectations, assumptions and beliefs include, but are not limited to the following:

●	exhausting available capital resources sooner than we expect;
●	decisions by management in allocating our limited capital resources;
●	grant awards not being made in the amount or at the time expected or at all;
●	changes in the market that affect our ability to obtain financing and our exposure to credit risk;
●	significant delay, scale back or discontinuation of the development or commercialization of one or more of our product candidates or a delay of our pursuit of potential licenses or acquisitions due to changes internally or to market conditions;
●	failures in the design, conduct or outcome of our preclinical activities or trials or negative or inconclusive results;
●	preclinical and clinical trials taking much longer than anticipated;
●	competitors introducing technologies which render our development efforts or approved products obsolete;
●	insufficient funding for internal research and development, partnerships or the acquisition or in-licensing of intellectual property assets;
●	our reliance on third parties for the planning, conduct and monitoring of clinical trials and for the manufacture of clinical drug supplies and drug products;
●	competitors realizing the full potential of a drug candidate before us;
●	competitors successfully marketing products that are targeted to indications which our product candidates have been developed to treat;
●	failure to become profitable or successfully commercialize due to a lack of safety, potency, purity and efficacy of any of our product candidates;
●	inability to continue our operations at planned levels or a forced reduction or termination of our operations due to issues with clinicals or funding;
●	an inability to raise additional capital on favorable terms or at all due to internal or market conditions;

●	failure to accurately or timely report our financial conditions or results of operations;
●	potential changes in regulatory requirements or delays or negative outcomes from the regulatory approval process;
●	market acceptance of our product candidates that are approved for marketing in the United States or other countries;
●	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●	future accounting pronouncements or changes in our accounting policies causing results to fluctuate significantly or fall below the expectations;
●	our ability to attract, retain and motivate key personnel;
●	the impact of natural disasters, global pandemics (including the outbreak of a novel strain of the COVID-19 coronavirus and subsequent spread of new strains of the virus), labor disputes, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations at our manufacturing facilities or clinical trial sites and the effectiveness of our precautions in protecting employee health and minimizing disruptions; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K and in our other regulatory filings.

The risks set forth above are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in or implied by any forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and with respect to our business and future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under “Risk Factors” in our Annual Report on Form 10-K and in our other regulatory filings and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You are advised, however, to consult any further disclosure we make in our reports filed with the United States Securities and Exchange Commission, or SEC.

This Quarterly Report on Form 10-Q may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Quarterly Report on Form 10-Q also may include data based on our own internal estimates and research, including estimates regarding the impact of the COVID-19 pandemic (or related pandemic caused by coronavirus variants) on our financial performance and business operations. Our internal estimates have not been verified by any independent source and, while we believe any data obtained from industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Such third-party data, as well as our internal estimates and research, are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” in our Annual Report on Form 10-K and in our other regulatory filings and elsewhere in this Quarterly Report on Form 10-Q. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may contain trademarks, service marks and trade names of third-parties which are the property of their respective owners. Our use or display of third-parties’ trademarks, service marks, trade names or products in this Quarterly Report on Form 10-Q is not intended to, and does not, imply a relationship with such parties, or any endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks and trade names.

GLOSSARY OF TERMS

Except where the context otherwise requires or where otherwise indicated, the terms “TransCode Therapeutics,” “TransCode,” “we,” “us,” “our,” “our company,” the “Company,” and “our business” refer to TransCode Therapeutics, Inc.

Certain abbreviations or acronyms used in various TransCode filings with the SEC are defined below:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCODE THERAPEUTICS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash	$16,852,626	$20,825,860
Prepaid expenses and other current assets	1,782,067	1,906,315
Total current assets	18,634,693	22,732,175
Fixed assets, net of depreciation	215,324	206,268
Total assets	$18,850,017	$22,938,443
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,825,641	$2,503,569
Deferred grant income	23,538	30,528
Total current liabilities	1,849,179	2,534,097
Total liabilities	1,849,179	2,534,097
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock – $0.0001 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock – $0.0001 par value, 290,000,000 shares authorized at March 31, 2022, and December 31, 2021; 12,977,234 and 12,904,574 shares issued and outstanding at March 31, 2022, and December 31, 2021, respectively	1,298	1,291
Additional paid-in capital	30,774,891	30,708,336
Accumulated deficit	(13,775,351)	(10,305,281)
Total stockholders’ equity (deficit)	17,000,838	20,404,346
Total liabilities and stockholders’ equity (deficit)	$18,850,017	$22,938,443

See accompanying notes to financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Operating expenses
Research and development	$1,881,576	$263,759
General and administrative	1,595,926	185,706
Total operating expenses	3,477,502	449,465
Operating loss	(3,477,502)	(449,465)
Other income (expense)
Change in fair value of derivative liabilities	—	(3,936,000)
Change in fair value of warrant liability	—	(47,115)
Grant income	6,990	—
Interest expense	—	(52,770)
Interest income	442	12
Total other income (expense)	7,432	(4,035,873)
Net loss	$(3,470,070)	$(4,485,338)

Basic and diluted loss per share
Net loss	$(3,470,070)	$(4,485,338)
Weighted-average common shares outstanding	12,977,234	4,636,216
Net loss per share	$(0.27)	$(0.97)

See accompanying notes to financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three months ended March 31, 2022 and 2021

(Unaudited)

						Total
			Additional			Stockholders’
	Common Stock		Paid-In	Subscription	Accumulated	Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Three months ended March 31, 2022
Balance, December 31, 2021	12,904,574	$1,291	$30,708,336	$—	$(10,305,281)	$20,404,346
Net loss	—	—	—	—	(3,470,070)	(3,470,070)
Exercise of stock options	72,660	7	5,982	—	—	5,989
Share-based compensation	—	—	60,573	—	—	60,573
Balance, March 31, 2022	12,977,234	$1,298	$30,774,891	$—	$(13,775,351)	$17,000,838

Three months ended March 31, 2021
Balance, December 31, 2020	4,636,216	$464	$65,949	$(12,763)	$(3,461,882)	$(3,408,232)
Net loss	—	—	—	—	(4,485,338)	(4,485,338)
Interest on subscription receivable	—	—	128	(128)	—	—
Share-based compensation	—	—	48,431	—	—	48,431
Balance, March 31, 2021	4,636,216	$464	$114,508	$(12,891)	$(7,947,220)	$(7,845,139)

See accompanying notes to financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,470,070)	$(4,485,338)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	21,601	1,254
Share-based compensation expense	60,573	48,431
Change in fair value of derivative liabilities	—	3,936,000
Non-cash interest expense	—	19,633
Change in fair value of warrant liability	—	47,115
Changes in assets and liabilities:
Prepaid expenses and other current assets	124,248	(475,597)
Accounts payable and accrued expenses	(677,928)	353,211
Deferred grant income	(6,990)	—
Accrued interest on convertible promissory notes	—	33,138
Net cash used in operating activities	(3,948,566)	(522,153)
Cash flows from investing activities:
Purchase of equipment	(30,657)	(75,301)
Net cash used in investing activities	(30,657)	(75,301)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,989	—
Payments of deferred offering costs	—	(131,600)
Net cash provided by (used in) financing activities	5,989	(131,600)
Net change in cash	(3,973,234)	(729,054)
Cash, beginning of period	20,825,860	828,016
Cash, end of period	$16,852,626	$98,962
Supplemental disclosure of cash flow
Cash paid during the year for:
Interest	$4,425	$—
Income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Accrued interest on subscriptions receivable	$—	$(128)
Deferred offering costs included in accounts payable and accrued expenses	$—	$30,770

See accompanying notes to financial statements.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2022 and 2021

(1)   Nature of Business and Liquidity

TransCode Therapeutics, Inc. (the “Company” or “TransCode”) was incorporated on January 11, 2016, under the laws of the State of Delaware. TransCode is a biopharmaceutical company focused primarily on developing and commercializing innovative drugs and diagnostics for treating and diagnosing cancer. TransCode is preparing for its first clinical trial. The Company’s lead therapeutic candidate, TTX-MC138, is an oligonucleotide conjugated to an iron oxide nanoparticle designed to be administered by infusion to inhibit the ability of metastatic tumor cells to survive. The goal of the therapy, if approved, is to achieve lifelong regression and long-term patient survival.

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

Going Concern

These financial statements have been prepared under the assumption that the Company will continue as a going concern which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Due to the Company’s recurring and expected continuing losses from operations, the Company has concluded there is substantial doubt concerning its ability to continue as a going concern within one year of the date of issuance of these financial statements without additional capital becoming available. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the three months ended March 31, 2022, net cash used in operating activities was $3.9 million and the Company’s net loss was $3.5 million. As of March 31, 2022, the Company had an accumulated deficit of $13.8 million and $16.9 million in cash.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2022 and 2021

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

To support its planned expanded operations, the Company will require additional capital; however, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. Through March 31, 2022, the Company’s primary source of capital was from the sale of convertible promissory notes and equity securities in the IPO. For the foreseeable future, the Company plans to fund its operations by continuing to raise additional capital, primarily through sales of equity or debt.

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

(2)   Summary of Significant Accounting Policies

(a)   Basis of Presentation

The interim financial statements included herein are unaudited. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of TransCode Therapeutics, Inc. at March 31, 2022 and its results of operations and its cash flows for the three months ended March 31, 2022. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021, and notes thereto contained in the Company’s Annual Report of Form 10-K, filed with the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

Significant items subject to such estimates and assumptions include but are not limited to the valuation of share-based compensation, income from grants, and R&D expenses related to prepayments made to contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”). Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2022 and 2021

(c)   Basic and Diluted Earnings (Loss) per Share

Basic net earnings (loss) per share is determined by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net earnings (loss) per share includes the effect, if any, from the potential conversion, vesting or exercise of securities (Contingent Securities) such as convertible promissory notes, stock options and warrants, if applicable, which would result in the issuance of additional shares of common stock. The computation of diluted net earnings (loss) per shares does not include the conversion or exercise of Contingent Securities when the effect of doing so would be antidilutive. Computations of the Company’s basic and diluted net earnings (loss) per share for the three months ended March 31, 2022 and 2021, are the same because the effect of including Contingent Securities was antidilutive.

(d)   Cash

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with original maturities of three months or less as cash. At times, the Company’s cash balances in U.S. banks may exceed the levels of insured amounts under the Federal Deposit Insurance Corporation (FDIC). The Company’s cash balance at March 31, 2022, was $16,852,626.

(e)   Fair Value of Financial Instruments

The Company’s financial instruments at March 31, 2022 and December 31, 2021, included cash, accounts payable, and accrued expenses. Cash is reported at fair value. The recorded carrying amount of accounts payable and accrued expenses reflect their fair value due to their short-term nature.

(f)   Research and Development

Research and development costs are expensed as incurred and primarily comprise expenses to discover, research and develop therapeutic candidates. These expenses may include personnel costs, stock-based compensation expense, materials and supplies, allocated facility-related and depreciation expenses, third-party license fees, and costs under arrangements with third party vendors, such as CROs, CMOs, and consultants. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as expenses as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered. At March 31, 2022, and December 31, 2021, the Company’s outstanding payables to CROs or CMOs were $920,541 and $386,057, respectively.

The Company has entered into various research and development-related contracts with companies both inside and outside the United States. The related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ materially from the Company’s estimates.

Patent Costs

All legal fees and expenses and costs related to patent-related filings with governmental authorities incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses. Other patent costs are classified as R&D expenses.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2022 and 2021

(g)   Grant Income

Funds from grants are recognized as grant income in the statements of operations as and when earned for the specific research and development projects for which the grants are designated. Since there is no transfer of ownership of the work performed under the Award, and the Company does not lose control over the work performed under the Award, the Company deemed the Award funds as a contribution. Grant payments received are recorded as deferred grant income on the Company’s balance sheets until the related income has been earned. Grant income earned in excess of grant payments received is recorded as grant receivable on the Company’s balance sheets.

(h)   Share-Based Compensation

Share based compensation, if any, for employees and non-employees is measured at the grant date based on the fair value of the award. The Company recognizes compensation expense, if any, for awards to employees and directors over the requisite service period, which is generally the vesting period of the respective award, and for awards to non-employees over the period during which services are rendered by such non-employees until completed. Generally, the Company issues awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company classifies stock-based compensation expense in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. Forfeitures are accounted for as they occur.

Because prior to the IPO, there was no public market for the Company’s common stock, the estimated fair value of the common stock was determined by the Company’s board of directors (the “Board”) as of the date of each award, with input from management, considering, when available, third-party valuations of the Company’s common stock as well as the Board’s assessment of additional objective and subjective factors that it believed were relevant and which may have changed between the date of the then most recent third-party valuation, if any, and the date of the grant. The assumptions used in calculating the fair value of share-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors were to change and management were to use different assumptions, share-based compensation expense could be materially different. The fair value of awards made subsequent to the IPO will be determined using the closing price of the Company’s common stock on the date of grant.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2022 and 2021

When assets are retired or otherwise disposed of, the cost of assets disposed of and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the statements of operations in the period of disposal. Expenditures for repairs and maintenance are charged to expense as incurred.

(j)   Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2022, and December 31, 2021, the Company had a full valuation allowance against deferred tax assets.

The Company is subject to the provisions of ASC 740-10-25, “Income Taxes” (ASC 740). ASC 740 prescribes a more likely-than-not threshold for the financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

There are currently no open Federal or State tax audits. The Company has not recorded any liability for uncertain tax positions at March 31, 2022, or December 31, 2021.

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

(l)   Emerging Growth Company Status

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

(m)   Recent Accounting Pronouncements

In November 2021, the FASB issued ASU No. 2021-10 entitled “Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance” (the “ASU”). This ASU will require enhanced disclosures related to the Company’s contracts with the U.S. Government that are accounted for by applying a grant or contribution accounting model by analogy. The new disclosure requirements include information about the nature of the transactions and the related accounting policy used to account for the transactions; the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and significant terms and conditions of the transactions, including commitments and contingencies. The ASU is effective for annual periods beginning after December 15, 2021. The Company adopted this ASU on January 1, 2022, with no significant impact on the Company’s financial statements.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2022 and 2021

(n)   Reverse Stock Split

On March 22, 2021, the Board and shareholders of the Company approved a reverse split of the Company’s common stock at a ratio of one share for every 1.6486484 shares previously held. All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have been adjusted to reflect the reverse stock split.

(3)   Fair Value Measurements

ASC 820, “Fair Value Measurements”, provides guidance on the development and disclosure of fair value measurements. The Company follows this guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022, and December 31, 2021. The carrying amount of cash and accounts payable and accrued liabilities approximated fair value as they are short term in nature.

(4)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2022	2021
Prepaid operating expenses	$92,525	$61,459
Contract manufacturers and research organizations	962,793	441,593
Insurance premiums	717,339	1,393,853
Deposits	9,410	9,410
	$1,782,067	$1,906,315

(5)   Property and Equipment

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2022	2021
Laboratory equipment	$278,179	$247,522
Less accumulated depreciation	(62,855)	(41,254)
Total property and equipment, net	$215,324	$206,268

Depreciation expense for the three months ended March 31, 2022 and 2021, was $21,601 and $1,254, respectively.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2022 and 2021

(6)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2022	2021
Professional and general consulting fees	$314,465	$218,476
R&D expenses – CMOs, CROs, supplies, equipment and consulting	1,049,737	595,465
Operating expenses	150,473	256,463
Insurance premiums	237,590	945,928
Payroll and benefits	73,376	482,237
Accrued license payments	—	5,000
	$1,825,641	$2,503,569

See Note 8 for further information regarding the accrued license payments.

(7)   Deferred Grant Income

In April 2021, the Company received a Fast-Track Small Business Innovation Research, or SBIR, Award from the National Cancer Institute of the National Institutes of Health (the “NIH”). The Award is expected to provide $2,392,845 over three years to fund a two-phased research partnership between the Company and Massachusetts General Hospital. In May 2021, the Company received the first year funding of $308,861 which it recorded as deferred grant income. Income under the grant is recognized as work under the grant is completed. The Company recognized $6,990 and $0 of grant income for the three months ended March 31, 2022 and 2021, respectively. Deferred grant income was $23,538 and $30,528 as of March 31, 2022, and December 31, 2021, respectively.

(8)   Commitments and Contingencies

(a)   Leases

In March 2021, the Company entered into an agreement with Massachusetts Biomedical Initiatives, Inc. (“MBI”) whereby the Company has subleased approximately 2,484 square feet of laboratory space with room for minor administrative functions. The Company may also use shared laboratory equipment at the facility. The monthly rental is $6,210 and the Company pays an additional amount for its allocated share of operating expenses currently assessed at $15 per square foot or $3,105 per month. The agreement is for one year, includes an option to extend the agreement upon the mutual agreement of the parties, and is cancelable anytime upon 90 days’ notice. In February 2022, the Company extended its agreement with Massachusetts Biomedical Initiatives, Inc. (“MBI”) through December 31, 2022. Beginning March 1, 2022, the Company’s base rent increased 5.0% to $6,521 per month while its share of operating expenses is expected to be approximately $3,261 per month, resulting in expected monthly rent totaling $9,781. In addition, in April 2022, the Company added the right to use cubicle space outside its laboratory area at an additional cost of $650 per month. As a result, the Company’s total commitment under the MBI agreement from April 1, 2022, through December 31, 2022, is $93,877.

(b)   License Agreements

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2022 and 2021

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

As of March 31, 2022, and December 31, 2021, no milestone events had been achieved.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2022 and 2021

Accrued License Obligations

At March 31, 2022, and December 31, 2021, the Company had accrued $0 and $5,000, respectively, in license payments under the foregoing arrangements included in accounts payable and accrued expenses. The amount due at December 31, 2021, has subsequently been paid.

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

(d)   Litigation

The Company may from time to time be subject to claims by others under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. At March 31, 2022, and December 31, 2021, the Company did not have any pending legal actions.

(e)   Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that require the Company, among other things, to indemnify the parties against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any costs as a result of payments required by such indemnifications. The Company is not aware of any indemnification arrangements that could have a material adverse effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements, as of March 31, 2022, and December 31, 2021.

(f)   Risks and Uncertainties

In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, surfaced in Wuhan, China, and subsequently spread worldwide, including to Eastern Massachusetts where the Company’s primary office and laboratory space is located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts the Company’s operations directly or through parties on whom it depends will depend on future developments, which are highly uncertain and cannot be predicted with confidence. The outcome of these events could delay the Company’s plans, increase its operating expenses and have a material adverse effect on its financial results.

In July 2021, the Company was subject to what it believes was a sophisticated computer-based phishing attack involving $526,435 of which $45,682 was recovered in five days while $480,753 was held by the receiving bank pending investigation and resolution. The latter amount was recovered in full on October 15, 2021. Management believes this incident had an immaterial impact on the Company’s financial condition and is reviewing its computer-related policies to implement additional defenses.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2022 and 2021

(9)   Stockholders’ Equity (Deficit)

(a)   Overview

The Company’s Certificate of Incorporation, originally filed on January 11, 2016, was amended on April 15, 2020, to increase the number of shares of common stock authorized and to authorize the issuance of preferred stock. The Company’s Certificate of Incorporation was further amended and restated on April 27, 2021. The total number of shares which the Company is authorized to issue is 300,000,000, each with a par value of $0.0001 per share. Of these shares, 290,000,000 shall be common stock and 10,000,000 shall be preferred stock. At March 31, 2022, and December 31, 2021, the Company had issued and outstanding 12,977,234 and 12,904,574 shares of common stock outstanding. The preferred stock is undesignated; no shares of preferred stock have been issued.

The Company’s IPO was completed on July 13, 2021, in which it sold 7,187,500 shares at a public offering price of $4.00 per share. The gross proceeds from the IPO were $28,750,000 from which the Company paid $2,415,000 of underwriting commissions and expenses and $934,427 of other offering expenses. The underwriter also paid $100 in aggregate for the underwriter warrants issued in connection with the IPO. See Note 10.

(b)   Common Stock

i.	Dividends

Subject to the rights of holders of any preferred stock, holders of common stock are entitled to receive dividends as may be declared from time to time by the Board. No cash dividends were declared or paid during the three months ended March 31, 2022 or 2021, or at any other time through the date of these financial statements.

ii.	Liquidation

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

(10)   Warrants

In connection with the IPO, the Company granted the underwriters warrants to purchase up to 312,500 shares of Company common stock at an exercise price of $5.00 per share, which amount is 125% of the initial public offering price. The warrants have a five-year term and are not exercisable prior to January 9, 2022. All of the warrants were outstanding at March 31, 2022. The Company accounts for the warrants as a component of stockholders’ equity.

(11)   Share-Based Compensation

From inception through October 2018, the Company sold shares of restricted stock to co-founders, directors, managers, and advisors generally at prices believed to be fair market value at the time of the sale. Shares of restricted stock were reserved at the time of issue. To the extent that the sale price was less than the estimated fair market value at the grant date, a charge was recorded for the periods in which such shares vested. The vesting period for restricted stock was generally two to three years. Stock-based compensation in the year ended December 31, 2021, included $1,397 related to restricted stock. All shares of restricted stock had vested by December 31, 2021.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2022 and 2021

In April 2020, the Board approved the TransCode Therapeutics, Inc. 2020 Stock Option and Incentive Plan (the “2020 Plan”) providing for the issuance of options or other awards to purchase up to 3,032,787 shares of the Company’s common stock. The Board has determined not to make any further awards under the 2020 Plan following the closing of the IPO. In March 2021, the 2021 Stock Option and Incentive Plan (the “2021 Plan”) was approved by the Board and Company stockholders and became effective upon the effectiveness of the IPO. The 2021 Plan provides for the issuance of options or other awards to purchase up to 2,500,000 shares of the Company’s common stock, with possible annual increases of up to five percent of total shares outstanding at the prior December 31.

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

In 2020 and 2021, the Board awarded options to purchase 1,792,672 shares of common stock under the 2020 Plan. Of the options issued under the 2020 Plan, options for 72,660 shares were exercised in January 2022 and options for 78,979 shares terminated in December 2021. In February and March 2022, the Board awarded options to purchase 259,000 shares of common stock at an exercise price of $2.45 per share, and 194,000 shares of common stock at an exercise price of $2.12 per share, respectively, under the 2021 Plan, all of which were outstanding at March 31, 2022.

At March 31, 2022, there were 1,108,208 options outstanding under the 2020 Plan that were vested and exercisable. As of December 31, 2021, there were 1,713,693 options outstanding, of which 1,042,534 were vested and exercisable. No options awarded under the 2021 Plan had vested at that date. Information about options to purchase common stock of the Company under both Plans is as follows:

		Weighted
		average	Weighted
		exercise	average
	Number of	price	contractual
	shares	per share	term (years)
Outstanding at December 31, 2020	1,756,279	$0.25	5.9
Granted	36,393	$3.91	5.5
Exercised	—	—	—
Forfeited	78,979	—	—
Outstanding at December 31, 2021	1,713,693	$0.33	5.2
Granted	453,000	$2.31	—
Exercised	72,660	$0.08	—
Forfeited	—	—	—
Outstanding at March 31, 2022	2,094,033	$0.77	6.2

The intrinsic value of the outstanding options as of March 31, 2022, was $4,423,866. The intrinsic value of vested options as of March 31, 2022 was $2,912,658.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2022 and 2021

Option valuation

The assumptions that the Company used to determine the grant-date fair value of options granted in the three months ended March 31, 2022 were as follows:

Three months ended
March 31, 2022
Risk-free interest rate	1.38% - 1.51%
Expected term (in years)	3.5 - 6.0
Expected volatility	93.2%
Expected dividend yield	—
Fair value per share of underlying stock	$2.45 - $2.12

The weighted average grant date fair value of the options granted in the three months ended March 31, 2022, was $1.86 per share.

The Company recorded share-based compensation expense of $60,573 and $48,431 during the three months ended March 31, 2022 and 2021, respectively. Share-based compensation in the three months ended March 31, 2022, was entirely related to stock options. The remaining share-based compensation expense to be recognized in the future is $955,671 over approximately 2.6 years.

(12) Employee Stock Purchase Plan

In 2021, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) to provide eligible employees of the Company with opportunities to purchase shares of the Company's common stock. The ESPP initially provided for the purchase of an aggregate of up to 150,000 shares of common stock. The number of shares of common stock available through the ESPP may be increased each year beginning in 2022 by up to 90,000 shares.

(13) Net Loss Per Share

The Company reported net losses for the three months ended March 31, 2022 and 2021. Basic and diluted net loss per share attributable to common stockholders are the same for both periods because shares issuable in connection with Contingent Securities have been excluded from the computation of diluted weighted-average shares outstanding. The effect of their inclusion would have been antidilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2022	2021
Basic earnings (loss) per share
Numerator
Net income (loss)	$(3,470,070)	$(4,485,338)
Denominator
Weighted-average common shares outstanding	12,977,234	4,636,216
Net earnings (loss) per share	$(0.27)	$(0.97)

(14) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three months ended March 31, 2022 and 2021. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2022, and December 31, 2021, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2022 and 2021

incurred. Accordingly, the benefit of the net operating loss that would have been recognized in the three months ended March 31, 2022 and 2021, was fully offset by changes in the valuation allowance.

As of March 31, 2022, and December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

(15) Related -Party Transactions

Between inception and mid-2018, major shareholders and co-founders funded certain expenses of the Company. The aggregate amount of these expenses, $35,685, was reimbursed by the Company during 2021.

On approximately April 26, 2021, three members of the Company’s management advanced an aggregate of $31,500 to the Company to enable it to pay certain Company IPO expenses. These advances were repaid in full, without interest, on May 13, 2021.

(16) Subsequent Events

For its financial statements as of March 31, 2022, the Company evaluated subsequent events through May 15, 2022, the date on which those financial statements were issued and concluded there are none for purposes of the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and/or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors, including those set forth in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2021, that may cause our actual results, levels of activity, performance or achievements to be materially different from the results described in or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us, and our expectations of the future, about which we cannot be certain.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements described in the section of this Quarterly Report on Form 10-Q entitled “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.”

You should refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Those factors are updated, as applicable, in “Factors that May Affect Future Results” below. As a result of the risks, uncertainties and assumptions described above and elsewhere, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to new information, actual results or changes in our expectations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the interim financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our annual financial statements for the year ended December 31, 2021, which are included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Company Overview

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

SBIR Award

In April 2021, we received a Fast-Track Small Business Innovation Research award, or SBIR Award, from the National Cancer Institute. The SBIR Award is expected to provide $2,392,845 to fund a two-phased research partnership between us and Massachusetts General Hospital. The program commenced on April 15, 2021, and is expected to end in March 2024. We received SBIR Award funds of $308,861 in May 2021 and expect to receive $1,213,387 in the second year of the award and $870,597 in the third year. If we achieve the milestones associated with a particular stage sooner than scheduled at the time of the SBIR Award, we may receive the funding for the subsequent stage sooner than originally scheduled.

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

We believe that we have achieved the first milestone which included development and validation of a method for the use of a test called qRT-PCR to measure miR-10b expression in patient blood and tissue samples. The qRT-PCR test is often considered the gold standard for quantifying circulating miRNAs with high sensitivity and specificity and with a wide analytical measurement range. This validated test was used to identify the level that would be considered a positive expression of miR-10b in samples from metastatic cancer patients. An expected criterion for patient inclusion in our Phase 0 First-in-Human study is to enroll only patients with a positive expression of miR-10b. We have submitted our request for the next tranche of funding under this Award which we expect to receive in the second quarter of 2022. There is no guarantee that the funds awarded will be received.

Financial Operations Overview

From inception in January 2016 through approximately mid-2021, we devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting limited research and development activities, and preparing for manufacturing clinical-trial quantities of our lead product candidate. Following our IPO, we have expanded our R&D activities and our company operations. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet completed any clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. Through March 31, 2022, we had received gross proceeds of $31.0 million primarily from our IPO and from borrowings obtained between 2018 and 2020 under convertible promissory notes.

We have incurred significant operating losses since inception. Our net losses were $3.5 million and $6.8 million for the three months ended March 31, 2022, and the year ended December 31, 2021, respectively. At March 31, 2022, we had an accumulated deficit of $13.8 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates for which there is no assurance of occurrence. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	continue preclinical studies and initiate clinical trials for TTX-MC138 and other product candidates we may develop;
•	advance the development of our product candidate pipeline;

•	continue to develop and expand our proprietary TTX platform to identify additional product candidates;
•	obtain new intellectual property and maintain, expand and protect our intellectual property portfolio;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	hire additional clinical, scientific, commercial and administrative personnel to increase our overall knowledge base, scientific expertise, experience and capabilities;
•	acquire or license additional product candidates;
•	expand our infrastructure and facilities to accommodate increased activities and personnel; and
•

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

At March 31, 2022, we had cash of $16.9 million. We expect to receive an additional $2 million under the SBIR Award although there is no guarantee that we will receive awarded funds. We believe that these amounts will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point, we will need to raise additional capital which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms we find acceptable, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. See “Liquidity and capital resources.”

Impact of the Novel Coronavirus (COVID-19) Pandemic

Since it was reported to have surfaced in December 2019, a novel strain of coronavirus, or COVID-19, has spread across the world and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and governments around the world, including in the United States, Europe and Asia, have implemented severe travel restrictions, social distancing requirements, stay-at-home orders and have delayed the commencement of some non-COVID-19-related clinical trials, among other restrictions. As a result, the current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. economy and in financial markets. We believe that COVID-19 precautions and effects have affected and will continue to directly or indirectly affect the timeline for some of our preclinical studies and possibly our planned clinical trials. As a result of the pandemic, many companies have experienced disruptions in their operations and in markets served. To date, we have initiated some precautionary measures and we may take additional temporary precautionary measures intended to help ensure our employees’ well-being and minimize business disruption. These measures include devising contingency plans and securing additional resources from third-party service providers. Certain of our third-party service providers have also experienced delays, shutdowns or other business disruptions. We are continuing to assess the impact of the COVID-19 pandemic on our current and future business operations, including our expenses, preclinical studies and planned clinical studies, and other development timelines, as well as on our industry and the healthcare system.

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

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of product candidates. We expense research and development costs as incurred, which include:

•	expenses incurred in performing preclinical and clinical development;
•	expenses incurred to conduct the necessary preclinical studies and clinical trials related to seeking regulatory approval to market our product candidates that successfully complete clinical trials;
•

expenses incurred under agreements with contract research organizations, or CROs, conducting drug discovery work, preclinical studies, and clinical trials for us, and with contract manufacturing organizations, or CMOs, engaged to produce preclinical and clinical drug substance and drug product for our research and development activities;

•

other costs related to acquiring and manufacturing materials in connection with our drug discovery efforts and our preclinical studies, materials for our clinical trials, including manufacturing validation batches, as well as costs related to investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;

•	payments made under third-party licensing, acquisition and option agreements;
•	personnel-related expenses, including salaries, benefits, travel and other related expenses, and share-based compensation expense for research and development personnel;
•	costs related to compliance with regulatory requirements; and

•	allocated facilities costs, including rent and utilities, and depreciation and other facilities or equipment expenses.

We recognize external development costs based on an evaluation of the progress toward completion of specific tasks using information provided to us by our employees, consultants and service providers. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. Nonrefundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are subsequently expensed as the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

We intend to track our research and development expenses on a program-by-program basis. Our direct external research and development expenses comprise primarily payments to outside consultants, CROs, CMOs, research laboratories, and suppliers in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct external research and development expenses also include fees incurred under license and option agreements. We do not intend generally to allocate costs of management personnel, certain costs associated with our discovery efforts, certain supplies used in the laboratory, and certain facilities costs, including depreciation or other indirect costs, to specific programs when these costs are incurred across multiple programs and where it may not be practical to track them by program. We use internal resources along with outside parties primarily to conduct our research and discovery as well as for managing our preclinical development, process development, manufacturing and clinical development activities.

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

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from or related to any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain due to the numerous risks and uncertainties associated with product development and commercialization, including:

•	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development;
•	the requirement to establish an appropriate safety and efficacy profile in IND-enabling studies;
•	the timing and terms of regulatory approvals, if any, to conduct clinical trials;
•	the number of sites and patients needed to complete clinical trials, the length of time required to enroll suitable patients and complete clinical trials, and the duration of patient follow-ups;

•	the timing, receipt and terms of marketing approvals, if any, from applicable regulatory authorities including the FDA and regulators outside the U.S.;
•	the extent of any post-marketing approval commitments that may be required by regulatory authorities;
•	establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers to supply the quantities and quality of product we need;
•	development and timely delivery of clinical-grade and commercial-grade drug formulations as required for use in our clinical trials and for commercial launch;
•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	significant and changing government regulation;
•	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
•	competitive developments;
•

the impact of any business interruptions on our operations, including the timing and enrollment of patients in our planned clinical trials, or on operations of our manufacturers, suppliers, or other vendors resulting from the COVID-19 pandemic or similar public health crisis or for any other reason; and

•	maintaining an acceptable safety profile of our product candidates following approval, if any, of our product candidates.

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

Other income (expense)

Interest expense

Interest expense previously consisted primarily of accrued interest on convertible promissory notes and other charges related to the notes. Since the notes converted into shares of common stock concurrent with our IPO, we no longer incur interest expense on these notes. Under our payment program for directors and officers liability insurance, we incur certain financing charges.

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

Results of operations

The following table summarizes our unaudited results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change

	(in thousands)
Operating Expenses
Research and development	$1,882	$264	$1,618
General and administrative	1,596	186	1,410
Total operating expenses	3,478	450	3,028
Loss from operations	(3,478)	(450)	(3,028)
Other Income (expense)
Change in fair value of derivative liability	—	(3,936)	3,936
Change in fair value of warrant liability	—	(47)	47
Grant income	7	—	7
Interest expense	—	(53)	53
Total other income (expense)	7	(4,036)	4,043
Net loss	$(3,471)	$(4,486)	$(1,015)

Comparison of the three months ended March 31, 2022 and 2021

Research and development expenses

Research and development, or R&D, expenses increased $1,618 thousand for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to purchases of materials, compensation and related personnel costs which we did not have in the 2021 period, except for stock compensation expenses, and regulatory-related costs, offset in part by reduced license fees and costs related to development of intellectual property.

General and administrative expenses

General and administrative expenses increased $1,410 thousand for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily a result of increased expenses for directors and officers liability insurance, compensation and related personnel costs which we did not have in the 2021 period, except for stock compensation expenses, and corporate and other costs of being a public company, offset in part by reduced accounting and audit expenses.

Grant Income

Grant income was $7 thousand in the three months ended March 31, 2022, compared to $0 in the three months ended March 31, 2021. Grant income was recognized under an NIH grant awarded in April 2021 to fund certain study costs to advance our lead therapeutic candidate into clinical trials.

Change in fair value of derivative liabilities

The fair value of derivative liabilities charge was $0 for the three months ended March 31, 2022, compared to $3,936 thousand in the three months ended March 31, 2021. The derivative liabilities were extinguished at the IPO, when the notes converted into common stock.

Change in fair value of warrant liability

The fair value of the warrant liability charge was $0 for the three months ended March 31, 2022, compared to $47 thousand in the three months ended March 31, 2021. The warrants were exercised shortly prior to our IPO and the warrant liability was extinguished at that time.

Interest expense

Interest expense decreased $53 thousand for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The decrease reflects conversion of our convertible promissory notes into our common stock in connection with our IPO.

Liquidity and capital resources

Sources of liquidity

Since inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if ever. We have funded our operations to date primarily with proceeds from borrowings under convertible promissory notes and with funds from our IPO and SBIR Award. Through March 31, 2022, we had received gross cash proceeds of approximately $31 million from these sources.

At March 31, 2022, we had cash of $16.9 million. We expect to receive an additional $2 million under our SBIR Award although there is no assurance that this will occur.

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

The timing and amount of our operating expenditures will depend largely on our ability to, among other things:

•	advance clinical development of TTX-MC138;
•

manufacture, or have manufactured on our behalf, our preclinical and clinical drug materials and develop processes for commercial manufacturing of any product candidates that may receive regulatory approval;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval and intend to commercialize on our own;

•	establish collaborations to commercialize any product candidates for which we obtain marketing approval but do not intend to commercialize on our own;
•

expand our operational, financial and management systems and hire additional personnel, including personnel to support our clinical development, quality control, scientific research, manufacturing and commercialization efforts, our general and administrative activities and our operations as a public company; and

•	obtain or develop new intellectual property and maintain, expand and protect our intellectual property portfolio.

At March  31, 2022, we had cash of $16.9 million. We believe that these funds along with additional funding under our SBIR Award, assuming receipt of these funds, will be sufficient to fund our operating expense and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we expect. We do not believe that our existing cash will be sufficient to fund our planned operating and capital expenditures for at least the next 12 months from the date of our financial statements, included elsewhere in this Quarterly Report on Form 10-Q. Changed circumstances may also result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern. We anticipate that we will require additional capital for additional research, development, clinical trials, as we seek regulatory approval of our product candidates, company operations, and for licenses or acquisitions of other product candidates we may choose to pursue. If we receive regulatory approval for TTX-MC138 or other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, all of which will vary depending on where and how we choose to commercialize approved product candidates.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

•	the scope, progress, outcome and costs of conducting preclinical development activities, clinical trials, and other research and development;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs, timing and requirements to manufacture our product candidates to supply our preclinical development efforts and our clinical trials;
•	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	the costs of manufacturing commercial-grade product and building inventory to support commercial launch;
•	the ability to receive non-dilutive funding, including grants from governments, organizations and foundations;
•	the revenue, if any, received from commercial sales of our products, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining, expanding and enforcing our intellectual property rights and defending intellectual property-related claims;
•	the terms of any industry collaborations we may be able to establish;
•	the extent to which we acquire or license other product candidates and technologies; and
•	the efficiency with which we operate our business.

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

Cash flows

The following table summarizes our unaudited cash flows for the periods indicated:

	Three Months ended March 31,
	2022	2021

	(in thousands)

Net cash used in operating activities	$(3,949)	$(522)
Net cash used in investing activities	(31)	(75)
Net cash provided by (used in) financing activities	6	(132)
Net decrease in cash	$(3,974)	$(729)

Comparison of the three months ended March 31, 2022 and 2021

Operating activities

During the three months ended March 31, 2022, we used cash of $3,949 thousand in operating activities compared to using $522 thousand in the three months ended March 31, 2021. The cash used in operating activities in the 2022 period primarily reflected our net loss of $3,470 thousand and a $678 thousand decrease in accounts payable and accrued expenses, offset in part by an increase in prepaid expenses and other current assets of $124 thousand and increased share-based compensation expense of $61 thousand.

Changes in accounts payable and accrued expenses were generally due to the amounts and timing of vendor invoicing and payments.

Investing activities

During the three months ended March 31, 2022, we used cash of $31 thousand in investing activities, primarily for purchases of laboratory equipment, a decrease from the $75 thousand of such purchases in the 2021 period.

Financing activities

During the three months ended March 31, 2022, we obtained cash of $6 thousand from financing activities, all of which reflected an exercise of stock options.

During the three months ended March 31, 2021, we used $132 thousand in cash in financing activities, reflecting payments of offering costs related to our IPO.

Contractual obligations and commitments

At March 31, 2022, we had no future minimum lease payments under non-cancelable operating lease commitments. We enter into contracts in the normal course of business with CMOs, CROs and other third parties for the manufacture of our product candidates, to support clinical trials and preclinical research studies and testing, and for other purposes. These contracts are generally cancelable by us. Any payments due upon cancellation of these contracts generally consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation although some agreements provide for termination fees.

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

While our significant accounting policies are described in more detail in Note 2 to our financial statements appearing elsewhere in this Quarterly Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

The estimating process involves reviewing open contracts and purchase orders, communicating with our relevant personnel to identify services that have been performed on our behalf or deliveries of materials made to us, and estimating the level of service performed and the associated cost incurred for those services when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. As of each balance sheet date, we make estimates of our accrued expenses based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	vendors, including research laboratories, in connection with preclinical development activities;
•	CROs and investigative sites in connection with preclinical testing and clinical trials; and
•	CMOs in connection with the production of drug substance and drug product formulations for use in preclinical testing and clinical trials.

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

Share-based compensation

We measure the expense of share-based awards granted to employees, directors and others based on the fair value of the underlying award on the date of the grant. We recognize the corresponding compensation expense of those awards over the requisite service period, generally the vesting period of the respective award. As of March 31, 2022, we had issued restricted stock and stock options, each with service-based vesting conditions, and recorded share-based compensation expense resulting from those awards as vesting occurred. All shares of restricted stock have vested and there is no further compensation expense to be recorded in connection with restricted stock. We would apply the graded-vesting method to all share-based awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

For share-based awards to consultants and non-employees, we recognize compensation expense over the period during which services are rendered by such consultants and non-employees until completed.

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

Factors considered by the appraiser in determining the fair value of our common stock as of each grant date, included:

•	our stage of development and business strategy;
•	the progress of our research and development programs, including the status and results of preclinical studies and plans for clinical trials for TTX-MC138;
•	our capital structure, including, if outstanding at the time of a grant, our convertible promissory notes and the superior rights and preferences of the notes relative to our common stock;

•	external market conditions affecting the biopharmaceutical industry and trends within the biopharmaceutical industry;
•	our financial position, including cash on hand, and our historical and forecasted performance and results of operations;
•	the absence of an active public market for our common stock;
•	the likelihood of achieving a liquidity event, such as an IPO or sale of our company in light of prevailing market conditions; and
•	an analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

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

Factors that May Affect Future Results

You should refer to Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of important factors that may affect our future results.

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

Internal control over financial reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed prior to our IPO which remain unremediated. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, “We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.”

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

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of our initial public offering is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company until either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

Information Technology Risks

Our data and computer systems are subject to threats from malicious software codes and viruses, phishing, ransomware, business email compromise attacks, or other cyber-attacks. In July 2021, we were subject to what we believe was a phishing attack. Although we do not believe this incident had a material impact on our business or financial condition, the number and complexity of these threats continue to increase. See Part I, Item 1.A. - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, “We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.” The Company has taken and continues to take steps to mitigate the risk of cyberattacks including enhancing its email screening, engaging with computer support firms to provide forensics and training services, among other services, and enhancing security protocols for vendor payments. The Company intends to take additional steps to continue to enhance its cybersecurity defenses. Despite steps the Company has taken or may take in the future, there is no assurance that it will not suffer material and adverse consequences as a result of cyberattacks or other computer-based activities. In addition, there is no assurance that any steps we may take will be effective or prevent material adverse effects on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk related to changes in interest rates. At March 31, 2022, and December 31, 2021, our cash was held in checking and savings accounts at major U.S. banks. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not materially affect the fair market value of our investments or our financial position or results of operations.

At March 31, 2022, and December 31, 2021, we had no debt outstanding. We currently, therefore, are not subject to interest rate risk related to outstanding debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Euro, the currency for certain of our major purchases. For the three months ended March 31, 2022 and 2021, we did not recognize foreign currency transaction gains or losses. Foreign currency transaction gains or losses, if any, are recorded as a component of other income (expense) in our statements of operations. An immediate 5% change in the Euro exchange rate would not have a material effect on our results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon such evaluation, and due to the material weakness described elsewhere in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4B. OTHER INFORMATION.

None.

ITEM 4C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any legal proceedings, and we are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

This item is not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Unregistered Sales of Equity Securities

None.

(b)Use of Proceeds from Initial Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

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

TRANSCODE THERAPEUTICS, INC.

Date: May 16, 2022	/s/ R. Michael Dudley
R. Michael Dudley
Chief Executive Officer

Date: May 16, 2022	/s/ Tom Fitzgerald
Tom Fitzgerald
Chief Financial Officer
(Principal Financial and Accounting Officer)