Form 10-Q
period 2022-06-30
Transcode Therapeutics, Inc.
filed 2022-08-15
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________

FORM 10-Q

____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

At August 5, 2022, the registrant had 12,977,234 shares of Common Stock, $0.0001 par value per share, outstanding.

TRANSCODE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources and our need for additional financing;
●	the design, conduct and outcome of our planned preclinical activities to support an eIND for our planned Phase 0 trial of a radiolabeled version of TTX-MC138, our lead therapeutic candidate focused on metastatic cancer treatment, and our ability to initiate and complete this trial;
●	our ability to expand our therapeutic candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
●	the impact of the COVID-19 coronavirus pandemic, including the spread of new strains of the virus, on our activities, including but not limited to our ability to enroll a sufficient number of patients to advance the above-described clinical trials;
●	the results and timing of our preclinical and clinical trial activities;
●	the therapeutic benefits, effectiveness and safety of our therapeutic candidates;
●	our ability to receive regulatory approval for our therapeutic candidates in the United States, Europe and other geographies;
●	the expected regulatory approval pathway for our therapeutic candidates, and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
●	our reliance on third parties for the planning, conduct and monitoring of clinical trials for the manufacture of clinical drug supplies and drug product, and for other requirements;
●	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
●	our estimates of the size and characteristics of the markets that may be addressed by our therapeutic candidates;
●	market acceptance of our therapeutic candidates that are approved for marketing in the United States or other countries;
●	our ability to successfully commercialize our therapeutic candidates;
●	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our therapeutic candidates have been developed to treat;
●	the impact of natural disasters, global pandemics (including further outbreaks of existing strains of COVID-19 or new variants of the virus), armed conflicts and wars, labor disputes, lack of raw materials or other supplies, issues with facilities and equipment, or other forms of disruption to business operations at our manufacturing or laboratory facilities or those of our vendors;

●	our ability to utilize our proprietary technological approach to develop and commercialize our therapeutic candidates;
●	potential collaborators to license and commercialize any therapeutic candidates for which we receive regulatory approval in the future in or outside of the United States;
●	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
●	our ability to protect our intellectual property and operate our business without infringing the intellectual property rights of others;
●	our ability to attract, retain and motivate key personnel;
●	our ability to generate revenue and become profitable; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K and in our other regulatory filings.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCODE THERAPEUTICS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$13,438,385	$20,825,860
Prepaid expenses and other current assets	482,398	1,906,315
Total current assets	13,920,783	22,732,175
Property and equipment, net of depreciation	234,673	206,268
Total assets	$14,155,456	$22,938,443
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,703,713	$2,503,569
Deferred grant income	23,538	30,528
Total current liabilities	1,727,251	2,534,097
Total liabilities	1,727,251	2,534,097
Stockholders’ equity (deficit):
Preferred stock – $0.0001 par value; 10,000,000 and 5,000,000 shares authorized at June 30, 2022, and December 31, 2021, respectively; - 0- shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock – $0.0001 par value, 290,000,000 shares authorized at June 30, 2022, and December 31, 2021; 12,977,234 and 12,904,574 shares issued and outstanding at June 30, 2022, and December 31, 2021, respectively	1,298	1,291
Additional paid-in capital	30,873,490	30,708,336
Accumulated deficit	(18,446,583)	(10,305,281)
Total stockholders’ equity (deficit)	12,428,205	20,404,346
Total liabilities and stockholders’ equity (deficit)	$14,155,456	$22,938,443

See accompanying notes to financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$2,620,028	$211,752	$4,501,604	$475,511
General and administrative	2,087,265	143,776	3,683,191	329,482
Total operating expenses	4,707,293	355,528	8,184,795	804,993
Operating loss	(4,707,293)	(355,528)	(8,184,795)	(804,993)
Other income (expense)
Change in fair value of derivative liabilities	—	3,069,000	—	(867,000)
Change in fair value of warrant liability	—	42,346	—	(4,769)
Grant income	34,730	57,051	41,720	57,051
Interest expense	—	(41,966)	—	(94,736)
Interest income	1,331	1	1,773	13
Total other income (expense)	36,061	3,126,432	43,493	(909,441)
Net income (loss)	$(4,671,232)	$2,770,904	$(8,141,302)	$(1,714,434)

Basic earnings (loss) per share
Net income (loss)	$(4,671,232)	$2,770,904	$(8,141,302)	$(1,714,434)
Weighted-average common shares outstanding	12,977,234	4,636,216	12,977,234	4,636,216
Net earnings (loss) per share	$(0.36)	$0.60	$(0.63)	$(0.37)

Diluted earnings (loss) per share
Net income (loss)	$(4,671,232)	$2,770,904	$(8,141,302)	$(1,714,434)
Weighted-average common shares outstanding	12,977,234	5,400,184	12,977,234	4,636,216
Net earnings (loss) per share	$(0.36)	$0.51	$(0.63)	$(0.37)

See accompanying notes to financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

						Total
			Additional			Stockholders’
	Common Stock		Paid-In	Subscription	Accumulated	Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Six months ended June 30, 2021
Balance, December 31, 2020	4,636,216	$464	$65,949	$(12,763)	$(3,461,882)	$(3,408,232)
Net loss	—	—	—	—	(4,485,338)	(4,485,338)
Interest on subscription receivable	—	—	128	(128)	—	—
Share based compensation	—	—	48,431	—	—	48,431
Balance, March 31, 2021	4,636,216	464	114,508	(12,891)	(7,947,220)	(7,845,139)
Net income	—	—	—	—	2,770,904	2,770,904
Interest on subscription receivable	—	—	103	(103)	—	—
Proceeds from subscription receivable	—	—	—	3,640	—	3,640
Share based compensation	—	—	34,514	—	—	34,514
Balance, June 30, 2021	4,636,216	$464	$149,125	$(9,354)	$(5,176,316)	$(5,036,081)

Six months ended June 30, 2022
Balance, December 31, 2021	12,904,574	$1,291	$30,708,336	$—	$(10,305,281)	$20,404,346
Net loss	—	—	—	—	(3,470,070)	(3,470,070)
Exercise of stock options	72,660	7	5,982	—	—	5,989
Share based compensation	—	—	60,573	—	—	60,573
Balance, March 31, 2022	12,977,234	1,298	30,774,891	—	(13,775,351)	17,000,838
Net loss	—	—	—	—	(4,671,232)	(4,671,232)
Share based compensation	—	—	98,599	—	—	98,599
Balance, June 30, 2022	12,977,234	$1,298	$30,873,490	$—	$(18,446,583)	$12,428,205

See accompanying notes to financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,141,302)	$(1,714,434)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	44,299	5,947
Share-based compensation expense	159,172	82,945
Change in fair market value of derivative liabilities	—	867,000
Non-cash interest expense	—	39,138
Change in fair market value of warrant liability	—	4,769
Changes in assets and liabilities:
Prepaid expenses and other current assets	1,458,646	(457,453)
Accounts payable and accrued expenses	(799,855)	266,528
Deferred grant income	(6,990)	251,810
Grants receivable	(34,730)	—
Accrued interest on convertible promissory notes	—	55,598
Net cash used in operating activities	(7,320,760)	(598,152)
Cash flows from investing activities:
Purchase of equipment	(72,704)	(97,541)
Net cash used in investing activities	(72,704)	(97,541)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,989	—
Proceeds from subscription receivable	—	3,640
Proceeds from escrow payment for warrant exercise	—	29,267
Payments of deferred offering costs	—	(85,663)
Net cash provided by (used in) financing activities	5,989	(52,756)
Net change in cash	(7,387,475)	(748,449)
Cash, beginning of period	20,825,860	828,016
Cash, end of period	$13,438,385	$79,567
Supplemental disclosure of cash flow
Cash paid during the year for:
Interest	$5,129	$—
Supplemental disclosure of non-cash investing and financing activities:
Accrued interest on subscriptions receivable	$—	$231
Debt discounts associated with derivative liabilities of convertible promissory notes	—	37,471
Deferred offering costs included in accounts payable and accrued expenses	$—	$580,636

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

For the six months ended June 30, 2022, net cash used in operating activities was $7.3 million and the Company’s net loss was $8.1 million. As of June 30, 2022, the Company had an accumulated deficit of $18.4 million and $13.4 million in cash.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

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

To support its planned expanded operations, the Company will require additional capital; however, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. Through June 30, 2022, the Company’s primary source of capital was from the sale of equity securities in the IPO and previous sales of convertible promissory notes. For the foreseeable future, the Company plans to fund its operations by continuing to raise additional capital, primarily through sales of equity or debt.

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

The interim financial statements included herein are unaudited. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of TransCode Therapeutics, Inc. at June 30, 2022, its results of operations for the three and six months ended June 30, 2022 and 2021, and its cash flows for the six months ended June 30, 2022 and 2021. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021, and notes thereto contained in the Company’s Annual Report of Form 10-K, filed with the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

(Unaudited)

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

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with original maturities of three months or less as cash and cash equivalents. To date, the Company has not held any funds in money markets or instruments with original maturities of three months or less. At times, the Company’s cash balances in U.S. banks may exceed the levels of insured amounts under the Federal Deposit Insurance Corporation (FDIC).

(e)	Fair Value of Financial Instruments

The Company’s financial instruments at June 30, 2022, and December 31, 2021, included cash, accounts payable, and accrued expenses. Cash is reported at fair value. The recorded carrying amount of accounts payable and accrued expenses approximate their fair value due to their short-term nature.

(f)	Research and Development

Research and development costs are expensed as incurred and primarily comprise expenses to discover, research and develop therapeutic candidates. These expenses may include personnel costs, stock-based compensation expense, materials and supplies, allocated facility-related and depreciation expenses, third-party license fees, and costs under arrangements with third party vendors, such as contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and consultants. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as expenses as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered. At June 30, 2022, and December 31, 2021, the Company’s outstanding payables to CROs or CMOs were $752,067 and $386,057, respectively, included in accounts payable and accrued expenses.

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

(Unaudited)

(g)	Grant Income

Funds from grants are recognized as grant income in the statements of operations as and when earned for the specific research and development projects for which the grants are designated. In April 2021, the Company received an award (the “Award”) from the National Cancer Institute in support of the Company’s lead therapeutic candidate. Since there is no transfer of ownership of the work performed under the Award, and the Company does not lose control over the work performed under the Award, the Company deems the Award funds as a contribution. Grant payments received in excess of grant income earned are recorded as deferred grant income on the Company’s balance sheet until the related income has been earned. Grant income earned in excess of grant payments received is recorded as grant receivable on the Company’s balance sheet. The Company’s adoption of this standard on January 1, 2022, did not have a significant effect on its financial statements.

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

Because prior to the IPO, there was no public market for the Company’s common stock, the estimated fair value of the common stock was determined by the Company’s board of directors (the “Board”) as of the date of each award, with input from management, considering, when available, third-party valuations of the Company’s common stock as well as the Board’s assessment of additional objective and subjective factors that it believed were relevant and which may have changed between the date of the then most recent third-party valuation, if any, and the date of the grant. The assumptions used in calculating the fair value of share-based awards represented management’s best estimates and involved inherent uncertainties and the application of management’s judgment. As a result, if factors were to change and management were to use different assumptions, share-based compensation expense could be materially different. The fair value of awards made subsequent to the IPO are determined using the closing price of the Company’s common stock on the date of grant.

Certain stock appraisal methodologies utilize, among other variables, the volatility of the stock price. When private, the Company lacked Company-specific historical and implied volatility information for its stock. Therefore, it estimated its expected stock price volatility based on the historical volatility of publicly-traded peer companies and expects to continue to do so until such time, if ever, as it has adequate historical data regarding the volatility of its own publicly-traded stock price. The expected life of options awarded was estimated using the simplified method because the Company has limited historical information on which to base reasonable expectations about future exercise patterns and post-vesting employment. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on its common stock and does not expect to pay cash dividends in the foreseeable future.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

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

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of the dates of the Company’s balance sheets herein, the Company had a full valuation allowance against deferred tax assets.

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

There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions at the dates of the Company’s balance sheets herein.

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

The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act and has elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of a public offering or such earlier time that it is no longer an EGC.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

(m)	Recent Accounting Pronouncements

In November 2021, the FASB, issued Accounting Standards Update No. 2021-10 entitled “Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance”. This ASU will require enhanced disclosures related to the Company’s contracts with the U.S. Government that are accounted for by applying a grant or contribution accounting model by analogy. The new disclosure requirements include information about the nature of the transactions and the related accounting policy used to account for the transactions; the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and significant terms and conditions of the transactions, including commitments and contingencies. The ASU is effective for annual periods beginning after December 15, 2021. The Company’s adoption of this standard on January 1, 2022, did not have a significant effect on its financial statements.

(n)	Reverse Stock Split

On March 22, 2021, the Board and shareholders of the Company approved a reverse split of the Company’s common stock at a ratio of one share for every 1.6486484 shares previously held. All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have been retroactively adjusted to reflect the reverse stock split.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of the dates of the Company’s balance sheets herein. The carrying amount of cash and accounts payable and accrued liabilities approximated fair value as they are short term in nature.

(4)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2022	2021
Prepaid operating expenses	$143,718	$61,459
Contract manufacturers and research organizations	260,387	441,593
Insurance premiums	34,153	1,393,853
Grant receivable	34,730	—
Deposits	9,410	9,410
	$482,398	$1,906,315

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

(5)   Property and Equipment

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2022	2021
Laboratory and computer equipment	$320,226	$247,522
Less accumulated depreciation	(85,553)	(41,254)
Total property and equipment, net	$234,673	$206,268

Depreciation expense for the six months ended June 30, 2022, and the year ended December 31, 2021, was $44,299 and $42,470, respectively.

(6)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2022	2021
Professional and general consulting fees	$443,674	$218,476
R&D expenses – CMOs, CROs, supplies, equipment and consulting	993,559	595,465
General expenses	146,551	256,463
Insurance premiums	—	945,928
Payroll and benefits	119,929	482,237
Accrued license payments	—	5,000
	$1,703,713	$2,503,569

See Note 8 for further information regarding the accrued license payments.

(7)   Grant Income

In April 2021, the Company received a Fast-Track Small Business Innovation Research, or SBIR, Award from the National Cancer Institute of the National Institutes of Health (the “NIH”). The Award is expected to provide $2,392,845 over three years to fund a two-phased research partnership between the Company and Massachusetts General Hospital. In May 2021, the Company received the first year funding of $308,861 which it recorded as deferred grant income. In May 2022, second year funding of $1,129,316 was made available to the Company. Income under the grant’s first year funding was recognized as work under the grant was completed. In the second year of the grant, the Company will draw available funds in arrears. The Company recognized grant income of $34,730 and $41,720, respectively, for the three and six months ended June 30, 2022, and $57,051 for both the three and six months ended June 30, 2021. The Company had deferred grant income of $23,538 and $30,528 at June 30, 2022, and December 31, 2021, respectively.

(8)   Commitments and Contingencies

(a)	Leases

In March 2021, the Company entered into an agreement with Massachusetts Biomedical Initiatives, Inc. (“MBI”) whereby the Company has subleased approximately 2,484 square feet of laboratory space with room for minor administrative functions. The Company may also use shared laboratory equipment at the facility. The monthly rental is $6,521 and the Company pays an additional amount for its allocated share of operating expenses, currently $3,105 per month. In 2022, the Company added the right to use cubicle space outside its laboratory area to its sublease for an additional $650 per month, resulting in total monthly rental of $10,276. The sublease extends through December 31, 2022, includes an option to extend the sublease upon the mutual agreement of the parties, and is cancelable anytime upon 90 days’ notice. Based on the foregoing, the Company’s total sublease commitment from July 1, 2022, through December 31, 2022, is $61,653.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

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

As of June 30, 2022, and December 31, 2021, no milestone events had been achieved.

The royalties to be paid to Licensor shall be assessed on net sales of licensed products on a country-by-country basis in an amount equal to 3.0% for therapeutic products or processes, and 6.0% for clinical diagnostic products and processes. The Company shall pay Licensor 30% of any and all sublicense income.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

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

Accrued License Obligations

At June 30, 2022, and December 31, 2021, the Company had accrued $0 and $5,000, respectively, in license payments under the foregoing arrangements included in accounts payable and accrued expenses. The amount due at December 31, 2021, has been paid.

(c)	Employment Agreements

Prior to the IPO, the Company entered into employment agreements with its executive officers which became effective on completion of the IPO. The employment agreements provide the employee with, among other things, severance payments upon termination of the agreement by the Company for any reason other than for cause, death or disability or by the employee for good reason. The maximum aggregate severance payments under the agreements, which arise in the event of termination involving a Change of Control (as defined in the agreements), are approximately $2,483,700.

(d)	Litigation

The Company may from time to time be subject to claims by others under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. At June 30, 2022, and December 31, 2021, the Company did not have any pending legal actions.

(e)	Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that require the Company, among other things, to indemnify the parties against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any costs as a result of payments required by such indemnifications. The Company is not aware of any indemnification arrangements that could have a material adverse effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements, as of June 30, 2022, and December 31, 2021.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

(f)	Risks and Uncertainties

In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19, surfaced in Wuhan, China, and subsequently spread worldwide, including to Eastern Massachusetts where the Company’s primary office and laboratory space is located. The coronavirus pandemic continues to evolve, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts the Company’s operations directly or through parties on whom it depends will also depend on future developments, which are highly uncertain and cannot be predicted with confidence. The outcome of these events could delay the Company’s plans, increase its operating expenses and have a material adverse effect on its financial results.

In July 2021, the Company was subject to what it believes was a sophisticated computer-based phishing attack involving $526,435 of which $45,682 was recovered in five days while the $480,753 balance was recovered on October 15, 2021. Management believes this incident had an immaterial impact on the Company’s financial condition and continues to review its computer-related policies to implement additional defenses.

(9)   Stockholders’ Equity

(a)	Overview

The Company’s Certificate of Incorporation, originally filed on January 11, 2016, was amended on April 15, 2020, to increase the number of shares of common stock authorized and to authorize the issuance of preferred stock. The Company’s Certificate of Incorporation was further amended and restated on April 27, 2021. The total number of shares which the Company is authorized to issue is 300,000,000, each with a par value of $0.0001 per share. Of these shares, 290,000,000 shall be common stock and 10,000,000 shall be preferred stock. At June 30, 2022, and December 31, 2021, the Company had 12,977,234 and 12,904,574 shares of common stock issued and outstanding, respectively. Of shares sold in 2018, an aggregate of 292,250 shares were issued to two purchasers in exchange for subscriptions receivable bearing interest at 4% per annum and secured by the underlying restricted shares. Both subscriptions receivable and accumulated interest were repaid in 2021. The preferred stock is undesignated; no shares of preferred stock have been issued.

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

Subject to the rights of holders of any preferred stock, holders of common stock are entitled to receive dividends as may be declared from time to time by the Board. No cash dividends were declared or paid during the three and six months ended June 30, 2022, nor at any other time through the date of these financial statements.

ii.	Liquidation

Subject to the rights of holders of any preferred stock as to liquidation, upon the liquidation, dissolution or winding up of the Company, the remaining assets of the Company will be distributed to holders of common stock.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

iii.	Voting

Holders of common stock are entitled to one vote for each share of common stock held but shall not be entitled to vote on any amendment to the Certificate of Incorporation that relates solely to the terms of any series of preferred stock. There is no cumulative voting.

(10) Warrants

In connection with the IPO, the Company granted the underwriters warrants to purchase up to 312,500 shares of Company common stock at an exercise price of $5.00 per share, which amount is 125% of the initial public offering price. The warrants have a five-year term and were not exercisable prior to January 9, 2022. All of the warrants were outstanding at June 30, 2022. The Company accounts for the warrants as a component of stockholders’ equity.

(11) Share-Based Compensation

From inception through October 2018, the Company sold shares of restricted stock to co-founders, directors, managers, and advisors generally at prices believed to be fair market value at the time of the sale. Shares of restricted stock were reserved at the time of issue. To the extent that the sale price was less than the estimated fair market value at the grant date, a charge was recorded for the periods in which such shares vested. The vesting period for restricted stock was generally two to three years. All shares of restricted stock had vested by December 31, 2021.

In April 2020, the Board approved the TransCode Therapeutics, Inc. 2020 Stock Option and Incentive Plan (the “2020 Plan”) providing for the issuance of options or other awards to purchase up to 3,032,787 shares of the Company’s common stock. The Board determined not to make any further awards under the 2020 Plan following the closing of the IPO. In March 2021, the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”) was approved by the Company’s Board and stockholders and became effective upon the effectiveness of the IPO. The 2021 Plan initially provided for the issuance of options or other awards to purchase up to 2,500,000 shares of the Company’s common stock. The number of options or other awards available under the 2021 Plan increased 645,228 shares in January 2022.

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

In 2020, the Board awarded options to purchase 1,756,279 shares of common stock under the 2020 Plan. In 2021, the Board awarded options to purchase 36,393 shares of common stock under the 2020 Plan. Of the options issued under the 2020 Plan, options for 72,660 shares were exercised in January 2022 and options for 78,979 shares terminated in December 2021. In 2022, the Board awarded options to purchase 259,000 shares of common stock in February at an exercise price of$2.45 per share, 194,000 shares of common stock in March at an exercise price of $2.12 per share, and 28,500 shares in June at an exercise price of $1.24 per share under the 2021 Plan, all of which were outstanding at June 30, 2022.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

At June 30, 2022, there were 1,235,149 options outstanding that were vested and exercisable. At that date, all options vested had been awarded under the 2020 Plan; no options awarded under the 2021 Plan had vested. Information about options to purchase common stock of the Company under both Plans is as follows:

		Weighted
		average	Weighted
		exercise	average
	Number of	price	contractual
	shares	per share	term (years)
Outstanding at December 31, 2020	1,756,279	$0.25	5.9
Granted	36,393	3.91	5.5
Exercised	—	—	—
Forfeited	78,979	—	—
Outstanding at December 31, 2021	1,713,693	0.33	5.2
Granted	481,500	2.27	9.6
Exercised	72,660	0.08	—
Forfeited	—	—	—
Outstanding at June 30, 2022	2,122,533	$0.77	6.0

The intrinsic value of the outstanding options as of June 30, 2022, was $1,040,041.

Option valuation

The assumptions that the Company used to determine the grant-date fair value of options granted in the six months ended June 30, 2022 and 2021, were as follows:

	Six months ended June 30,
	2021	2022
Risk-free interest rate	0.59%	1.38% - 2.79%
Expected term (in years)	6.0	3.5 - 6.0
Expected volatility	97.2%	93.2%
Expected dividend yield	—	—
Fair value per share of underlying stock	$3.91	$1.24 - $2.45

The weighted average grant date fair value per share of the options granted in the six months ended June 30, 2022 and 2021, was $1.70 and $3.01, respectively.

The Company recorded share-based compensation expense of $60,573 and $159,172 during the three months and six months ended June 30, 2022, respectively, and $34,514 and $82,945 during the three months and six months ended June 30, 2021, respectively. Share-based compensation in the three and six months ended June 30, 2022, was entirely related to stock options. In the three and six months ended June 30, 2021, share-based compensation expense included $698 and $1,397, respectively, related to restricted stock. The remaining share-based compensation expense to be recognized in the future is approximately $2,044,859 over approximately 2.3 years.

(12) Employee Stock Purchase Plan

In 2021, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) to provide eligible employees of the Company with opportunities to purchase shares of the Company’s common stock. The ESPP initially provided for the purchase of an aggregate of up to 150,000 shares of common stock. The number of shares of common stock available through the ESPP increased by 90,000 shares in January 2022 and may be increased each subsequent year by up to 90,000 shares.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

(13) Net Loss Per Share

The Company reported net losses for the three months and six months ended June 30, 2022, and for the six months ended June 30, 2021. The Company reported net income for the three months ended June 30, 2021. Basic and diluted net loss per share attributable to common stockholders are the same for all periods in which the Company reported a loss because shares issuable in connection with Contingent Securities have been excluded from the computation of diluted weighted-average shares outstanding. The effect of their inclusion would have been antidilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic earnings (loss) per share
Numerator
Net income (loss)	$(4,671,232)	$2,770,904	$(8,141,302)	$(1,714,434)
Denominator
Weighted-average common shares outstanding	12,977,234	4,636,216	12,977,234	4,636,216
Net earnings (loss) per share	$(0.36)	$0.60	$(0.63)	$(0.37)

Diluted earnings (loss) per share
Numerator
Net income (loss)	$(4,671,232)	$2,770,904	$(8,141,302)	$(1,714,434)
Denominator
Weighted-average common shares outstanding	12,977,234	5,400,184	12,977,234	4,636,216
Net earnings (loss) per share	$(0.36)	$0.51	$(0.63)	$(0.37)

Shares issuable upon the exercise of stock options shown in the computation of diluted earnings (loss) per weighted-average share outstanding are assumed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares issuable on exercise of vested options	1,235,149	763,968	1,235,149	—

(14) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three and six months ended June 30, 2022 and 2021. The Company has recorded a full valuation allowance against its net deferred tax assets as of June 30, 2022, and December 31, 2021, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. Accordingly, the benefit of the net operating loss that would have been recognized in the three and six months ended June 30, 2022 and 2021, was fully offset by changes in the valuation allowance.

As of June 30, 2022, and December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

(15) Related-Party Transactions

Between inception and mid-2018, major shareholders and co-founders funded certain expenses of the Company. The aggregate amount of these expenses, $35,685, was reimbursed by the Company during 2021.

In April 2021, three members of the Company’s management advanced an aggregate of $31,500 to the Company to enable it to pay certain Company IPO expenses. These advances were repaid in full, without interest, on May 13, 2021.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

(16) Subsequent Events

For its financial statements as of June 30, 2022, the Company evaluated subsequent events through August 15, 2022, the date on which those financial statements were issued.

On July 29, 2022, the Company signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under this alliance, the Company anticipates making certain expenditures with respect to Phase I and Phase II clinical trials which it expects will be conducted in part by MD Anderson as a primary investigator site. MD Anderson will also provide preclinical work under the alliance. The details of clinical and preclinical work are to be mutually agreed by the parties prior to commencing work. The Company has committed to fund up to $10 million over the term of the collaboration, with $500,000 payable within the first year. Subsequent payments are $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof.

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

Company Overview

TransCode Therapeutics is an RNA oncology company created on the belief that cancer can be more effectively treated through the intelligent design and effective delivery of RNA therapeutics. For decades, RNA has been a topic of investigation by the scientific community as a potentially attractive therapeutic modality because it can target any gene and it lends itself to rational and straightforward drug design. RNA-based therapeutics are highly selective to their targets, potentially making available a broad array of previously undruggable targets in the human genome. The therapeutic potential of RNA in oncology remains unrealized due in large part to the difficulty in safely and effectively delivering synthetic RNAs called oligonucleotides to tumors. TransCode believes it has solved this challenge. The company has developed an RNA delivery platform, the TTX platform, which leverages an iron oxide nanoparticle already approved as a clinical cancer imaging agent and treatment for iron deficiency anemia, as the physical carrier of the oligonucleotide.

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

The company’s lead therapeutic candidate, TTX-MC138, targets microRNA-10b, or miRNA-10b, a master regulator of metastatic cell viability in a range of cancers, including breast, pancreatic, ovarian, colon, glioblastomas, and others. TransCode expects to submit an exploratory investigational new drug, or IND, application to conduct a Phase 0 clinical trial with TTX-MC138 with the objective of demonstrating delivery to metastatic lesions in patients with metastatic solid tumors. In parallel, the company plans to finalize IND-enabling studies for a Phase I/II clinical trial with TTX-MC138.

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

Dr. Medarova’s paper suggests that the radiolabeling does not impact tumor cell uptake or the ability of TTX-MC138 to engage its target. The paper also shows that the biodistribution of Cu-64 labeled TTX-MC138, when injected at a microdose, reflects its biodistribution at the level of a therapeutic dose. These key findings are expected to enable a microdosing trial with TTX-MC138 in patients. We believe that a microdosing trial has numerous advantages:

(i)

allows more precise quantitation of the amount of TTX-MC138 delivered to the metastatic lesions because of the higher sensitivity and quantitative accuracy of positron emission tomography. By contrast, imaging of drug delivery by MRI alone is much less sensitive and less quantitative;

(ii)

permits measurement of the pharmacokinetics and biodistribution of TTX-MC138 not only in the metastatic lesions but in other tissues throughout the body. This knowledge can inform Phase I/II clinical trial designs by allowing us to determine drug uptake and clearance from vital organs. By contrast, measurement of TTX-MC138 delivery by MRI alone would only allow us to assess drug accumulation in the metastatic lesions;

(iii)

enables measurement of pharmacokinetic endpoints potentially informing dosing for Phase II/III clinical trials. Specifically, because of the high sensitivity and quantitative nature of PET-MRI, it may be possible to derive a precise calculation of drug concentration in the metastatic lesions over time and then correlate that information to the effective dose defined in our preclinical studies; and

(iv)	further informs patient enrollment during Phase II/III trials by allowing patient inclusion in the trials based on which patients’ metastases demonstrated accumulation of TTX-MC138 in prior trials.

Because of the benefits we believe we can derive from a microdosing Phase 0 trial, and reflecting the studies described in Cancer Nanotechnology, we intend to pursue a microdosing Phase 0 trial for our First-in-Human clinical trial.

Success in the microdosing trial could also validate delivery generally for our TTX pipeline which potentially opens-up additional relevant RNA targets that have been previously undruggable. Concurrent with the Phase 0 trial, we expect to continue studies to support an IND for a Phase I clinical trial with TTX-MC138.

In the microdose Phase 0 trial, we plan to enroll up to 12 patients with advanced metastatic solid tumors, infuse a single microdose of radiolabeled TTX-MC138, and use PET-MRI to measure TTX-MC138 delivery to metastatic lesions and other tissues in the body. We plan to conduct the clinical portion of the trial at a major cancer center.

Orphan Drug Designation

In June 2022, the U.S. Food and Drug Administration, or FDA, granted our request for orphan drug designation, or ODD, for TTX-siPDL1 for the treatment of pancreatic cancer. ODD status provides several potential benefits including seven years of marketing exclusivity if the designated candidate subsequently receives FDA marketing approval, tax credits for qualified R&D expenses, and an exemption from payment of the Prescription Drug User Fee Amendment (PDUFA) filing fee, a savings estimated to be more than $3 million.

SBIR Award

In April 2021, we received a Fast-Track Small Business Innovation Research award, or SBIR Award, from the National Cancer Institute. The SBIR Award is expected to provide $2,392,845 to fund a two-phased research partnership between us and Massachusetts General Hospital. The program commenced on April 15, 2021, and is expected to end in March 2024. We received SBIR Award funds of $308,861 in May 2021 and were notified in May 2022 that $1,129,316 of funding for the second year of the award has been made available to the company. The company expects to receive approximately $870 thousand in the third year. If we achieve the milestones associated with a particular stage sooner than scheduled at the time of the SBIR Award, we may receive the funding for the subsequent stage sooner than originally scheduled. There is no guarantee that the funds awarded will be received.

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

Financial Operations Overview

From inception in January 2016 through approximately mid-2021, we devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting limited research and development activities, and preparing for manufacturing clinical-trial quantities of our lead product candidate. Following our IPO, we have expanded our R&D activities and our company operations. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet completed any clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. Through June 30, 2022, we had received gross proceeds of $31.0 million primarily from our IPO and from borrowings obtained between 2018 and 2020 under convertible promissory notes.

We have incurred significant operating losses since inception. Our net losses were $8.1 million and $6.8 million for the six months ended June 30, 2022, and the year ended December 31, 2021, respectively. At June 30, 2022, we had an accumulated deficit of $18.4 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates for which there is no assurance of occurrence. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

At June 30, 2022, we had cash of $13.4 million. We expect to receive an additional $2 million under the SBIR Award, including the $1.1 million awarded in May 2022 for the second year of the SBIR, although there is no guarantee that we will receive awarded funds. We believe that these amounts will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point, we will need to raise additional capital which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms we find acceptable, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. See “Liquidity and capital resources.”

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

On July 29, 2022, we signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under this alliance, the Company anticipates making certain expenditures with respect to Phase I and Phase II clinical trials which it expects will be conducted in part by MD Anderson as a primary investigator site. MD Anderson will also provide preclinical work under the alliance. The details of clinical and preclinical work are to be mutually agreed by the parties prior to commencing work. We have committed to fund up to $10 million over the term of the collaboration, with $500,000 of such amount payable within the first year. Subsequent payments are $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof.

MD Anderson's website indicates that “Strategic alliances and commercialization agreements aim to provide space for innovative solutions to accelerate breakthrough discoveries in cancer research while developing deeper relationships with companies that share a similar vision. This can be done through joint development opportunities, collaborations, licensing or a combination of these elements.” Through our alliance, scientists from TransCode and MD Anderson will collaborate on preclinical studies seeking to further validate TransCode's therapeutic and diagnostic candidates, and to expand the reach of TransCode's discovery engine. The results of these studies are expected to inform future clinical trials with these agents, including trials to be led at MD Anderson.

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

Results of operations

The following table summarizes our unaudited results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change

	(in thousands)
Operating Expenses
Research and Development	$2,620	$212	$2,408	$4,502	$476	$4,026
General and Administrative	2,087	144	1,943	3,683	329	3,354
Total Operating Expenses	4,707	356	4,351	8,185	805	7,380
Operating Loss	(4,707)	(356)	(4,351)	(8,185)	(805)	(7,380)
Other Income (expense)
Grant Income	35	57	(22)	42	57	(15)
Change in FV of derivative liability	—	3,069	(3,069)	—	(867)	867
Change in fair value of warrant liability	—	42	(42)	—	(5)	5
Interest Expense	—	(42)	42	—	(95)	95
Interest Income	1	—	1	2	—	2
Total Other Income (expense)	36	3,126	(3,090)	44	(909)	953
Net income (loss)	$(4,671)	$2,771	$(7,442)	$(8,141)	$(1,714)	$(6,427)

Comparison of the three and six months ended June 30, 2022 and 2021

Research and development expenses

Research and development, or R&D, expenses increased $2,408 thousand and $4,026 thousand for the three and six months ended June 30, 2022, respectively, compared to the same periods the prior year. The increases were primarily due to purchases of materials, compensation and related personnel costs which we did not have in the 2021 period, except for stock compensation expenses, and regulatory and purchased services costs, offset in part by reduced license fees and costs related to development of intellectual property.

General and administrative expenses

General and administrative expenses increased $1,943 thousand and $3,354 thousand for the three and six months ended June 30, 2022, respectively, compared to the same periods the prior year. The increases were primarily a result of increased expenses for directors and officers liability insurance, compensation and related personnel costs which we did not have in the 2021 period, except for stock compensation expenses, and corporate, legal and other costs of being a public company, offset in part by reduced accounting and audit expenses.

Grant Income

Grant income decreased $22 thousand and $15 thousand in the three and six months ended June 30, 2022, respectively, compared to the same periods the prior year. Grant income was recognized under an NIH grant awarded in April 2021 to fund certain costs to advance our lead therapeutic candidate into clinical trials. Charges under the grant in the three months ended June 30, 2022, did not commence until June 1, 2022, because notice of the award was not issued until May 31, 2022.

Change in fair value of derivative liabilities

The fair value of derivative liabilities charge was $0 for the three and six months ended June 30, 2022, while there was a derivative liabilities charge of $3,069 thousand and a credit of $867 thousand in the three and six months ended June 30, 2021, respectively. The derivative liabilities were extinguished at the IPO, when the notes converted into common stock.

Change in fair value of warrant liability

The fair value of the warrant liability charge was $0 for the three and six months ended June 30, 2022, while there was a charge of $42 thousand and a credit of $5 thousand in the three and six months ended June 30, 2021, respectively. The warrants were exercised shortly prior to our IPO and the warrant liability was extinguished at that time.

Interest expense

Interest expense was $0 for the three and six months ended June 30, 2022, a decrease of $42 thousand and $95 thousand charged in the three and six months ended June 30, 2021. The decreases reflect conversion of our convertible promissory notes into our common stock in connection with our IPO.

Liquidity and capital resources

Sources of liquidity

Since inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if ever. We have funded our operations to date primarily with proceeds from borrowings under convertible promissory notes and with funds from our IPO and SBIR Award. Through June 30, 2022, we had received gross cash proceeds of approximately $31 million from these sources.

At June 30, 2022, we had cash of $13.4 million. We expect to receive an additional $2 million under our SBIR Award, including the $1.1 million awarded in May 2022 for the second year of the SBIR, although there is no assurance that this will occur.

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

At June 30, 2022, we had cash of $13.4 million. We believe that these funds along with additional funding under our SBIR Award, assuming receipt of these funds, will be sufficient to fund our operating expense and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we expect. We do not believe that our existing cash will be sufficient to fund our planned operating and capital expenditures for at least the next 12 months from the date of our financial statements, included elsewhere in this Quarterly Report on Form 10-Q. Changed circumstances may also result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern. We anticipate that we will require additional capital for additional research, development, clinical trials, as we seek regulatory approval of our product candidates, company operations, and for licenses or acquisitions of other product candidates we may choose to pursue. If we receive regulatory approval for TTX-MC138 or other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, all of which will vary depending on where and how we choose to commercialize approved product candidates.

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

Cash flows

The following table summarizes our unaudited cash flows for the periods indicated:

	Six months ended June 30,
	2022	2021

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(7,321)	$(598)
Net cash used in investing activities	(73)	(98)
Net cash provided by (used in) financing activities	6	(53)
Net decrease in cash	$(7,388)	$(749)

Comparison of the six months ended June 30, 2022 and 2021

Operating activities

During the six months ended June 30, 2022, we used cash of $7,321 thousand in operating activities compared to using $598 thousand in the six months ended June 30, 2021. The cash used in operating activities in the 2022 period primarily reflected our net loss of $8,141 thousand and a $808 thousand decrease in accounts payable and accrued expenses, offset in part by an increase in prepaid expenses and other current assets of $1,467 thousand and increased share-based compensation expense of $159 thousand.

Changes in accounts payable and accrued expenses were generally due to the amounts and timing of vendor invoicing and payments.

Investing activities

During the six months ended June 30, 2022, we used cash of $73 thousand in investing activities, primarily for purchases of laboratory and computer equipment, a decrease from the $98 thousand of such purchases in the 2021 period.

Financing activities

During the six months ended June 30, 2022, we obtained cash of $6 thousand from financing activities, all of which reflected an exercise of stock options.

During the six months ended June 30, 2021, we used $53 thousand in cash in financing activities, primarily reflecting payments of offering costs related to our IPO offset in part by proceeds related to warrant exercises.

Contractual obligations and commitments

At June 30, 2022, we had no future minimum lease payments under non-cancelable operating lease commitments. We enter into contracts in the normal course of business with CMOs, CROs and other third parties for the manufacture of our product candidates, to support clinical trials and preclinical research studies and testing, and for other purposes. These contracts are generally cancelable by us. Any payments due upon cancellation of these contracts generally consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation although some agreements provide for termination fees or payments for the balance of the term of the agreement.

Collaboration Obligations

Our obligations under collaboration agreements primarily arise from a strategic collaboration agreement we entered with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”) on July 29, 2022. Under this alliance, we anticipate making certain expenditures with respect to Phase I and Phase II clinical trials which we expect will be conducted in part by MD Anderson as a primary investigator site. MD Anderson will also provide preclinical work under the alliance. The details of clinical and preclinical work are to be mutually agreed by the parties prior to commencing work. We have committed to fund up to $10 million over the term of the alliance, with $500,000 payable within the first year. Subsequent payments are $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. The term of the agreement is five years or until the studies are completed, whichever is later, unless earlier terminated by either party for a material breach of the collaboration agreement or by M.D. Anderson as provided in the collaboration agreement. In order to accommodate the review and approval of the agreement by M.D. Anderson's Office of General Counsel of System, for a period of sixty days following the effective date of the agreement, M.D. Anderson has the right to terminate the agreement without cause, upon ten days' notice to us.

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

While our significant accounting policies are described in more detail in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021, and our unaudited financial statements appearing elsewhere in this Quarterly Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Share-based compensation

We measure the expense of share-based awards granted to employees, directors and others based on the fair value of the underlying award on the date of the grant. We recognize the corresponding compensation expense of those awards over the requisite service period, generally the vesting period of the respective award. As of June 30, 2022, we had issued restricted stock and stock options, each with service-based vesting conditions, and recorded share-based compensation expense resulting from those awards as vesting occurred. All shares of restricted stock have vested and there is no further compensation expense to be recorded in connection with restricted stock. We would apply the graded-vesting method to all share-based awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk related to changes in interest rates. At June 30, 2022 and 2021, our cash was held in checking and savings accounts at major U.S. banks. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not materially affect the fair market value of our investments or our financial position or results of operations.

At June 30, 2022, and December 31, 2021, we had no debt outstanding. We currently, therefore, are not subject to interest rate risk related to outstanding debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Euro, the currency for certain of our major purchases. For the six months ended June 30, 2022 and 2021, we did not recognize foreign currency transaction losses. Foreign currency transaction losses, if any, are recorded as a component of other income (expense) in our statements of operations. An immediate 5% change in the Euro exchange rate would not have a material effect on our results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon such evaluation, and due to the material weakness described elsewhere in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC, and the risk factors set forth below. Any of these factors could result in a significant or material adverse effect on our business, results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also have a material adverse effect on our business, financial condition or results of operations. You should review the risk factors in our Annual Report on Form 10-K and below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Current economic circumstances may harm our business, financial condition and results of operations.

Our overall performance depends, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic circumstances include:

●	reduced credit availability;
●	higher borrowing costs;
●	reduced liquidity;
●	volatility in credit, equity and foreign exchange markets;
●	declines in equity valuations, especially in the biopharmaceutical sector; and bankruptcies.

These developments could lead to supply chain disruption, inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect our business, financial condition and our results of operations. They are likely to make obtaining equity capital more difficult and more expensive, if available at all for which there is no assurance.

Rising inflation rates have increased our operating costs and could negatively impact our operations.

Inflation rates, particularly in the United States, have increased recently to levels not seen in decades. Increased inflation has resulted in increased operating costs (including our labor costs), and may result in reduced liquidity, and limitations on our ability to access capital, including by raising debt and equity capital. In addition, the United States Federal Reserve has raised, and is expected to further raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Unregistered Sales of Equity Securities

None.

(b)Use of Proceeds from Initial Public Offering of Common Stock

None.

(c)Issuer Purchases of Equity Securities

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

TRANSCODE THERAPEUTICS, INC.

Date: August 15, 2022	/s/ R. Michael Dudley
R. Michael Dudley
Chief Executive Officer

Date: August 15, 2022	/s/ Thomas A. Fitzgerald
Thomas A. Fitzgerald
Chief Financial Officer
(Principal Financial and Accounting Officer)