Form 10-Q
period 2022-09-30
Transcode Therapeutics, Inc.
filed 2022-11-14
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________

FORM 10-Q

____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

At November 4, 2022, the registrant had 12,977,234 shares of Common Stock, $0.0001 par value per share, outstanding.

TRANSCODE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources and our need for additional financing;
●	the design, conduct and outcome of our planned preclinical activities to support an eIND for our planned Phase 0 trial of a radiolabeled version of TTX-MC138, our lead therapeutic candidate focused on metastatic cancer treatment, and our ability to initiate and complete this trial;
●	our ability to expand our therapeutic candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
●	the impact of the COVID-19 coronavirus pandemic, including the spread of new strains of the virus, on our activities, including but not limited to our ability to enroll a sufficient number of patients to advance the above-described clinical trials;
●	the results and timing of our preclinical and clinical trial activities;
●	the therapeutic benefits, effectiveness and safety of our therapeutic candidates;
●	our ability to receive regulatory approval for our therapeutic candidates in the United States, Europe and other geographies;
●	the expected regulatory approval pathway for our therapeutic candidates, and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
●	our reliance on third parties for the planning, conduct and monitoring of clinical trials, for the manufacture of clinical drug supplies and drug product, and for other requirements;
●	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
●	our estimates of the size and characteristics of the markets that may be addressed by our therapeutic candidates;
●	market acceptance of our therapeutic candidates that are approved for marketing in the United States or other countries;
●	our ability to successfully commercialize our therapeutic candidates;
●	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our therapeutic candidates have been developed to treat;
●	the impact of natural disasters, global pandemics (including further outbreaks of existing strains of COVID-19 or new variants of the virus), armed conflicts and wars, labor disputes, lack of raw materials or other supplies, issues with facilities and equipment, or other forms of disruption to business operations at our manufacturing or laboratory facilities or those of our vendors;

●	our ability to utilize our proprietary technological approach to develop and commercialize our therapeutic candidates;
●	potential collaborators to license and commercialize any therapeutic candidates for which we receive regulatory approval in the future in or outside of the United States;
●	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
●	our ability to protect our intellectual property and operate our business without infringing the intellectual property rights of others;
●	our ability to attract, retain and motivate key personnel;
●	our ability to generate revenue and become profitable; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K and in our other regulatory filings.

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

This Quarterly Report on Form 10-Q may contain trademarks, service marks and trade names of third-parties which are the property of their respective owners. Our use or display of third-parties’ trademarks, service marks, trade names or products in this Quarterly Report on Form 10-Q is not intended to, and does not, imply a relationship with such parties, or any endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ®, TM or SM symbols, but the omission of such symbols is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks and trade names.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCODE THERAPEUTICS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash	$8,790,540	$20,825,860
Grant receivable	487,879	—
Prepaid expenses and other current assets	2,291,466	1,906,315
Total current assets	11,569,885	22,732,175
Property and equipment, net of depreciation	209,871	206,268
Deferred offering costs	235,817	—
Total assets	$12,015,573	$22,938,443
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,747,838	$2,503,569
Deferred grant income	23,538	30,528
Total current liabilities	3,771,376	2,534,097
Total liabilities	3,771,376	2,534,097
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000,000 and 5,000,000 shares authorized at September 30, 2022, and December 31, 2021, respectively; - 0- shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock – $0.0001 par value, 290,000,000 shares authorized at September 30, 2022, and December 31, 2021; 12,977,234 and 12,904,574 shares issued and outstanding at September 30, 2022, and December 31, 2021, respectively	1,298	1,291
Additional paid-in capital	30,979,092	30,708,336
Accumulated deficit	(22,736,193)	(10,305,281)
Total stockholders’ equity	8,244,197	20,404,346
Total liabilities and stockholders’ equity	$12,015,573	$22,938,443

See accompanying notes to financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$3,044,024	$992,946	$7,545,628	$1,468,457
General and administrative	1,909,536	1,366,963	5,592,727	1,696,444
Total operating expenses	4,953,560	2,359,909	13,138,355	3,164,901
Operating loss	(4,953,560)	(2,359,909)	(13,138,355)	(3,164,901)
Other income (expense)
Change in fair value of derivative liabilities	—	—	—	(867,000)
Change in fair value of warrant liability	—	(1,340)	—	(6,109)
Grant income	654,949	31,735	696,669	88,786
Interest expense	—	(333)	—	(95,070)
Interest income	9,001	141	10,774	154
Total other income (expense)	663,950	30,203	707,443	(879,239)
Net loss	$(4,289,610)	$(2,329,706)	$(12,430,912)	$(4,044,140)

Basic and diluted loss per share
Net loss	$(4,289,610)	$(2,329,706)	$(12,430,912)	$(4,044,140)
Weighted-average common shares outstanding	12,977,234	11,526,514	12,977,234	6,932,982
Net loss per share	$(0.33)	$(0.20)	$(0.96)	$(0.58)

See accompanying notes to financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

						Total
			Additional			Stockholders’
	Common Stock		Paid-In	Subscription	Accumulated	Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Three and nine months ended September 30, 2022
Balance, December 31, 2021	12,904,574	$1,291	$30,708,336	$—	$(10,305,281)	$20,404,346
Net loss	—	—	—	—	(3,470,070)	(3,470,070)
Exercise of stock options	72,660	7	5,982	—	—	5,989
Share based compensation	—	—	60,573	—	—	60,573
Balance, March 31, 2022	12,977,234	1,298	30,774,891	—	(13,775,351)	17,000,838
Net loss	—	—	—	—	(4,671,232)	(4,671,232)
Share based compensation	—	—	98,599	—	—	98,599
Balance, June 30, 2022	12,977,234	1,298	30,873,490	—	(18,446,583)	12,428,205
Net loss	—	—	—	—	(4,289,610)	(4,289,610)
Share based compensation	—	—	105,602	—	—	105,602
Balance, September 30, 2022	12,977,234	$1,298	$30,979,092	$—	$(22,736,193)	$8,244,197

Three and nine months ended September 30, 2021
Balance, December 31, 2020	4,636,216	$464	$65,949	$(12,763)	$(3,461,882)	$(3,408,232)
Net loss	—	—	—	—	(4,485,338)	(4,485,338)
Interest on subscription receivable	—	—	128	(128)	—	—
Share based compensation	—	—	48,431	—	—	48,431
Balance, March 31, 2021	4,636,216	464	114,508	(12,891)	(7,947,220)	(7,845,139)
Net income	—	—	—	—	2,770,904	2,770,904
Interest on subscription receivable	—	—	103	(103)	—	—
Proceeds from subscription receivable	—	—	—	3,640	—	3,640
Share based compensation	—	—	34,514	—	—	34,514
Balance, June 30, 2021	4,636,216	464	149,125	(9,354)	(5,176,316)	(5,036,081)
Net loss	—	—	—	—	(2,329,706)	(2,329,706)
Issuance of common stock in initial public offering, net of offering costs	7,187,500	719	25,399,954	—	—	25,400,673
Conversion of convertible promissory notes, including embedded derivative, to common stock upon completion of initial public offering	1,068,135	107	4,991,324	—	—	4,991,431
Exercise of warrants	12,723	1	64,751	—	—	64,752
Interest on subscription receivable	—	—	92	(92)	—	—
Share based compensation	—	—	64,051	—	—	64,051
Balance, September 30, 2021	12,904,574	$1,291	$30,669,297	$(9,446)	$(7,506,022)	$23,155,120

See accompanying notes to financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(12,430,912)	$(4,044,140)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	69,101	13,482
Share-based compensation expense	264,774	146,996
Change in fair market value of derivative liabilities	—	867,000
Non-cash interest expense	—	39,471
Change in fair market value of warrant liability	—	6,109
Changes in assets and liabilities:
Prepaid expenses and other current assets	(385,152)	(2,701,186)
Accounts payable and accrued expenses	1,234,270	1,766,148
Deferred grant income	(6,990)	220,075
Grants receivable	(487,879)	—
Payment of amount due to related parties	—	(35,685)
Accrued interest on convertible promissory notes	—	55,598
Net cash used in operating activities	(11,742,788)	(3,666,132)
Cash flows from investing activities:
Purchase of equipment	(72,704)	(169,092)
Net cash used in investing activities	(72,704)	(169,092)
Cash flows from financing activities:
Proceeds from initial public offering (IPO) of common stock, net of offering costs	—	26,335,100
Proceeds from exercise of stock options	5,989	—
Proceeds from subscription receivable	—	3,640
Proceeds from exercise of warrants	—	29,267
Payments of deferred offering costs	(225,817)	(860,943)
Net cash provided by (used in) financing activities	(219,828)	25,507,064
Net change in cash	(12,035,320)	21,671,840
Cash, beginning of period	20,825,860	828,016
Cash, end of period	$8,790,540	$22,499,856
Supplemental disclosure of cash flow
Cash paid during the year for:
Interest	$20,623	$—
Supplemental disclosure of non-cash investing and financing activities:
Accrued interest on subscriptions receivable	$—	$323
Debt discounts associated with derivative liabilities of convertible promissory notes	$—	$37,471
Conversion of convertible promissory notes, including embedded derivative, to common stock	$—	$4,991,431
Deferred offering costs included in accounts payable and accrued expenses	$10,000	$—
Deferred offering costs adjusted into additional paid-in capital in connection with IPO	$—	$73,484
Fair value of warrant liability associated with warrant exercise	$—	$35,485
Underwriting discounts and commissions paid from gross proceeds of IPO	$—	$2,414,900

See accompanying notes to financial statements.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

(1)   Nature of Business and Liquidity

TransCode Therapeutics, Inc. (the “Company” or “TransCode”) was incorporated on January 11, 2016, under the laws of the State of Delaware. TransCode is a biopharmaceutical company focused primarily on developing and commercializing innovative drugs and diagnostics for treating and identifying cancer. TransCode is preparing for its first clinical trial. The Company’s lead therapeutic candidate, TTX-MC138, comprises an oligonucleotide conjugated to an iron oxide nanoparticle designed to be administered by infusion to inhibit the ability of metastatic tumor cells to survive. The goal of the therapy, if approved, is to achieve lifelong regression and long-term patient survival.

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

Following the IPO, the Company’s common stock commenced trading on the Nasdaq Capital Market under the ticker symbol “RNAZ.” The Company issued 7,187,500 shares of common stock in connection with the IPO, including exercise of the underwriter’s over-allotment option, at an initial offering price of $4.00 per share. The net proceeds from the IPO were approximately $25.4 million after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company, including offering costs paid in 2020. In connection with the IPO, the Company also granted the underwriters warrants to purchase up to 312,500 shares of Company common stock at an exercise price of $5.00 per share (125% of the initial public offering price). Upon the closing of the IPO, outstanding convertible promissory notes converted into 1,068,135 shares of Company common stock.

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

For the nine months ended September 30, 2022, net cash used in operating activities was approximately $11.7 million and the Company’s net loss was approximately $12.4 million. As of September 30, 2022, the Company had an accumulated deficit of approximately $22.7 million and approximately $8.8 million in cash.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

The Company plans to expand development of its lead therapeutic candidate and other candidates, and explore strategic partnerships. Management believes that current cash along with the approximately $928 thousand it expects to receive under year-two of the Company’s SBIR Award (see Note 7) are sufficient to fund operations and capital requirements through the first quarter of 2023, but does not believe that existing cash will be sufficient to fund requirements for a full 12 months from the date of these financial statements.

To support its planned expanded operations, the Company will require additional capital; however, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. Through September 30, 2022, the Company’s primary source of capital was from the sale of equity securities in the IPO, previous sales of convertible promissory notes and funds received under the SBIR Award. For the foreseeable future, the Company plans to fund its operations by continuing to raise additional capital, primarily through sales of equity or debt, and from funds expected under the SBIR Award.

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

The interim financial statements included herein are unaudited. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of TransCode Therapeutics, Inc. at September 30, 2022, its results of operations for the three and nine months ended September 30, 2022 and 2021, and its cash flows for the nine months ended September 30, 2022 and 2021. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021, and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with original maturities of three months or less as cash and cash equivalents. To date, the Company has not held any funds in money market funds or instruments with original maturities of three months or less. At times, the Company’s cash balances in U.S. banks may exceed the levels of insured amounts under the Federal Deposit Insurance Corporation (FDIC).

(e)	Fair Value of Financial Instruments

The Company’s financial instruments at September 30, 2022, and December 31, 2021, included cash, accounts payable, and accrued expenses. Cash is reported at fair value. The recorded carrying amount of accounts payable and accrued expenses approximate their fair value due to their short-term nature.

(f)	Research and Development

Research and development costs generally are expensed as incurred and primarily comprise expenses to discover, research and develop therapeutic candidates. These expenses may include personnel costs, stock-based compensation expense, materials and supplies, allocated facility-related and depreciation expenses, third-party license fees, and costs under arrangements with third party vendors, such as contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and consultants. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as expenses as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

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

(Unaudited)

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

In November 2021, the FASB, issued Accounting Standards Update No. 2021-10 entitled “Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance”. This ASU requires enhanced disclosures related to the Company’s contracts with the U.S. Government that are accounted for by applying a grant or contribution accounting model by analogy. The new disclosure requirements include information about the nature of the transactions and the related accounting policy used to account for the transactions; the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and significant terms and conditions of the transactions, including commitments and contingencies. The ASU is effective for annual periods beginning after December 15, 2021. The Company’s adoption of this standard on January 1, 2022, did not have a significant effect on its financial statements.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

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

(4)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2022	2021
Prepaid operating expenses	$172,652	$61,459
Contract manufacturers and research organizations	295,023	441,593
Insurance premiums	1,814,381	1,393,853
Deposits	9,410	9,410
	$2,291,466	$1,906,315

(5)   Property and Equipment

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2022	2021
Laboratory and computer equipment	$320,226	$247,522
Less accumulated depreciation	(110,355)	(41,254)
Total property and equipment, net	$209,871	$206,268

Depreciation expense for the nine months ended September 30, 2022 and 2021, was $69,101 and $13,482, respectively.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

(6)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2022	2021
Professional and general consulting fees	$299,378	$218,476
R&D-related – CMOs, CROs, supplies, equipment and consulting	1,687,011	595,465
General expenses	167,357	256,463
Insurance premiums	1,438,901	945,928
Payroll and benefits	134,704	482,237
Accrued license payments	20,487	5,000
	$3,747,838	$2,503,569

At September 30, 2022, and December 31, 2021, the Company’s outstanding payables to CROs or CMOs included above were $1,334,632 and $386,057, respectively.

See Note 8 for further information regarding the accrued license payments.

(7)   Grant Income

In April 2021, the Company received a Fast-Track Small Business Innovation Research, or SBIR, Award from the National Cancer Institute of the National Institutes of Health (the “NIH”). The Award is expected to provide up to $2,392,845 over three years to fund a two-phased research partnership between the Company and Massachusetts General Hospital. In May 2021, the Company received first-year funding of $308,861 which it recorded as deferred grant income. In May 2022, second-year funding of $1,129,316 was made available to the Company. Income under the grant’s first year funding was recognized as work under the grant was completed. In the second year of the grant, the Company will draw available funds in arrears. The Company recognized grant income of $654,949 and $696,669, respectively, for the three and nine months ended September 30, 2022, and $31,735 and $88,786 for the three and nine months ended September 30, 2021, respectively. The Company recorded grant income receivable of $487,879 at September 30, 2022, and $0 at December 31, 2021. The Company had deferred grant income of $23,538 and $30,528 at September 30, 2022, and December 31, 2021, respectively.

(8)   Commitments and Contingencies

(a)	Leases

In March 2021, the Company entered into an agreement with Massachusetts Biomedical Initiatives, Inc. (“MBI”) whereby the Company has subleased approximately 2,484 square feet of laboratory space with room for minor administrative functions. The Company may also use shared laboratory equipment at the facility. The monthly rental is $6,521 and the Company pays an additional amount for its allocated share of operating expenses, currently $3,105 per month. In 2022, the Company added the right to use cubicle space outside its laboratory area to its sublease for an additional $650 per month, resulting in total monthly rental of $10,276. The sublease extends through December 31, 2022, includes an option to extend the sublease upon the mutual agreement of the parties, and is cancelable anytime upon 90 days’ notice. Based on the foregoing, the Company’s total sublease commitment from October 1, 2022, through December 31, 2022, is $30,828. The Company and MBI intend to extend the sublease after December 31, 2022, on a month-to-month basis.

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

As of September 30, 2022, and December 31, 2021, no milestone events had been achieved.

The royalties to be paid to Licensor shall be assessed on net sales of licensed products on a country-by-country basis in an amount equal to 3.0% for therapeutic products or processes, and 6.0% for clinical diagnostic products and processes. The Company shall pay Licensor 30% of any and all sublicense income.

The Company has the right to terminate the License at any time by giving 90 days’ advance notice subject to the payment of any amounts due under the License at that time. The License may also be terminated for cause by either party upon the breach of the material obligations of the other party or the bankruptcy or liquidation of the other party. If the Company does not terminate the License, the term of the License shall continue until the latest of (i) the date on which all issued patents and filed patent applications subject to the License have expired or been abandoned; (ii) expiration of the last to expire regulatory exclusivity covering a covered product or process; or (iii) 10 years after the first commercial sale. The License requires the Company to make royalty payments beyond the term of the License at 1.5%.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

Option Agreement – LIN28B

The Company signed an Exclusive Option And Internal Evaluation License Agreement (the “Option”) with the Licensor effective February 15, 2021. Under the Option, the Company has (1) the exclusive right to negotiate a license of a certain technology patented by the Licensor and (2) a non-exclusive internal evaluation license to allow the Company to evaluate the technology. The Option provided for a six-month term at a cost of $5,000 with a right to extend, upon the mutual agreement of the parties, for an additional six months for a second $5,000 payment. In August 2021, the Licensor agreed to extend the initial term of the Option until November 15, 2021, at no cost to the Company. Effective November 8, 2021, the Company and the Licensor agreed to extend the Option through May 22, 2022, at a cost to the Company of $5,000. Effective September 28, 2022, the Company and the Licensor agreed to further extend the Option through June 30, 2023, at a cost to the Company of $10,000. The Company is also responsible for patent costs related to the subject technology incurred by Licensor during the Option period. Patent costs incurred by the Licensor prior to the effective date will not be reimbursed under the Option.

Option Agreement – Radiolabeled Nanoparticles

The Company signed an Exclusive Option Agreement (the “Radiolabeled Option”) with the Licensor effective April 15, 2022. Under the Radiolabeled Option, the Company has the exclusive right to negotiate a license of technology patented by the Licensor pertaining to Therapeutic, Radiolabeled Nanoparticles and Methods of Use Thereof, described and claimed in Patent Application PCT/US2021/057912. The Radiolabeled Option provides for a one-year term at a cost of $7,500 with a right to extend, upon the mutual agreement of the parties, for an additional six months for an additional payment of $5,000. The Company is also responsible for patent costs related to the subject technology incurred by Licensor during the Radiolabeled Option period. Patent costs incurred by the Licensor prior to the effective date will not be reimbursed.

Accrued License Obligations

At September 30, 2022, and December 31, 2021, the Company had accrued $20,487 and $5,000, respectively, in license payments under the foregoing arrangements included in accounts payable and accrued expenses. All amounts due at September 30, 2022, and December 31, 2021, have been paid.

(c)	Collaboration Agreement

On July 29, 2022, the Company signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under this alliance, the Company anticipates making certain expenditures with respect to Phase I and Phase II clinical trials which it expects will be conducted in part by MD Anderson as a primary investigator site. MD Anderson will also provide preclinical work under the alliance. The details of clinical and preclinical work are to be mutually agreed by the parties prior to commencing work. The Company has committed to fund up to $10 million over the term of the collaboration, with $500,000 payable within the first year. Subsequent payments are $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. Activities conducted under the arrangement with MD Anderson are research and development activities. Therefore, the Company records all costs incurred under the arrangement as research and development costs in its Statements of Operations. Total expenses incurred under the arrangement for the nine months ended September 30, 2022 and 2021, were $250,000 and $0, respectively.

(d)	Employment Agreements

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

(e)	Litigation

The Company may from time to time be subject to claims by others under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. At September 30, 2022, and December 31, 2021, the Company did not have any pending legal actions.

(f)	Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that require the Company, among other things, to indemnify the parties against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any costs as a result of payments required by such indemnifications. The Company is not aware of any indemnification arrangements that could have a material adverse effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements, as of September 30, 2022, and December 31, 2021.

(g)	Risks and Uncertainties

As SARS-CoV-2, or the coronavirus, continues to evolve, the extent to which it affects the Company’s operations directly or through parties on whom the Company depends is highly uncertain and cannot be predicted with confidence. The outcomes resulting from these events could delay the Company’s plans, increase its operating expenses and have a material adverse effect on its financial condition or results of operations.

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

The Company’s Certificate of Incorporation, originally filed on January 11, 2016, was amended on April 15, 2020, to increase the number of shares of common stock authorized and to authorize the issuance of preferred stock. The Company’s Certificate of Incorporation was further amended and restated on April 27, 2021. The total number of shares which the Company is authorized to issue is 300,000,000, each with a par value of $0.0001 per share. Of these shares, 290,000,000 shall be common stock and 10,000,000 shall be preferred stock. At September 30, 2022, and December 31, 2021, the Company had 12,977,234 and 12,904,574 shares of common stock issued and outstanding, respectively. Of shares sold in 2018, an aggregate of 292,250 shares were issued to two purchasers in exchange for subscriptions receivable bearing interest at 4% per annum and secured by the underlying restricted shares. Both subscriptions receivable and accumulated interest were repaid in 2021. The preferred stock is undesignated; no shares of preferred stock have been issued.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

(b)	Common Stock
i.	Dividends

Subject to the rights of holders of any preferred stock, holders of common stock are entitled to receive dividends as may be declared from time to time by the Board. No cash dividends were declared or paid during the three and nine months ended September 30, 2022, nor at any other time through the date of these financial statements.

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

(10) Warrants

In connection with the IPO, the Company granted the underwriters warrants to purchase up to 312,500 shares of Company common stock at an exercise price of $5.00 per share, which amount is 125% of the initial public offering price. The warrants have a five-year term and became exercisable on January 9, 2022. All of the warrants were outstanding at September 30, 2022, and December 31, 2021. The Company accounts for these warrants as a component of stockholders’ equity.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

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

In 2020, the Board awarded options to purchase 1,756,279 shares of common stock under the 2020 Plan. In 2021, the Board awarded options to purchase 36,393 shares of common stock under the 2020 Plan. Of the options issued under the 2020 Plan, options for 72,660 shares were exercised in January 2022 and options for 78,979 shares terminated in December 2021. In 2022, the Board awarded options to purchase 259,000 shares of common stock in February at an exercise price of $2.45 per share, 194,000 shares of common stock in March at an exercise price of $2.12 per share, and 28,500 shares in June at an exercise price of $1.24 per share under the 2021 Plan, all of which were outstanding at September 30, 2022. In September 2022, the Board approved an award of options to purchase 242,500 shares of common stock for which the date of grant was October 3, 2022, at an exercise price of $1.07 per share.

At September 30, 2022, there were 1,362,107 options outstanding that were vested and exercisable. All options vested at that date, had been awarded under the 2020 Plan; no options awarded under the 2021 Plan had vested. Information about options to purchase common stock of the Company under both Plans is as follows:

		Weighted
		average	Weighted
		exercise	average
	Number of	price	contractual
	shares	per share	term (years)
Outstanding at December 31, 2020	1,756,279	$0.25	5.9
Granted	36,393	3.91	5.5
Exercised	—	—	—
Forfeited	78,979	—	—
Outstanding at December 31, 2021	1,713,693	0.33	5.2
Granted	481,500	2.27	9.6
Exercised	72,660	0.08	—
Forfeited	—	—	—
Outstanding at September 30, 2022	2,122,533	$0.77	5.8

The intrinsic value of the outstanding options as of September 30, 2022, was $700,436.

Option valuation

The assumptions that the Company used to determine the grant-date fair value of options granted in the nine months ended September 30, 2022 and 2021, were as follows:

	Nine months ended September 30,
	2021	2022
Risk-free interest rate	0.59%	1.38% - 2.79%
Expected term (in years)	6.0	3.5 - 6.0
Expected volatility	97.2%	93.2%
Expected dividend yield	—	—
Fair value per share of underlying stock	$3.91	$1.24 - $2.45

The weighted average grant date fair value per share of the options granted was $1.81 for those granted in February 2022, $1.61 for those granted in March 2022, and $0.95 for those granted in June 2022.

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

The Company recorded share-based compensation expense of $105,602 and $264,774 during the three months and nine months ended September 30, 2022, respectively, and $64,052 and $146,996 during the three months and nine months ended September 30, 2021, respectively. Share-based compensation in the three and nine months ended September 30, 2022, was entirely related to stock options. In the three months ended September 30, 2021, share-based compensation expense was entirely related to stock options while in the nine months ended September 30, 2021, it included $1,397 related to restricted stock. The remaining share-based compensation expense to be recognized in the future is $778,581 over approximately 2.1 years.

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

(13) Net Loss Per Share

The Company reported net losses for the three months and nine months ended September 30, 2022 and 2021, respectively. Basic and diluted net loss per share attributable to common stockholders are the same for all periods because shares issuable in connection with Contingent Securities have been excluded from the computation of diluted weighted-average shares outstanding. The effect of their inclusion would have been antidilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic loss per share
Net loss	$(4,289,610)	$(2,329,706)	$(12,430,912)	$(4,044,140)
Weighted-average common shares outstanding	12,977,234	11,526,514	12,977,234	6,932,982
Net loss per share	$(0.33)	$(0.20)	$(0.96)	$(0.58)

Diluted loss per share
Net loss	$(4,289,610)	$(2,329,706)	$(12,430,912)	$(4,044,140)
Weighted-average common shares outstanding	14,651,841	12,611,893	14,651,841	7,844,750
Net loss per share	$(0.29)	$(0.18)	$(0.85)	$(0.52)

Shares issuable upon the exercise of stock options shown in the computation of diluted earnings (loss) per weighted-average share outstanding are assumed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares issuable on exercise of:
Vested options	1,362,107	824,962	1,362,107	824,962
Underwriter warrants	312,500	260,417	312,500	86,806

TransCode Therapeutics, Inc.

Notes to Financial Statements

(Unaudited)

(14) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three and nine months ended September 30, 2022 and 2021. The Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2022, and December 31, 2021, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. Accordingly, the benefit of the net operating loss that would have been recognized in the three and nine months ended September 30, 2022 and 2021, was fully offset by changes in the valuation allowance.

As of September 30, 2022, and December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

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

Advancing new RNA therapies through a modular approach

The TransCode TTX platform is modular by design, both at the level of the core nanoparticle and at the therapeutic loading. The size, charge, and surface chemistry of the core nanoparticles can be tuned to optimize them for the intended target and therapeutic load. Also, the therapeutic load can be adapted to the specific approach being developed, ranging from RNA interference, or RNAi, which includes small interfering RNAs, or siRNAs, antisense oligonucleotides, non-coding RNA mimics to mRNA–based cancer vaccines, and Clustered Regularly Interspaced Palindromic Repeats, or CRISPR, –based gene repair and replacement platforms as well as Pattern Recognition Receptors such as retinoic acid inducible gene, or RIG-I. The company believes that the TTX platform can further be used for developing RNA-targeted radiolabeled therapeutics and diagnostics candidates and other custom products targeting known and novel biomarkers and other genetic elements as they are discovered and validated. The TTX platform is intended to overcome issues of stability, efficiency, and immunogenicity faced by existing lipid and liposomal nanoparticle platforms while optimizing delivery to, and accumulation in, tumor cells and metastatic sites.

The company’s lead therapeutic candidate, TTX-MC138, targets microRNA-10b, or miRNA-10b, a master regulator of metastatic cell viability in a range of cancers, including breast, pancreatic, ovarian, colon, glioblastomas, and others. TransCode expects to submit an exploratory investigational new drug, or eIND, application to conduct a Phase 0 clinical trial using radiolabeled TTX-MC138 with the objective of demonstrating delivery to metastatic lesions in patients with advanced solid tumors. In parallel, the company is conducting IND-enabling studies for a Phase I/II clinical trial with TTX-MC138.

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

We are also exploring LIN28B as a potential target in pancreatic cancer and other solid tumors under an option to license an siRNA technology from The General Hospital Corporation, d/b/a Massachusetts General Hospital, or MGH. The option allows us time to complete our evaluation of this technology. Should the results of the evaluation meet our criteria for including this technology in our portfolio, we intend to negotiate adding it to our existing MGH license.

Additionally, we are interested in pursuing diagnostic approaches for RNA targets that might be relevant and important to informing treatment of patients using RNA therapeutics. Our 2018 license with MGH includes a patented microRNA screening assay with the potential to detect expression of microRNAs in patient blood. We intend to optimize this diagnostic test to detect miR-10b in blood samples from cancer patients with metastasis to compare our test results to standard of care measurements made using PCR, the gold standard of microRNA detection. Should we be able to determine that our test is able to detect microRNAs in blood samples with accuracy comparable to PCR results, we would expect to seek FDA approval of our assay. If approved, this test could be used as a screening assay to detect metastasis in a variety of tumor types. Also, we may be able to use this test to evaluate miR-10b expression before, during and after treatment to best determine timing of therapeutic intervention.

In September 2021, research conducted by MGH was published in Cancer Nanotechnology, entitled “Radiolabeling and PET-MRI microdosing of the experimental cancer therapeutic, MN-anti-miR10b, demonstrates delivery to metastatic lesions in a murine model of metastatic breast cancer.” This paper reported on an MGH study using a radiolabeled derivative of TTX-MC138 (referred to in the paper as MN-anti-miR10b). In this study, TTX-MC138 was tagged with copper-64, or Cu-64. As a result, highly sensitive and specific quantitative determination of pharmacokinetics and biodistribution, as well as observation of delivery of the Cu-64 labeled TTX-MC138 to metastases, was made in laboratory tests using noninvasive positron emission tomography-magnetic resonance imaging, or PET-MRI. The key results of the study suggest that TTX-MC138, when injected intravenously, accumulates in metastatic lesions. These results suggest that our TTX platform delivers its therapeutic candidate as intended and supports clinical evaluation of TTX-MC138. In addition, the MGH investigation describes a microdosing PET-MRI approach to measure TTX-MC138 biodistribution in cancer patients and its delivery to clinical metastases. (Microdoses are minute, subpharmacologic doses of a test compound, not greater than 0.1 micrograms.) The capacity to carry out microdosing PET-MRI studies in patients under an exploratory IND, or eIND, application could be important because it has the potential to facilitate FDA authorization of additional human studies. This research, published by Dr. Zdravka Medarova, our Chief Technology Officer and scientific co-founder, and others describes what we believe is an effective approach to assessing delivery of TTX-MC138 in metastatic cancer patients. Since the PET-MRI technique is sensitive enough to determine the concentration of radiolabeled drug candidate in the sub-picomolar range, microgram quantities of the radiolabeled drug candidate are believed to be sufficient to perform such a study in humans. We believe this capability has significant advantages in the initial phases of drug development. Because the low mass of the radiolabeled drug candidate does not induce reactions in humans, we believe the regulatory process will be less complex.

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

(ii)

permits measurement of the pharmacokinetics and biodistribution of TTX-MC138 not only in the metastatic lesions but in other tissues throughout the body. This knowledge can inform Phase I/II clinical trial designs by allowing us to determine drug candidate uptake and clearance from vital organs. By contrast, measurement of TTX-MC138 delivery by MRI alone would only allow us to assess drug candidate accumulation in the metastatic lesions;

(iii)

enables measurement of pharmacokinetic endpoints potentially informing dosing for Phase II/III clinical trials. Specifically, because of the high sensitivity and quantitative nature of PET-MRI, it may be possible to derive a precise calculation of drug candidate concentration in the metastatic lesions over time and then correlate that information to the effective dose defined in our preclinical studies; and

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

SBIR Award

In April 2021, we received a Fast-Track Small Business Innovation Research award, or SBIR Award, from the National Cancer Institute. The SBIR Award is expected to provide up to $2,392,845 to fund a two-phased research partnership between us and Massachusetts General Hospital. The program commenced on April 15, 2021, and is expected to end in March 2024. We received SBIR Award funds of $308,861 in May 2021 and were notified in May 2022 that $1,129,316 of funding for the second year of the Award has been made available to the company. The company expects to receive up to $870,684 in the third year of the SBIR. If we achieve the milestones associated with a particular stage sooner than scheduled at the time of the SBIR Award, we may receive the funding for the subsequent stage sooner than originally scheduled. There is no guarantee that funds awarded for the third year of the SBIR grant will be received or not reduced in the sole discretion of the funding agency.

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

Financial Operations Overview

From inception in January 2016 through approximately mid-2021, we devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting limited research and development activities, and preparing for manufacturing clinical-trial quantities of our lead product candidate. Following our IPO, we have expanded our R&D activities and our company operations. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet completed any clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. Through September 30, 2022, we had received gross proceeds of approximately $31.5 million primarily from our IPO and from borrowings obtained between 2018 and 2020 under convertible promissory notes.

We have incurred significant operating losses since inception. Our net losses were approximately $12.4 million and approximately $6.8 million for the nine months ended September 30, 2022, and the year ended December 31, 2021, respectively. At September 30, 2022, we had an accumulated deficit of approximately $22.7 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates for which there is no assurance of occurrence. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	continue preclinical studies and initiate clinical trials for TTX-MC138 and other product candidates we may develop;
•	advance the development of our product candidate pipeline;
•	continue to develop and expand our proprietary TTX platform to identify additional product candidates;
•	obtain new intellectual property and maintain, expand and protect our intellectual property portfolio;
•	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
•	hire additional clinical, scientific, commercial and administrative personnel to increase our overall knowledge base, scientific expertise, experience and capabilities;
•	acquire or license additional product candidates or technologies;
•	expand our infrastructure and facilities to accommodate increased activities and personnel; and
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

At September 30, 2022, we had cash of approximately $8.8 million. We expect to receive up to approximately an additional $1.8 million under the SBIR Award, including approximately $928 thousand remaining from the May 2022 National Cancer Institute Notice of Allowance for the second year of the SBIR, and up to $870,684 in the third year of the SBIR, although there is no guarantee that we will receive awarded funds. We believe that cash as of September 30, 2022, and SBIR funds received in the second year of the SBIR Award will be sufficient to fund our operating expenses and capital expenditure requirements through the first quarter of 2023. The balance of approximately $870 thousand for the third year of the SBIR is still anticipated although there is no guarantee that these funds will be received. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point, we will need to raise additional capital which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms we find acceptable, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. See “Liquidity and capital resources.”

Impact of the Novel Coronavirus (COVID-19) Pandemic

We believe that COVID-19 precautions and effects have affected and will continue to directly or indirectly affect the timeline for some of our preclinical studies and possibly our planned clinical trials. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. To date, we have initiated some precautionary measures and we may take additional precautionary measures intended to help ensure our employees’ well-being and minimize business disruptions. These measures include devising contingency plans and securing additional resources from third-party service providers. Certain of our third-party service providers have also experienced delays, shutdowns or other business disruptions. We are continuing to assess the impact of the COVID-19 pandemic on our current and future business operations, including our expenses, preclinical studies and planned clinical studies, and other development timelines, as well as on our industry and the healthcare system.

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
•

expenses incurred under agreements with contract research organizations, or CROs, or collaborators conducting drug discovery work, preclinical studies, and clinical trials for us, and with contract manufacturing organizations, or CMOs, engaged to produce preclinical and clinical drug substance and drug product for our research and development activities;

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

We intend to track our research and development expenses on a program-by-program basis. Our direct external research and development expenses comprise primarily payments to outside consultants, collaborators, CROs, CMOs, research laboratories, and suppliers in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct external research and development expenses also include fees incurred under license and option agreements. We do not intend generally to allocate all costs of senior management personnel, certain costs associated with our discovery efforts, certain supplies used in the laboratory, and certain facilities costs, including depreciation or other indirect costs, to specific programs when these costs are incurred across multiple programs and where it may not be practical to track them by program. We use internal resources along with outside parties primarily to conduct our research and discovery as well as for managing our preclinical development, process development, manufacturing and clinical development activities.

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

In September 2021, we signed a statement of work with a European CMO to manufacture TTX-MC138 in accordance with good manufacturing practices, or GMP. Separately, we engaged a contract research organization, or CRO, to assist us in designing and conducting IND-enabling studies including pharmacokinetic, or PK, studies. These studies are designed to examine multiple parameters with a range of analytical support in support of regulatory submissions using radiolabeled or non-radiolabeled test substances. Toxicokinetic assessments can be conducted in parallel or concurrent with ongoing toxicology programs and in compliance with good laboratory practice, or GLP, requirements. We also engage analytical testing laboratories to provide testing and other services, as well as documentation and reporting that meet regulatory requirements.

On July 29, 2022, we signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under this alliance, the Company anticipates making certain expenditures with respect to Phase I and Phase II clinical trials which it expects will be conducted in part by MD Anderson as a primary investigator site. MD Anderson will also provide preclinical work under the alliance. The details of clinical and preclinical work are to be mutually agreed by the parties prior to commencing work. We have committed to fund up to $10 million over the term of the collaboration, with $500,000 of such amount payable within the first year. Subsequent payments are $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. These are funds we had already budgeted for research and development, so do not represent additional spending. We will need to raise additional funds to meet the subsequent payment obligations.

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

•	maintaining an acceptable safety profile of our product candidates following their approval, if obtained.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our R&D and business activities, prepare for potential commercial activities including possible partnerships for the development or marketing of approved product candidates, if any, and the increased requirements of a larger and publicly-traded company. We also anticipate that we will incur significantly increased accounting, audit, tax, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. Additionally, if and when we believe regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other personnel-related expenses as we prepare for commercial operations, especially as it relates to the sales and marketing of that product candidate. There is a risk that we could incur the foregoing expenses but not receive the anticipated regulatory approval.

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

Results of operations

The following table summarizes the approximate amounts of our unaudited results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change

	(in thousands)
Operating expenses
Research and development	$3,044	$993	$2,051	$7,546	$1,468	$6,077
General and administrative	1,910	1,367	543	5,593	1,696	3,897
Total operating expenses	4,954	2,360	2,594	13,139	3,165	9,974
Operating loss	(4,954)	(2,360)	(2,594)	(13,139)	(3,165)	(9,974)

Other income (expense)
Change in fair value of derivative liabilities	—	—	—	—	(867)	867
Change in fair value of warrant liability	—	(1)	1	—	(6)	6
Grant income	655	32	623	697	89	608
Interest expense	—	(0)	0	—	(95)	95
Interest income	9	0	9	11	0	11
Total other income (expense)	664	31	633	708	(879)	1,587
Net loss	$(4,290)	$(2,329)	$(1,961)	$(12,431)	$(4,044)	$(8,387)

Comparison of the three and nine months ended September 30, 2022 and 2021

Research and development expenses

Research and development, or R&D, expenses increased $2,051 thousand and $6,077 thousand for the three and nine months ended September 30, 2022, respectively, compared to the same periods the prior year. The increases were primarily due to purchases of materials, compensation and related personnel costs which we largely did not have in the 2021 period except for stock compensation expenses until after our IPO in July 2021, and regulatory, purchased services and consulting costs, offset in part by increased grant income and reduced costs related to development of intellectual property.

General and administrative expenses

General and administrative expenses increased $543 thousand and $3,897 thousand for the three and nine months ended September 30, 2022, respectively, compared to the same periods the prior year. The increases were primarily a result of increased expenses for directors and officers liability insurance, compensation and related personnel costs which we largely did not have in the 2021 period except for stock compensation expenses until after our IPO in July 2021, and corporate and other costs of being a public company, offset in part by reduced accounting and audit expenses.

Grant Income

Grant income increased $623 thousand and $608 thousand in the three and nine months ended September 30, 2022, respectively, compared to the same periods the prior year. Grant income was recognized under an NIH grant awarded in April 2021 to fund certain costs to advance our lead therapeutic candidate into clinical trials. Charges under the grant in the three and nine months ended September 30, 2022, did not commence until June 1, 2022, because notice of the second year of the Award was not issued until May 31, 2022.

Change in fair value of derivative liabilities

The change in fair value of derivative liabilities was $0 for the three months ended September 30, 2022 and 2021, compared to $0 in the nine months ended September 30, 2022, and a credit of $867 thousand in the nine months ended September 30, 2021. The derivative liabilities were extinguished at the IPO, when the related notes converted into common stock.

Change in fair value of warrant liability

The fair value of the warrant liability charge was $0 for the three and nine months ended September 30, 2022. In the 2021 periods, there was a credit of $1 thousand for the three months ended September 30, 2021, and $6 thousand for the nine months ended September 30, 2021. The warrants were exercised shortly prior to our IPO and the warrant liability was extinguished at that time.

Interest expense

The charge to interest expense was $0 for the three months ended September 30, 2022 and 2021, and $0 and $95 thousand charged in the nine months ended September 30, 2022 and 2021, respectively. The three $0 amounts reflect conversion of our convertible promissory notes into our common stock in connection with our IPO while the $95 thousand in the nine months ended September 30, 2021, related to the notes prior to conversion.

Liquidity and capital resources

Sources of liquidity

Since inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if ever. We have funded our operations to date primarily with proceeds from borrowings under convertible promissory notes and with funds from our IPO and SBIR Award. Through September 30, 2022, we had received gross cash proceeds of approximately $31.5 million from these sources.

At September 30, 2022, we had cash of approximately $8.8 million. We expect to receive up to approximately an additional $1.8 million under our SBIR Award, including the approximately $928 thousand remaining from the May 2022 National Cancer Institute Notice of Allowance for the second year of the SBIR, and up to $870,684 in the third year of the SBIR. We expect to draw down the second year balance before the end of March 2023 There is no assurance that funds for the third year of the SBIR Award will be received as the U.S. Government has broad authority with respect to expenditures, including those awarded under the SBIR.

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

At September 30, 2022, we had cash of approximately $8.8 million. We believe that these funds along with additional funding from year two of our SBIR Award will be sufficient to fund our operating expense and capital expenditure requirements through the first quarter of 2023. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we expect. We do not believe that our existing cash will be sufficient to fund our planned operating and capital expenditures for at least the next 12 months from the date of our financial statements, included elsewhere in this Quarterly Report on Form 10-Q. Changed circumstances may also result in the depletion of our capital resources more rapidly than we currently anticipate. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that we will require additional capital for additional research, development, and clinical trials, as we seek regulatory approval of our product candidates, for company operations, and for licenses or acquisitions of other product candidates we may choose to pursue. If we receive regulatory approval for TTX-MC138 or other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, all of which will vary depending on where and how we choose to commercialize approved product candidates.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. There is no assurance that funding from any of the foregoing sources or otherwise will be available on acceptable terms, if at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests in our common stock may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt financing would result in fixed payment obligations as might preferred equity financing.

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

Cash flows

The following table summarizes the approximate amounts of our unaudited cash flows for the periods indicated:

	Nine months ended September 30,
	2022	2021

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(11,743)	$(3,666)
Net cash used in investing activities	(73)	(169)
Net cash provided by (used in) financing activities	(220)	25,507
Net decrease in cash	$(12,036)	$21,672

Comparison of the nine months ended September 30, 2022 and 2021

Operating activities

During the nine months ended September 30, 2022, we used cash of $11,743 thousand in operating activities compared to using $3,666 thousand in the nine months ended September 30, 2021. The cash used in operating activities in the 2022 period primarily reflected our net loss of $12,431 thousand, an increase in prepaid expenses and other current assets of $385 thousand and an increase of $488 thousand in grant receivable, offset in part by an increase in accounts payable and accrued expenses of $1,234 thousand and share-based compensation expense of $265 thousand.

Changes in accounts payable and accrued expenses were generally due to the amounts and timing of vendor invoicing and payments.

Investing activities

During the nine months ended September 30, 2022, we used cash of $73 thousand in investing activities, primarily for purchases of laboratory and computer equipment, versus $169 thousand of such purchases in the 2021 period.

Financing activities

During the nine months ended September 30, 2022, we used cash of $220 thousand in financing activities, primarily related to additions to deferred offering costs, partly offset by proceeds from an exercise of stock options of $6 thousand.

During the nine months ended September 30, 2021, we obtained $25,507 thousand in cash from financing activities, primarily reflecting proceeds from our IPO offset in part by payments of deferred offering costs.

Contractual obligations and commitments

At September 30, 2022, we had no future minimum lease payments under non-cancelable operating lease commitments. We enter into contracts in the normal course of business with CROs, collaborators, CMOs and other third parties for the manufacture of our product candidates, to support clinical trials and preclinical research studies and testing, and for other purposes. These contracts are generally cancelable by us. Any payments due upon cancellation of these contracts generally consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation although some agreements provide for termination fees or payments for the balance of the term of the agreement.

Collaboration Obligations

Our obligations under collaboration agreements to date primarily arise from a strategic collaboration agreement we entered with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”) on July 29, 2022. Under this alliance, we anticipate making certain expenditures with respect to Phase I and Phase II clinical trials which we expect will be conducted in part by MD Anderson as a primary investigator site. MD Anderson will also provide preclinical work under the alliance. The details of clinical and preclinical work are to be mutually agreed by the parties prior to commencing work. We have committed to fund up to $10 million over the term of the alliance, with $500,000 payable within the first year. Subsequent payments are $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. We will need to raise additional funds to meet the subsequent payment obligations. These are funds we had already budgeted for research and development, so do not represent additional spending. The term of the agreement is five years or until the studies are completed, whichever is later, unless earlier terminated by either party for a material breach of the collaboration agreement or by M.D. Anderson as provided in the collaboration agreement. The amounts we pay under the collaboration agreement will be charged as research and development expenses in our statements of operations.

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

Share-based compensation

We measure the expense of share-based awards granted to employees, directors and others based on the fair value of the underlying award on the date of the grant. We recognize the corresponding compensation expense of those awards over the requisite service period, generally the vesting period of the respective award. Between 2016 and 2018, we issued restricted stock to directors, management and others which restricted stock vested generally over three years. All restricted stock had vested as of October 31, 2021, and there is no further compensation expense to be recorded in connection with restricted stock. From time to time beginning in June 2020, we have awarded stock options with service-based vesting conditions and recorded share-based compensation expense resulting from those awards as vesting has occurred. We would apply the graded-vesting method to all share-based awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

For share-based awards to consultants and non-employees, we recognize compensation expense over the vesting period during which services are rendered by such consultants and non-employees until completed.

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

Internal control over financial reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed prior to our IPO which remain unremediated. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, “We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.” We have engaged a consulting firm to assist us with designing and implementing internal controls appropriate to regulatory and operating requirements. There is no assurance that any controls we implement will prevent fraud or enable accurate or timely financial reporting.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

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

Information Technology Risks

Our data and computer systems are subject to threats from malicious software codes and viruses, phishing, ransomware, business email compromise attacks, or other cyber-attacks. In July 2021, we were subject to what we believe was a phishing attack. Although we do not believe this incident had a material impact on our business or financial condition, the number and complexity of these threats continue to increase. See Part I, Item 1.A. - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, “We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.” The Company has taken and continues to take steps to mitigate the risk of cyberattacks including enhancing its email screening, engaging with a computer support firm to provide forensics and training services, among other services, and enhancing security protocols for vendor payments. The Company intends to take additional steps to continue to enhance its cybersecurity defenses. Despite steps the Company has taken or may take in the future, there is no assurance that it will not suffer material and adverse consequences as a result of cyberattacks or other computer-based activities. In addition, there is no assurance that any steps we may take will be effective or prevent material adverse effects on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk related to changes in interest rates. At September 30, 2022 and 2021, our cash was held in checking and savings accounts at major U.S. banks. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not materially affect the fair market value of our investments or our financial position or results of operations.

At September 30, 2022, and December 31, 2021, we had no debt outstanding. We currently, therefore, are not subject to interest rate risk related to outstanding debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Euro, the currency for certain of our major purchases. For the nine months ended September 30, 2022 and 2021, we did not recognize foreign currency transaction losses. Foreign currency transaction losses, if any, are recorded as a component of other income (expense) in our statements of operations. An immediate 5% change in the Euro exchange rate would not have a material effect on our results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon such evaluation, and due to the material weakness described elsewhere in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective. We have engaged a consulting firm to assist us with designing and implementing internal controls appropriate to regulatory and operating requirements. There is no assurance that any controls we implement will prevent fraud or enable accurate or timely financial reporting.

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

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2022, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TRANSCODE THERAPEUTICS, INC.

Date: November 14, 2022	/s/ R. Michael Dudley
R. Michael Dudley
Chief Executive Officer

Date: November 14, 2022	/s/ Thomas A. Fitzgerald
Thomas A. Fitzgerald
Chief Financial Officer
(Principal Financial and Accounting Officer)