Form 10-Q
period 2023-03-31
Transcode Therapeutics, Inc.
filed 2023-05-15
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________

FORM 10-Q

____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

At May 11, 2023, the registrant had 16,998,534 shares of Common Stock, $0.0001 par value per share, outstanding.

TRANSCODE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
●	the results and timing of our preclinical and clinical trial activities;
●	our ability to expand our therapeutic candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
●	the impact of the global outbreak of the COVID-19 coronavirus, including the spread of new strains of the virus, on our activities as above-described and otherwise, including but not limited to our ability to enroll a sufficient number of patients to advance the above-described clinical trials;
●	the results and timing of our preclinical and clinical trial activities;
●	the therapeutic benefits, effectiveness and safety of our therapeutic candidates;
●	our ability to receive regulatory approval for our therapeutic candidates in the United States, Europe and other geographies;
●	the expected regulatory approval pathway for our therapeutic candidates;
●	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
●	our reliance on third parties for the planning, conduct and monitoring of clinical trials, for the manufacture of clinical drug supplies and drug product and for other requirements;
●	our ability to expand our therapeutic candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
●	our estimates of the size and characteristics of the markets that may be addressed by our therapeutic candidates;
●	market acceptance of our therapeutic candidates that are approved for marketing in the United States or other countries;
●	our ability to successfully commercialize our therapeutic candidates;
●	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our therapeutic candidates have been developed to treat;
●	the impact of natural disasters, global pandemics (including further outbreaks of existing strains of COVID-19 or new strains of the virus), labor disputes, lack of raw materials or other supplies, issues with facilities and equipment or other forms of disruption to business operations at our manufacturing or laboratory facilities or those of our vendors, or at clinical trial sites;

●	our ability to utilize our proprietary technological approach to develop and commercialize our therapeutic candidates;
●	potential collaborators to license and commercialize any therapeutic candidates for which we receive regulatory approval in the future inside or outside of the United States;
●	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
●	our ability to protect our intellectual property and operate our business without infringing the intellectual property rights of others;
●	our ability to attract, retain and motivate key personnel;
●	our ability to generate revenue and become profitable;
●	a potential delisting of our common stock from trading on the Nasdaq Capital Market if the closing bid price of our common stock does not return to above $1.00 for ten consecutive days during the 180 days ending June 7, 2023; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K and in our other regulatory filings.

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

This Quarterly Report on Form 10-Q may contain trademarks, service marks and trade names of third-parties which are the property of their respective owners. Our use or display of other companies’ trademarks, service marks, trade names or products in this Quarterly Report on Form 10-Q and our other public filings is not intended to, and does not imply a relationship with, such parties or any endorsement or sponsorship of us by any other company. Solely for convenience, the trademarks, service marks, logos and trade names referred to in this Quarterly Report on Form 10-Q and our other public filings may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable owner of or licensor to these trademarks, service marks and trade names.

For the purpose of this Quarterly Report on Form 10-Q , TransCode Therapeutics® is referred to as TransCode. Additionally, “we”, “our”, “us” and “the company” will refer to TransCode.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$1,622,657	$4,968,418
Grant receivable	—	360,229
Prepaid expenses and other current assets	2,723,966	2,050,758
Total current assets	4,346,623	7,379,405
Property and equipment, net of depreciation	191,837	208,581
Right-of-use asset	804,397	—
Security deposit	111,856	—
Deferred offering costs	135,797	—
Total assets	$5,590,510	$7,587,986
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$5,059,070	$4,347,290
Current portion of lease liability	390,419	—
Total current liabilities	5,449,489	4,347,290
Long-term portion of lease liability	377,813	—
Total liabilities	5,827,302	4,347,290
Stockholders’ equity (deficit):
Preferred stock – $0.0001 par value; 10,000,000 shares authorized at March 31, 2023, and December 31, 2022; - 0- shares issued and outstanding at March 31, 2023, and December 31, 2022	—	—
Common stock – $0.0001 par value, 290,000,000 shares authorized at March 31, 2023, and December 31, 2022; 15,823,534 and 12,977,234 shares issued and outstanding at March 31, 2023, and December 31, 2022, respectively	1,582	1,298
Additional paid-in capital	32,448,809	31,109,647
Accumulated deficit	(32,687,183)	(27,870,249)
Total stockholders’ equity (deficit)	(236,792)	3,240,696
Total liabilities and stockholders’ equity (deficit)	$5,590,510	$7,587,986

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Operating expenses
Research and development	$2,591,350	$1,881,576
General and administrative	2,309,763	1,595,926
Total operating expenses	4,901,113	3,477,502
Operating loss	(4,901,113)	(3,477,502)
Other income (expense)
Grant income	79,409	6,990
Interest income	4,770	442
Total other income (expense)	84,179	7,432
Net loss	$(4,816,934)	$(3,470,070)

Basic and diluted net loss per share
Net loss	$(4,816,934)	$(3,470,070)
Weighted-average common shares outstanding	14,400,384	12,977,234
Net loss per share	$(0.33)	$(0.27)

See accompanying notes to financial statements.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Three months ended March 31, 2023
Balance, December 31, 2022	12,977,234	$1,298	$31,109,647	$(27,870,249)	$3,240,696
Net loss	—	—	—	(4,816,934)	(4,816,934)
Issuances of common stock, net	2,846,300	284	1,180,402	—	1,180,686
Share based compensation	—	—	158,760	—	158,760
Balance, March 31, 2023	15,823,534	$1,582	$32,448,809	$(32,687,183)	$(236,792)

Three months ended March 31, 2022
Balance, December 31, 2021	12,904,574	$1,291	$30,708,336	$(10,305,281)	$20,404,346
Net loss	—	—	—	(3,470,070)	(3,470,070)
Exercise of stock options	72,660	7	5,982	—	5,989
Share based compensation	—	—	60,573	—	60,573
Balance, March 31, 2022	12,977,234	$1,298	$30,774,891	$(13,775,351)	$17,000,838

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,816,934)	$(3,470,070)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	29,640	21,601
Amortization of right-of-use asset	70,559	—
Share-based compensation expense	158,760	60,573
Changes in assets and liabilities:
Prepaid expenses and other current assets	(673,207)	124,248
Accounts payable and accrued expenses	575,982	(677,928)
Deferred grant income	—	(6,990)
Grants receivable	360,229	—
Security deposit	(111,856)	—
Change in operating lease liability	(106,724)	—
Net cash used in operating activities	(4,513,551)	(3,948,566)
Cash flows from investing activities:
Purchase of equipment	(12,896)	(30,657)
Net cash used in investing activities	(12,896)	(30,657)
Cash flows from financing activities:
Net proceeds from sales of common stock	1,180,686	—
Proceeds from exercise of stock options	—	5,989
Net cash provided by financing activities	1,180,686	5,989
Net change in cash	(3,345,761)	(3,973,234)
Cash, beginning of period	4,968,418	20,825,860
Cash, end of period	$1,622,657	$16,852,626
Supplemental disclosure of cash flow
Cash paid during the period for:
Interest	$8,298	$4,425
Deferred offering costs included in accounts payable and accrued expenses	$135,797	—
Right-of-use assets obtained in exchange for operating lease liabilities	$874,957	—

See accompanying notes to financial statements.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

The Company has not generated revenues and has not yet achieved profitable operations, nor has it ever generated positive cash flows from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. The Company is subject to those risks associated with any early-stage biopharmaceutical company that requires substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approvals, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees, consultants and vendors. Further, the Company’s future operations are dependent on the success of the Company’s efforts to raise additional capital.

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

For the three months ended March 31, 2023, net cash used in operating activities was approximately $4.5 million and the Company’s net loss was approximately $4.8 million. As of March 31, 2023, the Company had an accumulated deficit of approximately $32.7 million and approximately $1.6 million in cash.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2023 and 2022

(Unaudited)

The Company plans to expand development of its lead therapeutic candidate and other candidates, and explore strategic partnerships. Management believes that current cash along with the approximately $870 thousand it received in April 2023 pertaining to year-three of the Company’s SBIR Award (see Note 7) are sufficient to fund operations and capital requirements into the second quarter of 2023, but not sufficient to fund requirements for a full 12 months from the date of these financial statements.

To support its planned operations, the Company will require additional capital; however, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. Through March 31, 2023, the Company’s primary source of capital was from the sale of equity securities in the IPO, previous sales of convertible promissory notes and funds received under the SBIR Award. For the foreseeable future, the Company plans to fund its operations by continuing to raise additional capital, primarily through sales of equity or debt, and from funds received under the SBIR Award.

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

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, these statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of TransCode Therapeutics, Inc. at March 31, 2023, and its results of operations and cash flows for the three months ended March 31, 2023 and 2022. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022, and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

(b)	Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include but are not limited to the valuation of share-based compensation, income from grants, and accrued research and development costs. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may materially vary from these estimates.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2023 and 2022

(Unaudited)

(c)	Basic and Diluted Net Loss per Share

Basic net loss per share is determined by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share includes the effect, if any, from the potential conversion, vesting or exercise of securities (Contingent Securities) such as convertible promissory notes, stock options and warrants, which would result in the issuance of additional shares of common stock. The computation of diluted net loss per shares does not include the conversion or exercise of Contingent Securities when the effect of doing so would be antidilutive.

(d)	Cash

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with original maturities of three months or less as cash and cash equivalents. To date, the Company has not held any funds in money market funds or instruments with original maturities of three months or less. The Company holds significant cash balances in U.S. banks which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or lack of access to such funds could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

(e)	Fair Value of Financial Instruments

The Company’s financial instruments at March 31, 2023, and December 31, 2022, included cash, grant receivable, prepaid expenses, accounts payable, and accrued expenses. Cash is reported at fair value. The recorded carrying amount of grant receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to their short-term nature.

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

March 31, 2023 and 2022

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2023 and 2022

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

(k)	Emerging Growth Company Status

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

(l)	Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2023 and 2022

(Unaudited)

periods within those fiscal years. The Company's adoption of ASU 2020-06 on January 1, 2023, did not have a material impact on the Company's financial statements.

(m)Collaboration Agreements

When the Company enters into a collaboration agreement, it evaluates the arrangement against the requirements of Accounting Standards Codification (ASC) 808 Collaborative Arrangements (“ASC 808”) as well as Accounting Standards Update 2018-18 which clarifies the interaction between Topic 808 and Topic 606 (ASU 2018-18). ASU 2018-18 indicates that collaborative arrangements could be partially in the scope of other guidance, including ASC 606.

(n)Leases

The Company leases certain office and laboratory space. At inception, the Company determines if a contract or arrangement contains a lease. Leases are evaluated and classified as either operating or finance leases. A lease is classified as a finance lease if any of the following criteria are met: (i) ownership of the underlying asset transfers to the Company by the end of the lease term; (ii) the lease contains an option to purchase the underlying asset that the Company is reasonably expected to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of lease payments and any residual value guaranteed by the Company equals or exceeds substantially all of the fair value of the underlying asset; or (v) the underlying asset is of a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease that does not meet any of the criteria to be classified as a finance lease is classified as an operating lease. Operating leases are included on the balance sheets as Right-of-Use (ROU) assets, net; Current portion of operating lease liabilities; and Operating lease liabilities. ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. Where leases do not provide an implicit rate for use in determining the present value of future payments, the Company uses an incremental borrowing rate that represents the cost of borrowing on a collateralized basis for a period equal to the expected lease term. ROU assets also include any lease payments made and exclude any lease incentives and initial direct costs incurred. Lease terms may include periods under options to extend the lease or terminate the lease prior to expiration when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term, including rent abatement periods and rent holidays. While lease liabilities are not remeasured as a result of changes to these costs, changes are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. Finance leases are included on the balance sheets as Property and Equipment, net; Current maturities of long-term debt; and Long-term debt. Finance lease costs are split between depreciation expense related to the asset and interest expense on the lease liability, using the effective rate charged by the lessor. The Company has elected to account for lease and non-lease components separately. Additionally, the Company has elected not to record short-term leases, those with expected terms of twelve months or less, on the balance sheets. Certain lease agreements include fixed escalations, while others include rental payments adjusted periodically for inflation.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2023 and 2022

(Unaudited)

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

(4)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2023	2022
Prepaid operating expenses	$135,287	$122,428
Contract manufacturers and research organizations	1,508,284	241,111
Insurance premiums	648,493	1,255,317
Prepaid FICA	422,492	422,492
Deposits	9,410	9,410
	$2,723,966	$2,050,758

(5)   Property and Equipment

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2023	2022
Laboratory and computer equipment	$361,337	$348,441
Less accumulated depreciation	(169,500)	(139,860)
Total property and equipment, net	$191,837	$208,581

Depreciation expense for the three months ended March 31, 2023 and 2022, was $29,640 and $21,601, respectively.

(6)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2023	2022
Professional and general consulting fees	$1,209,229	$758,816
R&D-related – CMOs, CROs, supplies, equipment and consulting	3,194,584	2,397,038
General expenses	189,213	124,676
Insurance premiums	211,564	844,283
Payroll and benefits	212,452	164,657
Accrued license payments	42,028	57,820
	$5,059,070	$4,347,290

At March 31, 2023, and December 31, 2022, the Company’s outstanding payables to CROs or CMOs included above were $2,670,069 and $2,030,347, respectively.

See Note 8 for further information regarding the accrued license payments.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2023 and 2022

(Unaudited)

(7)  Grant Income

In April 2021, the Company received a Fast-Track Small Business Innovation Research Award (the “SBIR Award”) from the National Cancer Institute of the National Institutes of Health (the “NIH”). The SBIR Award was for up to $2,392,845 over three years to fund a two-phased research partnership between the Company and Massachusetts General Hospital. In May 2021, the Company received first-year funding of $308,861 which it recorded as deferred grant income. In May 2022, second-year funding of $1,129,316 was made available to the Company. Income under the grant’s first year funding was recognized as work under the grant was completed. In the second year of the grant, the Company drew available funds in arrears. The Company recognized grant income of $79,408 and $6,990 for the three months ended March 31, 2023 and 2022, respectively. The Company recorded grant income receivable of $0 and $360,229 at March 31, 2023, and December 31, 2022, respectively.

(8)  Commitments and Contingencies

(a)Leases

In March 2021, the Company entered into an agreement with Massachusetts Biomedical Initiatives, Inc. (“MBI”) whereby the Company has subleased approximately 2,484 square feet of laboratory space with room for minor administrative functions. The Company was also permitted to use shared laboratory equipment at the facility. The monthly rental was $6,521 and the Company paid an additional amount for its allocated share of operating expenses, which in 2022 was $3,105 per month. In 2022, the Company added the right to use cubicle space outside its laboratory area to its sublease for an additional $650 per month, resulting in total monthly rental of $10,276. The sublease terminated as of February 2023.

Operating Lease

In December 2022, the Company signed an agreement to sublease 4,837 square feet of laboratory and office space in Newton, Massachusetts, from another biopharmaceutical company. The Company considers this sublease an operating lease with estimated right-of-use (ROU) assets and lease liabilities of approximately $0.9 million recorded upon lease commencement on February 1, 2023. The sublease has a term of 24 months, and the Company has the option to extend the sublease for an additional 12 months. The Company does not believe that the exercise of this option is probable so has not included it in determination of the lease amounts. The base monthly rent is $37,285 during the first 12 months of the lease, $38,403 in the second 12 months, and, if the Company exercises the option to extend the lease, $39,559 in the third 12-month period. In addition, the Company is responsible for its share of operating expenses, real estate taxes, and utilities based on the actual costs of these items.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2023 and 2022

(Unaudited)

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three months ended March 31, 2023. Prior to February 1, 2023, the Company had no operating leases with maturities greater than one year. The Company does not recognize any variable lease costs or short-term lease costs in connection with the operating lease.

Three Months
Ended
Operating Leases	March 31, 2023
Weighted average remaining lease term (years)	1.83
Weighted average discount rate	3.6%

Year ending December 31,
2023	$298,281
2024	459,749
2025	38,291
Total undiscounted lease payments	796,321
Imputed interest	(28,089)
Lease liability	$768,232

Rent expense for the three months ended March 31, 2023 and 2022, was $126,944 and $40,429, respectively.

(b)License Agreements

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2023 and 2022

(Unaudited)

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

As of March 31, 2023, and December 31, 2022, no milestone events had been achieved.

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

March 31, 2023 and 2022

(Unaudited)

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

Accrued License Obligations

At March 31, 2023, and December 31, 2022, the Company had accrued $34,008 and $57,820, respectively, in license payments under the foregoing arrangements included in accounts payable and accrued expenses.

(c)	Collaboration Agreement

On July 29, 2022, the Company signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, the Company anticipates making certain expenditures with respect to Phase I and Phase II clinical trials in part through MD Anderson as a primary investigator site. MD Anderson will also provide preclinical work under the collaboration. The details of clinical and preclinical work are to be mutually agreed by the parties prior to commencing work. The Company has committed to fund up to $10 million over the term of the collaboration, with $500,000 payable within the first year. Subsequent payments are $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. Payments to MD Anderson are initially recorded as Prepaid Expenses. As work under the collaboration is performed by MD Anderson, the Company records research and development costs in its Statements of Operations. Total expenses incurred under the arrangement for the three months ended March 31, 2023 and 2022, were $0 in both periods. The arrangement expires on the later of July 29, 2027, or when the last active study is completed.

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

The Company may from time to time be subject to claims by others under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. At March 31, 2023, and December 31, 2022, the Company did not know of any claims or actions pending against us or threatened, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

(f)	Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that require the Company, among other

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2023 and 2022

(Unaudited)

things, to indemnify the parties against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any costs as a result of payments required by such indemnifications. The Company is not aware of any indemnification claims that could have a material adverse effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements, as of March 31, 2023, and December 31, 2022.

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

(9)   Stockholders’ Equity

(a)Overview

The Company’s Certificate of Incorporation, originally filed on January 11, 2016, was amended on April 15, 2020, to increase the number of shares of common stock authorized and to authorize the issuance of preferred stock. The Company’s Certificate of Incorporation was further amended and restated on April 27, 2021. The total number of shares which the Company is authorized to issue is 300,000,000, each with a par value of $0.0001 per share. Of these shares, 290,000,000 shall be common stock and 10,000,000 shall be preferred stock. At March 31, 2023, and December 31, 2022, the Company had 15,823,534 and 12,977,234 shares of common stock issued and outstanding, respectively. The preferred stock is undesignated; no shares of preferred stock have been issued.

On February 16, 2023, the Company entered into a Securities Purchase Agreement with certain purchasers named therein pursuant to which the Company sold 2,846,300 shares of common stock in a registered direct offering at a purchase price of $0.527 per share (the “February RDO”). Net proceeds from the February RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $1.2 million. In connection with the February RDO, we also issued the placement agent warrants to purchase up to 199,241 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants will be exercisable commencing six months following the date of issuance, expire five years following the date of sale and have an exercise price per share of $0.65875. See Note 10.

(b)Common Stock

i.	Dividends

Subject to the rights of holders of any preferred stock, holders of common stock are entitled to receive dividends as may be declared from time to time by the Board. No cash dividends were declared or paid during the three months ended March 31, 2023 and 2022, nor at any other time through the date of these financial statements.

ii.	Liquidation

Subject to the rights of holders of any preferred stock as to liquidation, upon the liquidation, dissolution or winding up of the Company, the remaining assets of the Company will be distributed to holders of common stock.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2023 and 2022

(Unaudited)

iii.	Voting

Holders of common stock are entitled to one vote for each share of common stock held but shall not be entitled to vote on any amendment to the Certificate of Incorporation that relates solely to the terms of any series of preferred stock. There is no cumulative voting.

(10) Warrants

In connection with the IPO, the Company granted the underwriters warrants to purchase up to 312,500 shares of Company common stock at an exercise price of $5.00 per share, which amount is 125% of the initial public offering price. The warrants have a five-year term and became exercisable on January 9, 2022. All of the warrants were outstanding at March 31, 2023, and December 31, 2022. The Company accounts for these warrants as a component of stockholders’ equity.

In connection with the Company’s February 2023 registered direct offering (RDO) of shares of its common stock, the Company issued the placement agent warrants to purchase up to 199,241 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants become exercisable commencing August 17, 2023, expire February 16, 2028, and have an exercise price per share of $0.65875 per share.

In connection with an agreement the Company entered into with a consultant, the Company issued warrants to purchase up to 250,000 shares of common stock at $0.50 per share which were outstanding at March 31, 2023. These warrants are exercisable any time after August 23, 2023, until February 23, 2028, subject to the Company’s right in its sole discretion exercisable not later than August 22, 2023, to reduce the number of warrants to 125,000.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2023 and 2022

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

In 2020, the Board awarded options to purchase 1,756,279 shares of common stock under the 2020 Plan. In 2021, the Board awarded options to purchase 36,393 shares of common stock under the 2020 Plan. Of the options issued under the 2020 Plan, options for 78,979 shares terminated in December 2021 and options for 72,660 shares were exercised in January 2022. In 2022, under the 2021 Plan, the Board awarded options to purchase 259,000 shares of common stock in February at an exercise price of $2.45 per share, 194,000 shares of common stock in March at an exercise price of $2.12 per share, 28,500 shares in June at an exercise price of $1.24 per share, 242,500 shares in October at an exercise price of $1.07 per share, and 652,000 shares in December at an exercise price of $0.51 per share, all of which were outstanding at March 31, 2023.

At March 31, 2023, there were 1,703,193 options outstanding that were vested and exercisable. Of the options vested at that date, 1,527,563 had been awarded under the 2020 Plan and 175,630 had been awarded under the 2021 Plan. Information about options to purchase common stock of the Company under both Plans is as follows:

		Weighted
		average	Weighted
		exercise	average
	Number of	price	contractual
	shares	per share	term (years)
Outstanding at December 31, 2021	1,713,693	$0.33	5.2
Granted	1,376,000	1.22	6.4
Exercised	72,660	0.08	—
Forfeited	—	—	—
Outstanding at December 31, 2022	3,017,033	0.74	5.3
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2023	3,017,033	$0.74	5.1

The intrinsic value of the outstanding options as of March 31, 2023, was $0.

Option valuation

No options were granted in the three months ended March 31, 2023. The assumptions that the Company used to determine the grant-date fair value of options granted in the year ended December 31, 2022, were as follows:

Year ended
December 31, 2022
Risk-free interest rate	1.38% - 4.12%
Expected term (in years)	3.5 - 10.0
Expected volatility	93.2%
Expected dividend yield	—
Fair value per share of underlying stock	$0.51 - $2.45

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2023 and 2022

(Unaudited)

The weighted average grant date fair value per share of the options granted was $1.81 for those granted in February 2022, $1.61 for those granted in March 2022, $0.95 for those granted in June 2022, $0.94 for those granted in October 2022, and $0.44 for those granted in December 2022.

The Company recorded share-based compensation expense of $158,760 and $60,573 during the three months ended March 31, 2023 and 2022, respectively. Share-based compensation in both periods was entirely related to stock options. The remaining share-based compensation expense to be recognized in the future is $2,057,471 over approximately 2.0 years.

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

(13) Net Loss Per Share

The Company reported net losses for the three months ended March 31, 2023 and 2022. Basic and diluted net loss per share attributable to common stockholders are the same for both periods because shares issuable in connection with Contingent Securities have been excluded from the computation of diluted weighted-average shares outstanding. The effect of their inclusion would have been antidilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended
	March 31,
	2023	2022
Basic and diluted net loss per share
Net loss	$(4,816,934)	$(3,470,070)
Weighted-average common shares outstanding	14,400,384	12,977,234
Net loss per share	$(0.33)	$(0.27)

Shares issuable upon the exercise of stock options and warrants that would have been included in the computation of diluted loss per weighted-average share outstanding are assumed as follows:

	Three months ended March 31,
	2023	2022
Shares issuable on exercise of:
Vested options	1,703,193	1,489,065
Warrants	516,287	312,500

(14) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three months ended March 31, 2023 and 2022. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2023, and December 31, 2022, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. Accordingly, the benefit of the net operating loss that would have been recognized in the three months ended March 31, 2023 and 2022, was fully offset by changes in the valuation allowance.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

March 31, 2023 and 2022

(Unaudited)

As of March 31, 2023, and December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

(15) Subsequent Events

For its financial statements as of March 31, 2023, the Company evaluated subsequent events through May 15, 2023, the date on which those financial statements were issued.

On April 12, 2023, the Company entered into a Common Stock Purchase Agreement (the “White Lion Purchase Agreement”) with White Lion Capital, LLC (“White Lion”) pursuant to which the Company has the right, but not the obligation, from time to time in its sole discretion, to deliver to White Lion purchase notices directing White Lion to purchase up to $1,081,307 in aggregate gross purchase price of newly issued shares of the Company’s common stock (the “Commitment Amount”) until the earlier of (i) May 31, 2023, and (ii) the date that all share are sold under the White Lion Purchase Agreement (the “Commitment Period”). If the Company has not provided White Lion with purchase notices for at least 1,500,000 shares, or shares with an aggregate purchase price equal to the Commitment Amount, by May 31, 2023, then the Company has agreed to deliver to White Lion by June 2, 2023, a number of shares equal to 1,500,000 less the number of shares the Company has sold to White Lion by May 31, 2023. The aggregate number of shares of common stock that the Company can sell to White Lion under the White Lion Purchase Agreement (together with any other shares issued pursuant to the White Lion Purchase Agreement) may in no case exceed 3,163,124 shares (which is equal to 19.99% of the shares of common stock outstanding immediately prior to the execution of the White Lion Purchase Agreement) (the “Exchange Cap”) unless (i) stockholder approval is obtained to issue a number of shares greater than the Exchange Cap, in which case the Exchange Cap will no longer apply or (ii) the average price of all shares of the Company’s common stock issued to White Lion under the White Lion Purchase Agreement equals or exceeds $0.39 per share (which represents the average of the five official closing prices of the Company’s common stock on the Nasdaq Capital Market (“Nasdaq”) immediately preceding the signing of the White Lion Purchase Agreement), such that the transactions contemplated by the White Lion Purchase Agreement are exempt from the Exchange Cap limitation under applicable Nasdaq rules. In any event, the White Lion Purchase Agreement specifically provides that the Company may not issue or sell any shares of its common stock under the White Lion Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of the Nasdaq. In addition, no purchase notice shall result in White Lion beneficially owning more than 9.99% of the number of shares of the common stock outstanding immediately prior to the issuance of shares of common stock issuable pursuant to a purchase notice. The Company may terminate the White Lion Purchase Agreement at any time in the event of a material breach of the White Lion Purchase Agreement by White Lion. The White Lion Purchase Agreement automatically terminates on the earlier of (i) the end of the Commitment Period or (ii) the date that, pursuant to or within the meaning of any bankruptcy law, the Company commences a voluntary case or any person commences a proceeding against the Company. In April 2023, the Company sold 1,075,000 shares to White Lion for gross proceeds of $321,324 and net proceeds of $304,324. The shares issued and sold to White Lion were offered and sold pursuant to a prospectus supplement to the Company’s Registration Statement on Form S-3 (File No. 333-268764), which was declared effective by the SEC on December 16, 2022.

On May 10, 2023, at the 2023 Annual Meeting of Stockholders, a proposal to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding common stock by a ratio of any whole number between 1-for-2 and 1-for-20, the implementation and timing of which shall be subject to the discretion of the Board of Directors, was approved by the Company’s stockholders (the “Reverse Stock Split’). As of May 15, 2023, no subsequent action has been taken by the Board of Directors with respect to the potential Reverse Stock Split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our audited financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ending December 31, 2022 (our “2022 Form 10-K”). Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business and related financings, include forward-looking statements that involve risks, uncertainties, and assumptions. These statements are based on our beliefs and expectations about future outcomes and are subject to risks and uncertainties that could cause our actual results to differ materially from anticipated results. Except as required by law, we undertake no obligation to publicly update these forward-looking statements, whether as a result of new information, future events, or otherwise. You should read the “Risk Factors” section included in our 2022 Form 10-K and the “Risk Factors” and “Disclosure Regarding Forward-Looking Statements” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Company Overview

TransCode is a platform delivery company focused on oncology, created on the belief that cancer can be defeated through the intelligent design and effective delivery of targeted therapeutics. Our lead therapeutic candidate, TTX-MC138, targets microRNA-10b, or miRNA-10b, a master regulator of metastatic cell viability in a range of cancers, including breast, pancreatic, ovarian, colon cancer, glioblastomas, and several others. In December 2022, TransCode received authorization from the U.S. Food and Drug Administration, or FDA, to conduct a Phase 0 clinical trial intended to demonstrate quantitative delivery of TTX-MC138 to metastatic lesions in subjects with advanced solid tumors. On April 25, 2023, we received Institutional Review Board, or IRB, approval from the Dana Farber Cancer Center to commence the trial at its affiliate, Massachusetts General Hospital, or MGH. In parallel, we are conducting studies with TTX-MC138 in support of our planned investigational new drug, or IND, application for a Phase I/II clinical trial with TTX-MC138.

Our other preclinical programs include two solid tumor programs, TTX-siPDL1, an siRNA-based modulator of programmed death-ligand 1, or PD-L1, and TTX-siLIN28B, an siRNA-based inhibitor of RNA-binding protein LIN28B. TransCode also has three cancer-agnostic programs, TTX-RIGA, an RNA-based agonist of the retinoic acid-inducible gene I, or RIG-I, targeting activation of innate immunity in the tumor microenvironment; TTX-CRISPR, a CRISPR/Cas9-based therapy platform for the repair or elimination of cancer-causing genes inside tumor cells; and TTX-mRNA, an mRNA-based platform for the development of cancer vaccines that activate cytotoxic immune responses against tumor cells.

All our therapeutic candidates are designed to utilize our proprietary delivery mechanism with the goal of significantly improving outcomes for cancer patients.

Targeted Therapeutic Delivery Background

For decades, ribonucleic acid, or RNA, has been a topic of investigation by the scientific community as a potentially attractive therapeutic modality because it can target any gene and it lends itself to rational and straightforward drug design. RNA-based therapeutics are highly selective to their targets, potentially applicable to a broad array of previously undruggable targets in the human genome. We believe that one of the major challenges to widespread use of RNA therapeutics in oncology and other indications has been the inability to deliver these molecules inside cells other than the liver.

Additionally, delivery remains a significant challenge with CRISPR-based genome editing tools as well as mRNAs in the context of cancer. We believe that our proprietary TTX delivery platform has the potential to resolve these key challenges. We believe overcoming the challenges of delivery would represent an important step in unlocking therapeutic access to a variety of documented targets involved in a range of cancers and other diseases.

TransCode has created a design engine to customize the development of targeted therapeutics that is modular, both at the levels of the core nanoparticle and therapeutic loading. The size, charge, and surface chemistry of the core iron oxide nanoparticle is designed so that it can be tuned to optimize the particles for the intended target and therapeutic load. The therapeutic load is designed to consist of synthetic oligonucleotides and other molecular moieties that can be adapted to the specific approach being developed. The approach can range from RNA interference, or RNAi, including small interfering RNAs, antisense oligonucleotides, and non-coding RNA mimics to mRNA-based cancer vaccines, CRISPR-based gene repair and replacement platforms, and Pattern Recognition Receptors such as RIG-I. We believe the platform can further be used for developing targeted radiolabeled therapeutics and diagnostics and other custom products targeting known and novel biomarkers and other genetic elements as they are discovered and validated.

The TTX platform is designed to overcome extracellular and intracellular delivery issues of stability, efficiency, and immunogenicity faced by existing lipid and liposomal nanoparticle platforms while optimizing targeting of and accumulation in tumors and metastases. We believe the ability to deliver targeted therapeutics inside tumors and metastases will potentially allow us to target genes and other important biomarkers for cancer treatment that have until now remained undruggable using other delivery systems.

Delivery System

The therapeutic potential of RNA in oncology has remained an unrealized promise due in large part, we believe, to the difficulty in safely and effectively delivering oligonucleotides, i.e., synthetic RNA molecules, to tumors. TransCode believes it is now closer to solving this challenge by means of our TTX platform. Our TTX platform leverages an iron-oxide nanoparticle, or IONP, approved for clinical use as a cancer imaging agent and in treating iron deficiency anemia, as the physical carrier.

The TTX technology has gone through over 18 years of research and development, or R&D, and optimization, including 12 years at Harvard Medical School and the Massachusetts General Hospital, by our scientific co-founders prior to company formation. As an expansion of the original platform design, we recently submitted a U.S. provisional patent application entitled “Nanoparticles Comprising Payloads and Their In Vivo Delivery” as our next generation IONP delivery platform. We believe that this expanded use platform has the potential to broaden TTX’s targeted therapeutic delivery to include both mRNA vaccines as well as CRISPR candidates to tumors and metastases. The increased delivery opportunity could allow us to participate in additional rapidly growing global marketplaces. According to a recent analysis by Emergen Research, the global CRISPR Technology Market is expected to reach $3.94 billion by 2027. The global mRNA therapeutics market size was estimated to reach $33.82 billion in 2023 and is projected to grow at a compound annual growth rate of 24.58% to reach $158.20 billion by 2030 according to an April 2023 360iResearch™ publication.

Our TTX nanocarrier is designed to be tunable to pre-designed specifications to deliver therapeutic oligonucleotides to RNA targets in tumors and metastases without compromising the integrity of the oligonucleotide. We believe TTX nanocarriers differentiate us from competitive delivery approaches, many of which rely on lipid particles or chemical structures, such as GalNAc. These competitive delivery approaches effectively target sites in the liver but not sites in tumors and metastases elsewhere. Our nanocarrier is derived from, and is chemically similar to, nanoparticles extensively used in imaging (Feridex, from Advanced Magnetics) or for treating iron deficiency anemia (Feraheme, also from Advanced Magnetics).

Our TTX delivery platform is specifically designed to minimize early kidney and liver clearance, translating into a long circulation half-life that allows for efficient accumulation in tumors and metastases. Nanoparticles similar in formulation to ours have an excellent clinical safety record of low toxicity and immunogenicity, and their built-in imaging capabilities due to their iron core which is magnetic and visible with magnetic resonance imaging, or MRI, have the additional benefit of enabling quantification of the particles’ delivery to target organs. The nanoparticles are functionalized with amino groups to provide stable links to the therapeutic oligonucleotides of interest through disulfide bonds. The nanoparticles are coated with dextran, a glucose polymer, to protect the oligonucleotides from degradation and to provide overall stability to the particle.

The small hydrodynamic size and the charge of the resulting nanoparticles are designed to maximize distribution throughout the tumor microvasculature, extravasation into the interstitium of tumors and metastases, and uptake by tumors. The physicochemical properties of the nanoparticles are expected to further facilitate their rapid uptake by tumors by exploiting the high metabolic activity of cancer cells, a process analogous to the mechanism behind the systemic loading of metastatic cancer cells with fluorodeoxyglucose for diagnostic Positron Emission Tomography. We believe the combined result of a hydrodynamically-favored distribution and a metabolically-triggered uptake will result in the enhanced ability of TransCode’s nanoparticles to access genetic targets inside tumors.

Exemplified by our June 2022 filing of U.S. provisional application 63/356,449, TransCode initiated research and development efforts designed to introduce radiotherapy into the delivery of RNA therapeutic payloads using TTX. Two of TransCode’s programs, TTX-MC138 and TTX-RIGA, are being assessed for radionuclide integration in either a systemically or locally delivered manner for both the treatment and diagnosis of solid tumors.

Advancing new RNA therapies through a modular approach

The TransCode TTX platform is modular by design, both at the level of the core nanoparticle and at the therapeutic loading. The size, charge, and surface chemistry of the core nanoparticles are designed to be tuned to optimize them for the intended target and therapeutic load. Also, the therapeutic load is designed to be adapted to the specific approach being developed, ranging from RNAi which includes small interfering RNAs, or siRNAs, antisense oligonucleotides, non-coding RNA mimics to mRNA–based cancer vaccines, and Clustered Regularly Interspaced Palindromic Repeats, or CRISPR, –based gene repair and replacement platforms as well as Pattern Recognition Receptors such as RIG-I.

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

Additionally, we are interested in pursuing diagnostic approaches for RNA targets that might be relevant and important to informing treatment of patients using RNA therapeutics. Our 2018 license with MGH includes a patented microRNA screening assay with the potential to detect expression of microRNAs in patient blood. We intend to optimize this diagnostic test to detect miR-10b in cancer patients as our first commercial testing product. If approved, this test could be used as a screening assay to detect metastasis in a variety of tumor types. Also, we believe we may be able to use this test to evaluate miR-10b expression before, during and after treatment to best determine timing of therapeutic intervention.

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

Dr. Medarova’s paper suggests that the radiolabeling does not impact tumor cell uptake or the ability of TTX-MC138 to engage its target. The paper also shows that the biodistribution of Cu-64 labeled TTX-MC138, when injected at a microdose, reflects its biodistribution at the level of a therapeutic dose. These key findings are expected to enable a microdosing study with TTX-MC138 in patients which we believe:

(i)	allows precise quantitation of the amount of TTX-MC138 delivered to the metastatic lesions because of the higher sensitivity and quantitative accuracy of positron emission tomography;

(ii)	permits measurement of the pharmacokinetics and biodistribution of TTX-MC138 not only in the metastatic lesions but in other tissues throughout the body. This knowledge can inform Phase I/II clinical trial designs by allowing us to determine drug uptake and clearance from vital organs;
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

SBIR Award

In April 2021, we received a Fast-Track Small Business Innovation Research award, or SBIR Award, from the National Cancer Institute to provide up to $2,392,845 to fund a two-phased research partnership between us and Massachusetts General Hospital. The program commenced on April 15, 2021, and is expected to end in March 2024. We received SBIR Award funds of $308,861 in May 2021, $1,129,316 in the second year of the award and $870,597 in April 2023 for the third year of the Award. In the SBIR Award application, we proposed performing key translational experiments including IND-enabling and supporting imaging studies using MRI to assess delivery and target engagement of TTX-MC138 in metastatic lesions of breast cancer patients. The experiments are designed to achieve the following aims:

SBIR Phase I:

Aim 1. Optimize a method for measuring miR-10b expression in breast cancer clinical samples.

SBIR Phase II:

Aim 2. File an IND application for TTX-MC138.

Aim 3. Use imaging to determine the uptake of TTX-MC138 by radiologically-confirmed metastases in breast cancer patients.

We believe that we have achieved the first milestone which included development and validation of a method for the use of a test called qRT-PCR to measure miR-10b expression in patient blood and tissue samples. The qRT-PCR test is often considered the gold standard for quantifying circulating miRNAs with high sensitivity and specificity and with a wide analytical measurement range. This validated test was used to identify the level that would be considered a positive expression of miR-10b in samples from metastatic cancer patients. An expected criterion for patient inclusion in our Phase 0 First-in-Human study is to enroll only patients with a positive expression of miR-10b. We also believe that we achieved the study’s second milestone as we filed an IND application with FDA to support a clinical trial with TTX-MC138. We received funding for the third year of the Award in April 2023.

Financial Operations Overview

From inception in January 2016 through approximately mid-2021, we devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting limited research and development activities, and preparing for manufacturing clinical-trial quantities of our lead product candidate. Following our IPO, we have expanded our R&D activities and our company operations. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet completed any clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. Through March 31, 2023, we had received gross proceeds of $32.5 million primarily from our IPO, from an offering of our common stock in February 2023, and from borrowings obtained between 2018 and 2020 under convertible promissory notes.

We have incurred significant operating losses since inception. Our net losses were $4.8 million and $17.6 million for the three months ended March 31, 2023, and the year ended December 31, 2022, respectively. At March 31, 2023, we had an accumulated deficit of $32.7 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates for which there is no assurance of occurrence. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

At March 31, 2023, we had cash of approximately $1.6 million. In April 2023, we received an additional approximately $0.9 million under our SBIR Award and approximately $0.3 million from sales of common stock under the White Lion Purchase Agreement (as defined below). We believe that these amounts will be sufficient to fund our operating expenses and capital expenditure requirements into but not through the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point, we will need to raise additional capital which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms we find acceptable, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives and our business operations. See “Liquidity and capital resources.”

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

Interest income

Interest income consists primarily of income earned on our cash balances. Our interest income has not been significant due to low cash balances and, since the IPO, until recently, low interest rates earned on our cash balances.

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

Results of operations

The following table summarizes our unaudited results of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change

	(in thousands)
Operating expenses
Research and development	$2,591	$1,882	$709
General and administrative	2,310	1,596	714
Total operating expenses	4,901	3,478	1,423
Loss from operations	(4,901)	(3,478)	(1,423)
Other income (expense)
Grant income	79	7	72
Interest income	5	—	5
Total other income (expense)	84	7	77
Net loss	$(4,817)	$(3,471)	$(3,974)

Comparison of the three months ended March 31, 2023 and 2022

Research and development expenses

Research and development, or R&D, expenses increased $709 thousand for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily due to increased R&D consulting, purchased services and supplies, and compensation and related personnel costs .

General and administrative expenses

General and administrative expenses increased $714 thousand for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase was primarily a result of increased compensation and related personnel costs, costs for legal and accounting services, consulting costs and facilities costs, and corporate and other costs of being a public company, offset in part by reduced expenses for directors and officers liability insurance, corporate costs and travel expenses.

Grant Income

Grant income increased $72 thousand in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Grant income was recognized under an NIH grant awarded in April 2021 to fund certain study costs to advance our lead therapeutic candidate into clinical trials. The level of work activity under the award increased significantly in the first quarter of 2023 compared to the same quarter in 2022.

Interest expense

Interest expense was $0 for the three months ended March 31, 2023 and 2022.

Liquidity and capital resources

Sources of liquidity

Since inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if ever. We have funded our operations to date primarily with proceeds from borrowings under convertible promissory notes and with funds from our IPO and SBIR Award. Through March 31, 2023, we had received gross cash proceeds of approximately $32.5 million from these sources.

At March 31, 2023, we had cash of approximately $1.6 million. In April 2023, we received an additional approximately $0.9 million under our SBIR Award. We also received approximately $0.3 million from sales of common stock under our purchase agreement, or the White Lion Purchase Agreement, with White Lion Capital, LLC, or White Lion. Pursuant to the White Lion Purchase Agreement, we have the right, but not the obligation, from time to time in our sole discretion, to deliver to White Lion purchase notices directing White Lion to purchase up to $1,081,307 in aggregate gross purchase price of newly issued shares of our common stock. The White Lion Purchase Agreement is effective until the earlier of (i) May 31, 2023, and (ii) the date that all shares are sold under the White Lion Purchase Agreement. See Note 15 to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding the White Lion Purchase Agreement.

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

At March 31, 2023, we had cash of approximately $1.6 million. We believe that these funds along with approximately $0.9 million in additional funding received in April 2023 under our SBIR Award and approximately $0.3 million from sales of stock under the White Lion Purchase Agreement will be sufficient to fund our operating expenses and capital expenditure requirements into but not through the second quarter of 2023. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we expect. We do not believe that our existing cash will be sufficient to fund our planned operating and capital expenditures for at least the next 12 months from the date of our financial statements, included elsewhere in this Quarterly Report on Form 10-Q. Potentially changing circumstances may also result in depletion of our capital resources more rapidly than we currently anticipate. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that we will require additional capital for additional research, development, clinical trials, as we seek regulatory approval of our product candidates, company operations, and for licenses or acquisitions of other product candidates we may choose to pursue. If we receive regulatory approval for TTX-MC138 or other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, all of which will vary depending on where and how we choose to commercialize approved product candidates.

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

If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our research, product development, future commercialization efforts or business activities, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Cash flows

The following table summarizes our unaudited cash flows for the periods indicated:

	Three Months ended March 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(4,514)	$(3,949)
Net cash used in investing activities	(13)	(31)
Net cash provided by (used in) financing activities	1,181	6
Net increase (decrease) in cash	$(3,346)	$(3,974)

Comparison of the three months ended March 31, 2023 and 2022

Operating activities

During the three months ended March 31, 2023, we used cash of $4,514 thousand in operating activities compared to using $3,949 thousand in the three months ended March 31, 2022. The cash used in operating activities in the 2023 period primarily reflected our net loss of $4,817 thousand, an increase of $673 thousand in prepaid expenses and other current assets, an increase in security deposit of $112 thousand, and an increase in operating lease liability of $107 thousand, offset in part by an increase in accounts payable and accrued expenses of $576 thousand, a decrease in grant receivable of $360 thousand, and non-cash share-based compensation expense of $159 thousand.

Changes in accounts payable and accrued expenses were generally due to the amounts and timing of vendor invoicing and payments.

Investing activities

During the three months ended March 31, 2023, we used cash of $13 thousand in investing activities, primarily for purchases of laboratory equipment, a decrease from the $31 thousand of laboratory equipment purchases in the 2022 period.

Financing activities

During the three months ended March 31, 2023, we obtained cash of $1,181 thousand from the sale of common stock under an equity purchase agreement.

During the three months ended March 31, 2022, we obtained cash of $6 thousand from an exercise of stock options.

Contractual obligations and commitments

At March 31, 2023, we had future minimum lease payments under a non-cancelable operating lease commitment of $833,721. We enter into contracts in the normal course of business with CMOs, CROs and other third parties for the manufacture of our product candidates, to support clinical trials and preclinical research studies and testing, and for other purposes. These contracts are generally cancelable by us. Any payments due upon cancellation of these contracts generally consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation although some agreements provide for termination fees.

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

While our significant accounting policies are described in more detail in Note 2 to our unaudited financial statements appearing elsewhere in this Quarterly Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Share-based compensation

We measure the expense of share-based awards granted to employees, directors and others based on the fair value of the underlying award on the date of the grant. We recognize the corresponding compensation expense of those awards over the requisite service period, generally the vesting period of the respective award. Through March 31, 2023, we had issued restricted stock and stock options, each with service-based vesting conditions, and recorded share-based compensation expense resulting from those awards as vesting occurred. All shares of restricted stock have vested and there is no further compensation expense to be recorded in connection with restricted stock. We would apply the graded-vesting method to all share-based awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

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

Factors that May Affect Future Results

You should refer to Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of important factors that may affect our future results.

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

Internal control over financial reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed during 2021 and 2022, many of which remain unremediated. In September 2022, we engaged a consulting firm to assist us improve our disclosure controls and procedures. That work is ongoing. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, “We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.”

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

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of our initial public offering is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company after our initial public offering if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

Information Technology Risks

Our data and computer systems are subject to threats from malicious software codes and viruses, phishing, ransomware, business email compromise attacks, or other cyber-attacks. In July 2021, we were subject to what we believe was a phishing attack. Although we do not believe this incident had a material impact on our business or financial condition, the number and complexity of these threats continue to increase. See Part I, Item 1.A. - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, “We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.” The Company has taken and continues to take steps to mitigate the risk of cyberattacks including enhancing its email screening, engaging with computer support firms to provide forensics and training services, among other services, and enhancing security protocols for vendor payments. The Company intends to take additional steps to continue to enhance its cybersecurity defenses. Despite steps the Company has taken or may take in the future, there is no assurance that it will not suffer material and adverse consequences as a result of cyberattacks or other computer-based activities. In addition, there is no assurance that any steps we may take will be effective or prevent material adverse effects on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk related to changes in interest rates. At March 31, 2023, and December 31, 2022, our cash was held in checking and savings accounts at major U.S. banks. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our holdings, an immediate 10% change in the interest rate would not materially affect the fair market value of our investments or our financial position or results of operations.

At March 31, 2023, and December 31, 2022, we had no debt outstanding. We currently, therefore, are not subject to interest rate risk related to outstanding debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Euro, the currency for certain of our major purchases. For the three months ended March 31, 2023 and 2022, we did not recognize foreign currency transaction losses. Foreign currency transaction losses, if any, are recorded as a component of other income (expense) in our statements of operations. An immediate 5% change in the Euro exchange rate would not have a material effect on our results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon such evaluation, and due to the material weakness described elsewhere in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective.

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

During the three months ended March 31, 2023, we continued to implement the steps we identified during the year ended December 31, 2022, to address the internal control deficiencies that contributed to the material weaknesses, including the following:

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

While we believe that these efforts will improve our internal control over financial reporting, implementation of these and other measures will be ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. We cannot reasonably estimate when these remediation measures will be completed nor can we assure you that the measures we have taken to date, and are continuing to take, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements as necessary.

Changes in Internal Control over Financial Reporting:

Other than the remediation measures described above, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to disclose information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Unregistered Sales of Equity Securities

During the three months ended March 31, 2023, in connection with an agreement we entered into with a consultant, we issued warrants to purchase up to 250,000 shares of common stock at $0.50 per share which were outstanding at March 31, 2023. These warrants are exercisable any time after August 23, 2023, until February 23, 2028, subject to the right, in our sole discretion exercisable not later than August 22, 2023, to reduce the number of warrants to 125,000. The issuance of the warrants was made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 4(a)(2) of the Securities Act.

Other than as described above or as disclosed in a Current Report on Form 8-K, we did not make any unregistered sales of equity securities during the three months ended March 31, 2023.

(c)Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

4.1	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on February 17, 2023).

10.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 17, 2023).

10.2

Common Stock Purchase Agreement, dated April 13, 2023, by and between TransCode Therapeutics,Inc. and White Lion Capital LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 14, 2023).

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

TRANSCODE THERAPEUTICS, INC.

Date: May 15, 2023	/s/ R. Michael Dudley
R. Michael Dudley
Chief Executive Officer

Date: May 15, 2023	/s/ Thomas A. Fitzgerald
Thomas A. Fitzgerald
Chief Financial Officer
(Principal Financial and Accounting Officer)