Form 10-Q
period 2023-06-30
Transcode Therapeutics, Inc.
filed 2023-08-14
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________

FORM 10-Q

____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

At August 4, 2023, the registrant had 2,025,674 shares of Common Stock, $0.0001 par value per share, outstanding.

TRANSCODE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
●	the results and timing of our preclinical and clinical trial activities;
●	a potential delisting of our common stock from trading on the Nasdaq Capital Market if our stockholders’ equity does not meet and maintain the $2.5 million minimum Nasdaq threshold;
●	the impact of the COVID-19 coronavirus pandemic, including the spread of new strains of the virus, on our activities as described herein and otherwise, including but not limited to our ability to enroll a sufficient number of patients to advance our clinical trials;
●	the therapeutic benefits, effectiveness and safety of our therapeutic candidates;
●	the expected regulatory approval pathway for our therapeutic candidates and our ability to receive regulatory approval for our therapeutic candidates in the United States, Europe and other geographies;
●	our reliance on third parties for the planning, conduct and monitoring of clinical trials for the manufacture of clinical drug supplies and drug product, and for other requirements;
●	our dependance on contract research organizations and other institutions to manage our clinical trials;
●	our ability to expand our therapeutic candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
●	our ability to negotiate or renegotiate on favorable terms, or at all, agreements with third parties;
●	our estimates of the size and characteristics of the markets that may be addressed by our therapeutic candidates;
●	market acceptance of our therapeutic candidates that are approved for marketing in the United States or other countries;
●	our ability to successfully commercialize our therapeutic candidates;
●	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our therapeutic candidates have been developed to treat;
●	the impact of natural disasters, global pandemics (including further outbreaks of existing strains of COVID-19 or new variants of the virus), armed conflicts and wars, labor disputes, lack of raw materials or other supplies, issues with facilities and equipment, or other forms of disruption to business operations at our manufacturing or laboratory facilities or those of our vendors or at clinical trial sites;
●	our ability to utilize our proprietary technological approach to develop and commercialize our therapeutic candidates;

●	potential collaborators to license and commercialize any therapeutic candidates for which we receive regulatory approval in the future in or outside of the United States;
●	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
●	our ability to protect our intellectual property and operate our business without infringing the intellectual property rights of others; and
●	our ability to generate revenue and become profitable.

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

The risks set forth above are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in or implied by any forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and with respect to our business and future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under “Risk Factors” in our Annual Report on Form 10-K and in our other regulatory filings and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You are advised, however, to consult any further disclosures we make in our reports filed with the United States Securities and Exchange Commission, or SEC.

DATA, INFORMATION, TRADEMARKS, SERVICE MARKS, AND TRADE NAMES

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

For the purpose of this Quarterly Report on Form 10-Q, TransCode Therapeutics® is referred to as TransCode. Additionally, “we,” “our,” “us” and the “Company” refer to TransCode.

REVERSE STOCK SPLIT

On May 23, 2023, the Company effected a reverse split of the Company’s common stock, shares either issued and outstanding or held by the Company as treasury stock, (the “2023 Reverse Split”). The 2023 Reverse Split was previously approved by the Board and shareholders of the Company. The 2023 Reverse Split was at a ratio of one share for every 20 shares previously held with no change in the par value per share. The 2023 Reverse Split did not change the number of authorized shares of common stock. All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in this Quarterly Report on Form 10-Q, including our financial statements, have been retroactively adjusted to reflect the 2023 Reverse Split.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCODE THERAPEUTICS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$3,572,475	$4,968,418
Grant receivable	—	360,229
Prepaid expenses and other current assets	1,320,462	2,050,758
Total current assets	4,892,937	7,379,405
Property and equipment, net of depreciation	178,975	208,581
Right-of-use asset	697,777	—
Security deposit	111,856	—
Total assets	$5,881,545	$7,587,986
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$3,044,042	$4,347,290
Deferred grant income	81,747	—
Current portion of lease liability	397,641	—
Total current liabilities	3,523,430	4,347,290
Long-term portion of lease liability	265,652	—
Total liabilities	3,789,082	4,347,290
Stockholders’ equity (deficit):
Preferred stock – $0.0001 par value; 10,000,000 shares authorized at June 30, 2023, and December 31, 2022; - 0- shares issued and outstanding at June 30, 2023, and December 31, 2022	—	—
Common stock – $0.0001 par value, 290,000,000 shares authorized at June 30, 2023, and December 31, 2022; 1,950,674 and 648,862 shares issued and outstanding at June 30, 2023, and December 31, 2022, respectively	195	65
Additional paid-in capital	39,121,104	31,110,880
Accumulated deficit	(37,028,836)	(27,870,249)
Total stockholders’ equity	2,092,463	3,240,696
Total liabilities and stockholders’ equity (deficit)	$5,881,545	$7,587,986

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$2,965,910	$2,620,028	$5,557,260	$4,501,604
General and administrative	2,164,926	2,087,265	4,474,688	3,683,191
Total operating expenses	5,130,836	4,707,293	10,031,948	8,184,795
Operating loss	(5,130,836)	(4,707,293)	(10,031,948)	(8,184,795)
Other income
Grant income	788,937	34,730	868,345	41,720
Interest income	246	1,331	5,017	1,773
Total other income	789,183	36,061	873,362	43,493
Net loss	$(4,341,653)	$(4,671,232)	$(9,158,586)	$(8,141,302)

Basic and diluted loss per share
Net loss	$(4,341,653)	$(4,671,232)	$(9,158,586)	$(8,141,302)
Weighted-average common shares outstanding	1,319,529	648,862	1,020,644	648,862
Net loss per share	$(3.29)	$(7.20)	$(8.97)	$(12.55)

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Six months ended June 30, 2023
Balance, December 31, 2022	648,862	$65	$31,110,880	$(27,870,249)	$3,240,696
Net loss	—	—	—	(4,816,934)	(4,816,934)
Issuances of common stock, net	142,315	14	1,180,672	—	1,180,686
Share based compensation	—	—	158,760	—	158,760
Balance, March 31, 2023	791,177	$79	$32,450,312	$(32,687,183)	$(236,792)
Net loss	—	—	—	(4,341,653)	(4,341,653)
Issuances of common stock, net	1,159,497	116	6,495,308	—	6,495,424
Share based compensation	—	—	175,484	—	175,484
Balance, June 30, 2023	1,950,674	$195	$39,121,104	$(37,028,836)	$2,092,463

Six months ended June 30, 2022
Balance, December 31, 2021	645,229	$65	$30,709,562	$(10,305,281)	$20,404,346
Net loss	—	—	—	(3,470,070)	(3,470,070)
Exercise of stock options	3,633	—	5,989	—	5,989
Share based compensation	—	—	60,573	—	60,573
Balance, March 31, 2022	648,862	$65	$30,776,124	$(13,775,351)	$17,000,838
Net loss	—	—	—	(4,671,232)	(4,671,232)
Share based compensation	—	—	98,599	—	98,599
Balance, June 30, 2022	648,862	$65	$30,874,723	$(18,446,583)	$12,428,205

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,158,586)	$(8,141,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60,610	44,299
Amortization of right-of-use asset	177,180	—
Share-based compensation expense	334,244	159,172
Changes in assets and liabilities:
Prepaid expenses and other current assets	730,296	1,458,646
Accounts payable and accrued expenses	(1,167,452)	(799,855)
Deferred grant income	81,747	(6,990)
Grants receivable	360,229	(34,730)
Security deposit	(111,856)	—
Operating lease liability	(211,664)	—
Net cash used in operating activities	(8,905,252)	(7,320,760)
Cash flows from investing activities:
Purchase of equipment	(31,003)	(72,704)
Net cash used in investing activities	(31,003)	(72,704)
Cash flows from financing activities:
Net proceeds from sales of common stock	7,676,109	—
Payments of deferred offering costs	(135,797)	—
Proceeds from exercise of stock options	—	5,989
Net cash provided by financing activities	7,540,312	5,989
Net change in cash	(1,395,943)	(7,387,475)
Cash, beginning of period	4,968,418	20,825,860
Cash, end of period	$3,572,475	$13,438,385
Supplemental disclosure of cash flow
Cash paid during the period for:
Interest related to insurance premium payment plan	$9,224	$5,129
Right-of-use assets obtained in exchange for operating lease liabilities	$874,957	$—

The accompanying notes are an integral part of these unaudited financial statements.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2023

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

Following the IPO, the Company’s common stock commenced trading on the Nasdaq Capital Market under the ticker symbol “RNAZ”. The Company issued 359,375 shares of common stock in connection with the IPO, including exercise of the underwriter’s over-allotment option, at an initial offering price of $80.00 per share. The net proceeds from the IPO were approximately $25.4 million after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company, including offering costs paid in 2020. In connection with the IPO, the Company also granted the underwriters warrants to purchase up to 15,625 shares of Company common stock at an exercise price of $100.00 per share (125% of the initial public offering price). Upon the closing of the IPO, outstanding convertible promissory notes converted into 53,406 shares of Company common stock.

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

For the six months ended June 30, 2023, net cash used in operating activities was $8.9 million and the Company’s net loss was $9.2 million. As of June 30, 2023, the Company had an accumulated deficit of $37.0 million and $3.6 million in cash.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2023

(Unaudited)

The Company plans to expand development of its lead therapeutic candidate and other candidates, and explore strategic partnerships. Management believes that current cash is sufficient to fund operations and capital requirements into September 2023, but will not be sufficient to fund requirements for a full 12 months from the date of these financial statements.

To support its planned expanded operations, the Company will require additional capital; however, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. Through June 30, 2023, the Company’s primary source of capital was from the sale of equity securities, funds received under the SBIR Award (see Note 7), and previous sales of convertible promissory notes. For the foreseeable future, the Company plans to fund its operations by continuing to raise additional capital, primarily through sales of equity or debt and pursuit of additional grants.

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

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, these financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of TransCode Therapeutics, Inc. at June 30, 2023, and its results of operations for the three and six months ended June 30, 2023 and 2022, and its cash flows for the six months ended June 30, 2023 and 2022. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022, and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2023

(Unaudited)

(c)	Basic and Diluted Earnings (Loss) per Share

Basic net loss per share is determined by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share includes the effect, if any, from the potential conversion, vesting or exercise of securities (Contingent Securities) such as convertible promissory notes, stock options and warrants, which would result in the issuance of additional shares of common stock. The computation of diluted net loss per shares does not include the conversion or exercise of Contingent Securities when the effect of doing so would be antidilutive.

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

The Company’s financial instruments at June 30, 2023, and December 31, 2022, included cash, grant receivable, prepaid expenses and other current assets, right-of-use asset, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability. Cash is reported at fair value. The recorded carrying amount of grant receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability approximate their fair value due to their short-term or fixed arrangements nature.

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

June 30, 2023

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

June 30, 2023

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company's adoption of ASU 2020-06 on January 1, 2023, did not have a material impact on the Company's financial statements.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2023

(Unaudited)

(m) Reverse Stock Split

On May 23, 2023, the Company effected a reverse split of the Company’s common stock, either issued and outstanding or held by the Company as treasury stock, (the “2023 Reverse Split”) previously approved by the Board and shareholders of the Company. The 2023 Reverse Split was at a ratio of one share for every 20 shares previously held with no change in the par value per share. The 2023 Reverse Split did not change the number of authorized shares of common stock. All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have been retroactively adjusted to reflect the reverse stock split.

(n)Collaboration Agreements

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

(o)Leases

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2023

(Unaudited)

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of the dates of the Company’s balance sheets herein. The carrying amount of cash, grant receivable, prepaid expenses and other current assets, right-of-use asset, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability approximate their fair value due to their short-term or fixed arrangements nature.

(4)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2023	2022
Prepaid operating expenses	$138,415	$122,428
Contract manufacturers and research organizations	722,347	241,111
Insurance premiums	37,208	1,255,317
Prepaid FICA	422,492	422,492
Deposits	—	9,410
	$1,320,462	$2,050,758

(5)   Property and Equipment

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2023	2022
Laboratory and computer equipment	$379,444	$348,441
Less accumulated depreciation	(200,469)	(139,860)
Total property and equipment, net	$178,975	$208,581

Depreciation expense for the three months ended June 30, 2023 and 2022, was $30,970 and $22,698, respectively, and $60,610 and $44,299, respectively, for the six months ended June 30, 2023 and 2022.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2023

(Unaudited)

(6)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2023	2022
Professional and general consulting fees	$317,089	$758,816
R&D expenses – CMOs, CROs, supplies, equipment and consulting	1,904,658	2,397,038
General expenses	464,808	124,676
Insurance premiums	3,217	844,283
Payroll and benefits	312,242	164,657
Accrued license payments	42,028	57,820
	$3,044,042	$4,347,290

At June 30, 2023, and December 31, 2022, the Company’s outstanding payables to CROs or CMOs included above were $1,524,945 and $2,030,347, respectively.

See Note 8 for further information regarding the accrued license payments.

(7)  Grant Income

In April 2021, the Company received a Fast-Track Small Business Innovation Research Award (the “SBIR Award”) from the National Cancer Institute of the National Institutes of Health (the “NIH”). The Award was for up to $2,392,845 over three years to fund a two-phased research partnership between the Company and Massachusetts General Hospital. In May 2021, the Company received the first year funding of $308,861. In May 2022, second-year funding of $1,129,316 was made available to the Company. In April 2023, the Company received funding of $870,684 for the third year of the SBIR Award. Income under the grant is recognized as work under the grant is completed. The Company recognized grant income of $788,937 and $868,345, respectively, for the three and six months ended June 30, 2023, and $34,730 and $41,720, respectively, for the three and six months ended June 30, 2022. The Company had deferred grant income of $81,747 and $0 at June 30, 2023, and December 31, 2022, respectively.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2023

(Unaudited)

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the six months ended June 30, 2023. Prior to February 1, 2023, the Company had no operating leases with maturities greater than one year. The Company does not recognize any variable lease costs or short-term lease costs in connection with the operating lease.

Six Months
Ended
Operating Leases	June 30, 2023
Weighted average remaining lease term (years)	1.58
Weighted average discount rate	3.6%

Year ending December 31,
2023	$186,426
2024	459,749
2025	38,291
Total undiscounted lease payments	684,466
Imputed interest	(21,173)
Lease liability	$663,293

Rent expense for the three months ended June 30, 2023 and 2022, was $188,906 and $103,161, respectively, and $337,881 and $143,590, respectively, for the six months ended June 30, 2023 and 2022.

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

As of June 30, 2023, and December 31, 2022, no milestone events had been achieved.

The royalties to be paid to Licensor shall be assessed on net sales of licensed products on a country-by-country basis in an amount equal to 3.0% for therapeutic products or processes, and 6.0% for clinical diagnostic products and processes. The Company shall pay Licensor 30% of any and all sublicense income.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2023

(Unaudited)

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

Accrued License Obligations

At June 30, 2023, and December 31, 2022, the Company had accrued $42,028 and $57,820, respectively, in license payments under the foregoing arrangements included in accounts payable and accrued expenses.

(c)	Collaboration Agreement

On July 29, 2022, the Company signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, the Company anticipates making certain expenditures with respect to Phase I and Phase II clinical trials in part through MD Anderson as a primary investigator site. MD Anderson will also provide preclinical work under the collaboration. The details of clinical and preclinical work are to be mutually agreed by the parties prior to commencing work. The Company has committed to fund up to $10 million over the term of the collaboration. Of this amount, the initial payment schedule called for $500,000 to be paid within the first year. Subsequent payments were scheduled to be $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. The Company is currently in negotiations with MD Anderson regarding committed upcoming payments as a result of changes in personnel at MD Anderson and in planned work. There is no assurance regarding the outcome of discussions with MD Anderson. Payments to MD Anderson are initially recorded as Prepaid Expenses. As work under the collaboration is performed by MD Anderson, the Company records research and development costs in its Statements of Operations. Total expenses incurred under the arrangement for the three and six months ended June 30, 2023 and 2022, were $0 in all periods. The arrangement expires on the later of July 29, 2027, or when the last active study is completed.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2023

(Unaudited)

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

The Company may from time to time be subject to claims by others under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. At June 30, 2023, and December 31, 2022, the Company did not know of any claims or actions pending against us or threatened, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition.

(f)	Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that require the Company, among other things, to indemnify the parties against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any costs as a result of payments required by such indemnifications. The Company is not aware of any indemnification arrangements that could have a material adverse effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements, as of June 30, 2023, and December 31, 2022.

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

The Company’s Certificate of Incorporation, originally filed on January 11, 2016, was amended on April 15, 2020, to increase the number of shares of common stock authorized and to authorize the issuance of preferred stock. The Company’s Certificate of Incorporation was further amended and restated on April 27, 2021, and on May 22, 2023, to effect the 2023 Reverse Split. The total number of shares which the Company is authorized to issue is 300,000,000, each with a par value of $0.0001 per share. Of these shares, 290,000,000 shall be common stock and 10,000,000 shall be preferred stock. At June 30, 2023, and December 31, 2022, the Company had 1,950,674 and 648,862 shares of common stock issued and outstanding, respectively. The preferred stock is undesignated; no shares of preferred stock have been issued.

On February 16, 2023, the Company entered into a Securities Purchase Agreement with certain purchasers named therein pursuant to which the Company sold 142,315 shares of common stock in a registered direct offering at a purchase price of $10.54 per share (the “February RDO”). Net proceeds from the February RDO, after deducting fees payable to the placement agent and other

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2023

(Unaudited)

offering expenses, were approximately $1.2 million. In connection with the February RDO, the Company also issued the placement agent warrants to purchase up to 9,962 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants will be exercisable commencing six months following the date of issuance, expire five years following the date of sale and have an exercise price per share of $13.175. See Note 10.

In April and May 2023, the Company sold an aggregate of 110,000 shares to White Lion Capital LLC (“White Lion”) under a Common Stock Purchase Agreement dated April 14, 2023, (the “White Lion Purchase Agreement”) between the Company and White Lion. Net proceeds to the Company were $518,844 after White Lion expenses but before aggregate legal and printing expenses the Company incurred of $75,418. The commitment period ended May 31, 2023.

On June 6, 2023, the Company entered into a Securities Purchase Agreement with a purchaser named therein pursuant to which the Company sold 99,000 shares of common stock, 1,901,000 pre-funded warrants (“PFWs”), together with accompanying 2,000,000 Series A-1 Warrants to purchase common stock (the “Series A-1 Warrants”), and 2,000,000 Series A-2 Warrants to purchase common stock (the “Series A-2 Warrants”) in a registered direct offering at a purchase price of $3.50 per share or PFW (the “June RDO”). The Series A-1 Warrants and the Series A-2 Warrants are identical in all material respects. The Series A -1 Warrants and Series A-2 Warrants became exercisable commencing June 9, 2023, and are exercisable for three years at an exercise price of $3.25 per share. Net proceeds from the June RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $6.1 million.

In connection with the June RDO, the Company also issued the placement agent warrants to purchase up to 140,000 shares of common stock (the “June Placement Agent Warrants”). The June Placement Agent Warrants became exercisable commencing June 9, 2023, expire three years following the date of sale and have an exercise price per share of $4.375. See Note 10.

(b)Common Stock

i.	Dividends

Subject to the rights of holders of any preferred stock, holders of common stock are entitled to receive dividends as may be declared from time to time by the Board. No cash dividends were declared or paid during the three and six months ended June 30, 2023, nor at any other time through the date of these financial statements.

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

(10) Warrants

In connection with the IPO, the Company granted the underwriters warrants to purchase up to 15,625 shares of Company common stock at an exercise price of $100.00 per share, which amount is 125% of the initial public offering price. The warrants have a five-year term and were not exercisable prior to January 9, 2022. All of the warrants were outstanding at June 30, 2023. The Company accounts for the warrants as a component of stockholders’ equity.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2023

(Unaudited)

In connection with the February RDO, the Company issued the placement agent warrants to purchase up to 9,962 shares of common stock. The Placement Agent Warrants become exercisable commencing August 17, 2023, expire February 16, 2028, and have an exercise price per share of $13.175 per share.

In connection with an agreement the Company entered into with a consultant in February 2023, the Company agreed to issue warrants to purchase up to 12,500 shares of common stock at $10.00 per share. These warrants were to be exercisable any time after August 23, 2023, until February 23, 2028, subject to the Company’s right in its sole discretion exercisable not later than August 22, 2023, to reduce the number of warrants to 6,250. The Company exercised this right in May 2023.

In connection with the June RDO, the Company issued 1,901,000 PFWs, together with accompanying 2,000,000 Series A-1 Warrants and 2,000,000 Series A-2 Warrants, at a purchase price of $3.49 per PFW. Each PFW is exercisable at $0.01 per share. The PFWs do not terminate or expire. The Series A-1 Warrants and Series A-2 Warrants became exercisable commencing June 9, 2023, expire three years following the date of sale and have an exercise price of $3.25 per share. The Company also issued the placement agent warrants to purchase up to 140,000 shares of common stock. The June Placement Agent Warrants became exercisable commencing June 9, 2023, expire three years after issuance, and have an exercise price per share of $4.375 per share.

The following table summarizes the Company’s outstanding or issuable warrants at June 30, 2023:

	Number	Exercise Price
Description	of Shares	Per Share
Placement agent warrants from IPO	15,625	$100.00
Placement agent warrants from February RDO	9,962	13.18
Consultant warrants	6,250	10.00
Series A-1 warrants	2,000,000	3.25
Series A-2 warrants	2,000,000	3.25
Placement agent warrants from June RDO	140,000	4.38
Pre-funded warrants from June RDO	950,000	0.01

(11) Share-Based Compensation

In April 2020, the Board approved the TransCode Therapeutics, Inc. 2020 Stock Option and Incentive Plan (the “2020 Plan”) providing for the issuance of options or other awards to purchase up to 151,639 shares of the Company’s common stock. The Board determined not to make any further awards under the 2020 Plan following the closing of the IPO. In March 2021, the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”) was approved by the Company’s Board and stockholders and became effective upon the effectiveness of the IPO. The 2021 Plan initially provided for the issuance of options or other awards to purchase up to 125,000 shares of the Company’s common stock. The number of options or other awards available under the 2021 Plan increased 32,261 shares in January 2022 and 32,443 in January 2023.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2023

(Unaudited)

date of the grant (five years for grants to any person possessing more than 10% of the total combined voting power of all classes of stock).

In 2020, the Board awarded options to purchase 87,813 shares of common stock under the 2020 Plan. In 2021, the Board awarded options to purchase 1,819 shares of common stock under the 2020 Plan. Of the options issued under the 2020 Plan, options for 3,948 shares terminated in December 2021 and options for 3,633 shares were exercised in January 2022. In 2022 and 2023, the Board awarded options to purchase common stock under the 2021 Plan as follows:

	Number of	Exercise Price
Date	Options	Per Share
February 2022	12,950	$49.00
March 2022	9,700	$42.40
June 2022	1,425	$24.80
October 2022	12,125	$21.40
December 2022	32,600	$10.20
May 10, 2023	1,425	$5.97
May 19, 2023	115,000	$5.67

Of options awarded under the 2021 Plan, 185,225 were outstanding at June 30, 2023.

At June 30, 2023, there were 76,378 options outstanding under the 2020 Plan that were vested and exercisable and 8,820 options outstanding under the 2021 Plan that were vested and exercisable. Information about options to purchase common stock of the Company under both Plans is as follows:

		Weighted
		average	Weighted
		exercise	average
	Number of	price	contractual
	shares	per share	term (years)
Outstanding at December 31, 2021	85,685	$6.60	5.2
Granted	68,800	24.40	6.4
Exercised	(3,633)	1.60	—
Forfeited	—	—	—
Outstanding at December 31, 2022	150,852	14.80	5.3
Granted	116,425	5.67	0.9
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at June 30, 2023	267,277	$10.84	4.9

The intrinsic value of the outstanding options as of June 30, 2023, was $0.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2023

(Unaudited)

Option valuation

The assumptions that the Company used to determine the grant-date fair value of options granted in the six months ended June 30, 2023 and 2022, were as follows:

	Six months ended June 30,
	2023	2022
Risk-free interest rate	4.01% - 4.72%	1.38% - 2.79%
Expected term (in years)	6.0	3.5 - 6.0
Expected volatility	100.6% - 100.8%	93.2%
Expected dividend yield	—	—
Fair value per share of underlying stock	$5.67 - $5.97	$24.80 - $49.00

The weighted average grant date fair value per share of the options granted in the six months ended June 30, 2023 and 2022, was $4.59 and $34.00, respectively.

The Company recorded share-based compensation expense of $175,484 and $334,244 during the three and six months ended June 30, 2023, respectively, and $98,599 and $159,172 during the three and six months ended June 30, 2022, respectively, all of which related to stock options. The remaining share-based compensation expense to be recognized in the future is approximately $1,449,755 over approximately 2.2 years.

(12) Employee Stock Purchase Plan

In 2021, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) to provide eligible employees of the Company with opportunities to purchase shares of the Company’s common stock. The ESPP initially provided for the purchase of an aggregate of up to 7,500 shares of common stock. The number of shares of common stock available through the ESPP increased by 4,500 shares in January 2022 and January 2023, and may be increased each subsequent year by up to 4,500 shares.

(13) Net Loss Per Share

The Company reported net losses for the three and six months ended June 30, 2023 and 2022. Reported basic and diluted net loss per share attributable to common stockholders are the same for all periods because shares issuable in connection with Contingent Securities have been excluded from the computation of diluted weighted-average shares outstanding. As indicated in the table below, the effect of their inclusion would have been antidilutive.

In accordance with ASC 260-10-45-13, a penny warrant is an instrument that requires the holder to pay little or no consideration to receive the shares upon exercise of the warrant. Since the shares underlying the PFWs are issuable for little or no consideration, the Company considered them outstanding in the context of basic earnings per share.

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic and diluted loss per share
Net loss	$(4,341,653)	$(4,671,232)	$(9,158,586)	$(8,141,302)
Weighted-average common shares outstanding	1,319,529	648,862	1,020,644	648,862
Net loss per share	$(3.29)	$(7.20)	$(8.97)	$(12.55)

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2023

(Unaudited)

Shares issuable upon the exercise of stock options shown in the computation of diluted loss per weighted-average share outstanding are assumed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares issuable on exercise of vested options	92,015	41,248	92,015	41,248

(14) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three and six months ended June 30, 2023 and 2022. The Company has recorded a full valuation allowance against its net deferred tax assets as of June 30, 2023, and December 31, 2022, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. Accordingly, the benefit of the net operating loss that would have been recognized in the three and six months ended June 30, 2023 and 2022, was fully offset by changes in the valuation allowance.

As of June 30, 2023, and December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

(15) Subsequent Events

For its financial statements as of June 30, 2023, the Company evaluated subsequent events through August 14, 2023, the date on which those financial statements were issued and determined that there were none for which disclosure is warranted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “predict,” “project,” “potential,” “should,” “will,” or “would,” and/or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors, including those set forth in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2022, that may cause our actual results, levels of activity, performance or achievements to be materially different from the results described in or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we caution you that these statements are based on a combination of facts and factors currently known by us, and our expectations of the future, about which we cannot be certain.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements described in the section of this Quarterly Report on Form 10-Q entitled “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.”

You should refer to “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Those factors are updated, as applicable, in “Factors that May Affect Future Results” below. As a result of the risks, uncertainties and assumptions described above and elsewhere, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with: (i) the interim financial statements and related notes thereto which are included in this Quarterly Report on Form 10-Q; and (ii) our annual financial statements for the year ended December 31, 2022, which are included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our other preclinical programs include two solid tumor programs, TTX-siPDL1, an siRNA-based modulator of programmed death-ligand 1. TransCode also has three cancer-agnostic programs, TTX-RIGA, an RNA-based agonist of the retinoic acid-inducible gene I, or RIG-I, targeting activation of innate immunity in the tumor microenvironment; TTX-CRISPR, a CRISPR/Cas9-based therapy platform for the repair or elimination of cancer-causing genes inside tumor cells; and TTX-mRNA, an mRNA-based platform for the development of cancer vaccines that activate cytotoxic immune responses against tumor cells.

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

IND Enabling Studies in Support of Phase I Clinical Trial

As of July 2023, we had completed the experimental portion of non-clinical IND-enabling studies in support of our planned application to conduct a Phase 1 clinical trial. We are also on track to complete Chemistry, Manufacturing and Control work, drug synthesis, and fill-finish of drug product manufactured to meet good manufacturing practices, or GMP, requirements that we intend to use in our planned Phase 1 trial.

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

In August 2023, we intend to submit a Phase IIB Competing Renewal Application to extend funding of our SBIR Award in support of commercialization of TTX-MC138. If awarded, the Phase IIB award is expected to provide up to $4.5 million of non-dilutive funding over two years beginning in the first half of 2024.

Financial Operations Overview

From inception in January 2016 through approximately mid-2021, we devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting limited research and development activities, and preparing for manufacturing clinical-trial quantities of our lead product candidate. Following our IPO, we have expanded our R&D activities and our company operations. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet completed any clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. Through June 30, 2023, we had received gross proceeds of $40.8 million primarily from our IPO, other equity financings, our SBIR Award and from borrowings obtained between 2018 and 2020 under convertible promissory notes.

We have incurred significant operating losses since inception. Our net losses were $9.2 million and $17.6 million for the six months ended June 30, 2023, and the year ended December 31, 2022, respectively. At June 30, 2023, we had an accumulated deficit of $37.0 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates for which there is no assurance of occurrence. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

At June 30, 2023, we had cash of $3.6 million. We believe that these amounts will be sufficient to fund our operating expenses and capital expenditure requirements into September 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point, we will need to raise additional capital which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms we find acceptable, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. See “Liquidity and capital resources.”

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

On July 29, 2022, we signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under this alliance, the Company anticipates making certain expenditures with respect to Phase I and Phase II clinical trials which it expects will be conducted in part by MD Anderson as a primary investigator site. MD Anderson will also provide preclinical work under the alliance. The details of clinical and preclinical work are to be mutually agreed by the parties prior to commencing work. We have committed to fund up to $10 million over the term of the collaboration, with $500,000 of such amount originally payable within the first year. Subsequent payments were scheduled to be $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. The Company is currently in negotiations with MD Anderson regarding committed upcoming payments as a result of changes in personnel at MD Anderson and in planned work. There is no assurance regarding the outcome of discussions with MD Anderson.

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

Results of operations

The following table summarizes our unaudited results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change

	(in thousands)
Operating Expenses
Research and Development	$2,966	$2,620	$346	5,557	$4,502	$1,055
General and Administrative	2,165	2,087	78	4,475	3,683	792
Total Operating Expenses	5,131	4,707	424	10,032	8,185	1,847
Operating Loss	(5,130)	(4,707)	(423)	(10,032)	(8,185)	(1,847)
Other Income (expense)
Grant Income	789	35	754	868	42	826
Interest Income	—	1	(1)	5	2	3
Total Other Income (expense)	789	36	753	873	44	829
Net income (loss)	$(4,342)	$(4,671)	$329	(9,159)	$(8,141)	$(1,018)

Comparison of the three and six months ended June 30, 2023 and 2022

Research and development expenses

Research and development, or R&D, expenses increased $346 thousand and $1,055 thousand for the three and six months ended June 30, 2023, respectively, compared to the same periods the prior year. The increases were primarily due to purchases of materials, and R&D consulting services, offset in part by reduced regulatory and purchased services costs.

General and administrative expenses

General and administrative expenses increased $78 thousand and $792 thousand for the three and six months ended June 30, 2023, respectively, compared to the same periods the prior year. The increases were primarily a result of increased compensation and related personnel costs, and legal, consulting, technology and facilities costs, offset in part by reduced accounting and audit expenses, compliance and licensing costs, and other costs of being a public company.

Grant Income

Grant income increased $754 thousand and $826 thousand in the three and six months ended June 30, 2023, respectively, compared to the same periods the prior year. Grant income was recognized under an NIH grant awarded in April 2021 to fund certain costs to advance our lead therapeutic candidate into clinical trials. Charges under the grant in the three months ended June 30, 2022, did not commence until June 1, 2022, because notice of the award was not issued until May 31, 2022.

Liquidity and capital resources

Sources of liquidity

Since inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if ever. We have funded our operations to date primarily with proceeds from borrowings under convertible promissory notes, with funds from our IPO and other equity financings, and our SBIR Award. Through June 30, 2023, we had received gross cash proceeds of approximately $40.8 million from these sources.

At June 30, 2023, we had cash of $3.6 million. In the June RDO, we received approximately $6.1 million in net proceeds from the sale of common stock and PFWs, together with accompanying Series A-1 and Series A-2 Warrants. See Notes 9 and 10 to our

unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding the June RDO.

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

At June 30, 2023, we had cash of $3.6 million. We believe that these funds will be sufficient to fund our operating expense and capital expenditure requirements into September 2023. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we expect. We do not believe that our existing cash will be sufficient to fund our planned operating and capital expenditures for at least the next 12 months from the date of our financial statements, included elsewhere in this Quarterly Report on Form 10-Q. Changed circumstances may also result in the depletion of our capital resources more rapidly than we currently anticipate. These circumstances raise substantial doubt about our ability to continue as a going concern. We anticipate that we will require additional capital for additional research, development, clinical trials, as we seek regulatory approval of our product candidates, company operations, and for licenses or acquisitions of other product candidates we may choose to pursue. If we receive regulatory approval for TTX-MC138 or other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, all of which will vary depending on where and how we choose to commercialize approved product candidates.

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

Cash flows

The following table summarizes our unaudited cash flows for the periods indicated:

	Six months ended June 30,
	2023	2022

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(8,905)	$(7,321)
Net cash used in investing activities	(31)	(73)
Net cash provided by financing activities	7,540	6
Net decrease in cash	$(1,396)	$(7,388)

Comparison of the six months ended June 30, 2023 and 2022

Operating activities

During the six months ended June 30, 2023, we used cash of $8,905 thousand in operating activities compared to using $7,321 thousand in the six months ended June 30, 2022. The cash used in operating activities in the 2022 period primarily reflected our net loss of $9,159 thousand, a $1,167 thousand decrease in accounts payable and accrued expenses, and an increase in prepaid expenses and other current assets of $730 thousand, offset in part by increased non-cash charges of $334 thousand for share-based compensation expense of, $177 thousand in amortization of our right-of-use asset, and depreciation of $61 thousand.

Changes in accounts payable and accrued expenses were generally due to the amounts and timing of vendor invoicing and payments.

Investing activities

During the six months ended June 30, 2023, we used cash of $31 thousand in investing activities, primarily increased purchases of laboratory and computer equipment, compared to $73 thousand in such purchases in the 2022 period.

Financing activities

During the six months ended June 30, 2023, we obtained cash of $7,540 thousand from financing activities, all of which reflected equity financings.

During the six months ended June 30, 2022, we obtained $6 thousand in cash from financing activities, all of which reflected proceeds related to an exercise of stock options.

Contractual obligations and commitments

At June 30, 2023, we had future minimum lease payments under one non-cancelable operating lease commitment of $663.3 thousand. We enter into contracts in the normal course of business with CMOs, CROs and other third parties for the manufacture of our product candidates, to support clinical trials and preclinical research studies and testing, and for other purposes. These contracts are generally cancelable by us. Any payments due upon cancellation of these contracts generally consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation although some agreements provide for termination fees or payments for the balance of the term of the agreement.

Collaboration Obligations

Our obligations under collaboration agreements primarily arise from a strategic collaboration agreement we entered with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”) on July 29, 2022. Under this alliance, we anticipate making certain expenditures with respect to Phase I and Phase II clinical trials which we expect will be conducted in part by MD Anderson as a primary investigator site. MD Anderson will also provide preclinical work under the alliance. The details of clinical and preclinical work are to be mutually agreed by the parties prior to commencing work. The Company has committed to fund up to $10 million over the term of the collaboration. Of this amount, the initial payment schedule called for $500,000 to be paid within the first year. Subsequent payments were to be $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. The Company is currently in negotiations with MD Anderson regarding committed upcoming payments as a result of changes in personnel at MD Anderson and in planned work. There is no assurance regarding the outcome of discussions with MD Anderson. The term of the agreement is five years or until the studies are completed, whichever is later, unless earlier terminated by either party for a material breach of the collaboration agreement or by M.D. Anderson as provided in the collaboration agreement.

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

While our significant accounting policies are described in more detail in Note 2 to our audited financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022, and our unaudited financial statements appearing elsewhere in this Quarterly Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Share-based compensation

We measure the expense of share-based awards granted to employees, directors and others based on the fair value of the underlying award on the date of the grant. We recognize the corresponding compensation expense of those awards over the requisite service period, generally the vesting period of the respective award. As of June 30, 2023, we had issued restricted stock and stock options, each with service-based vesting conditions, and recorded share-based compensation expense resulting from those awards as vesting occurred. All shares of restricted stock have vested and there is no further compensation expense to be recorded in connection with restricted stock. We would apply the graded-vesting method to all share-based awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

For share-based awards to consultants and non-employees, we recognize compensation expense over the period during which services are rendered by such consultants and non-employees until completed.

Determination of the fair value of common stock

As prior to our initial public offering there was no public market for our common stock, the estimated fair value of our common stock was determined by our Board as of the date of each share-based award. Based on the fact that most of our activities from inception through mid-2018 related to organizing the company, including identifying management, directors and advisors, business planning, identifying potential product candidates, acquiring or developing intellectual property, conducting a limited amount of research and development, establishing arrangements with third parties to manufacture initial quantities of our product candidates and component materials, and seeking financing, and that our preclinical development had not advanced significantly, the Board determined that the fair value of our common stock had remained relatively constant at its par value during this period. In September 2018, the Board retained an independent third-party appraisal firm to provide an estimate of the fair value of our common stock. In November 2018, the appraisal firm estimated that, as of June 30, 2018, the fair value of a single share of our common stock was $1.40. In March 2020, the appraisal firm estimated that as of December 31, 2019, it was $1.60 per share and in December 2020, it was estimated to be $78.20 per share as of October 1, 2020.

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

Internal control over financial reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed prior to our IPO which remain unremediated. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, “We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.” In September 2022, we retained an independent consulting firm to assist us improve our control systems and procedures and have recently implemented new software systems designed to enhance our ability to process financial transaction information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk related to changes in interest rates. At June 30, 2023 and 2022, our cash was held in checking and savings accounts at major U.S. banks. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not materially affect the fair market value of our investments or our financial position or results of operations.

At June 30, 2023, and December 31, 2022, we had no debt outstanding other than liabilities under our operating lease. As these liabilities are fixed, we do not believe we are subject to interest rate risk related to outstanding debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Euro, the currency for certain of our major purchases. For the six months ended June 30, 2023 and 2022, we did not recognize foreign currency transaction losses. Foreign currency transaction losses, if any, are recorded as a component of other income (expense) in our statements of operations. An immediate 5% change in the Euro exchange rate would not have a material effect on our results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon such evaluation, and due to the material weakness described elsewhere in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective. In September 2022, we retained an independent consulting firm to assist us improve our control systems and procedures and have recently implemented new software systems designed to enhance our ability to process financial transaction information.

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

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC, and the risk factors set forth below. Any of these factors could result in a significant or material adverse effect on our business, results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also have a material adverse effect on our business, financial condition or results of operations. You should review the risk factors in our Annual Report on Form 10-K and below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Current economic circumstances may harm our business, financial condition and results of operations.

Our overall performance depends, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic circumstances include:

●reduced credit availability;
●higher borrowing costs;
●reduced liquidity;
●volatility in credit, equity and foreign exchange markets; and
●declines in equity valuations, especially in the biopharmaceutical sector; and bankruptcies.

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

We could lose our listing on the Nasdaq Capital Market if we do not increase our stockholders’ equity. The loss of our Nasdaq listing would in all likelihood make our common stock significantly less liquid and adversely affect its value.

As initially disclosed on our Current Report on Form 8-K filed with the SEC on May 18, 2023, we received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) on May 16, 2023, that we are not in compliance with the stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires that companies listed on the Nasdaq Capital Market maintain stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Requirement”). We were given 45 calendar days, or until June 30, 2023, to submit a plan to Nasdaq describing how we intend to seek to regain compliance with the Stockholders’ Equity Requirement (the ”Compliance Plan”).

If the Compliance Plan was determined to be acceptable to the Staff, the Staff would have the discretion to grant the Company an extension of 180 calendar days from the date of the Staff notification to regain compliance with the Stockholders’ Equity Requirement. The Company submitted the Compliance Plan to Nasdaq on June 30, 2023, and supplemented it with additional materials on July 24, 2023.

On July 26, 2023, the Company received a Delisting Determination Letter from the Staff advising the Company that the Staff had determined not to accept the Company’s Compliance Plan, that the Company’s request for an extension had been denied, and that the Company’s common stock was subject to delisting from the Nasdaq Capital Market (the “Delisting Determination”). In accordance with Nasdaq Listing Rule 5815(a)(2), the Company was provided with seven calendar days, or until August 2, 2023, to request a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Delisting Determination. The Company submitted a request for a hearing to Nasdaq, and on August 2, 2023, was notified by Nasdaq that an oral hearing (the “Hearing”) by the Panel to discuss the Delisting Determination has been scheduled for October 2023. Accordingly, any delisting action by the Staff will be stayed at least until the Hearing has been held and a final written decision by the Panel has been issued, and until any extension granted by the Panel following the Hearing expires.

At the Hearing, the Company intends to present its plan to regain compliance with the Stockholders’ Equity Requirement. Following the Hearing, the Panel will issue a final written decision to the Company concerning the Delisting Determination. There can be no assurance that the Company’s plan will be accepted by the Panel or that, if it is, the Company will be able to regain compliance with the Stockholders’ Equity Requirement. Also, the timing of the Panel’s final written decision is unknown and cannot be predicted with any certainty.

Upon a delisting from the Nasdaq Capital Market, our stock would likely be traded in the over-the-counter inter-dealer quotation system, more commonly known as the OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the securities exchanges, such as the Nasdaq Capital Market, or, together, Exchange-listed stocks. Many OTC stocks trade less frequently and in smaller volumes than Exchange-listed stocks. Accordingly, our stock would be less liquid than it would be otherwise. Also, the prices of OTC stocks are often more volatile than Exchange-listed stocks. Additionally, institutional investors are usually prohibited from investing in OTC stocks, and it might be more challenging to raise capital when needed.

We have identified conditions and events that raise substantial doubt about our ability to continue operations in the near-term. We may need to seek an in-court or out-of-court restructuring of our liabilities.

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of June 30, 2023, we had cash and cash equivalents totaling $3.6 million. We do not believe that our cash as of June 30, 2023 will enable us to fund our operating expenses and capital requirements beyond September 2023. We will need to raise additional capital to continue as a going concern. The failure to obtain sufficient additional funds on commercially acceptable terms to fund our operations and satisfy our obligations to creditors may have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations in the near-term. We will likely need to consider additional cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating our development programs, and we may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such future restructuring activities, holders of our common stock and other securities will likely suffer a total loss of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Unregistered Sales of Equity Securities

None.

(b)Use of Proceeds from Initial Public Offering of Common Stock

None.

(c)Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

1.1*	Certificate of Amendment to Amended and Restated Certificate of Incorporation of TransCode Therapeutics, Inc.

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on June 6, 2023 (File No. 333-272082))

4.2	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 5, 2023 (File No. 333-272082))

4.3	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 5, 2023 (File No. 333-272082))

10.1	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K, filed on June 6, 2023 (File No. 001-40363))

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended

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

TRANSCODE THERAPEUTICS, INC.

Date: August 14, 2023	/s/ R. Michael Dudley
R. Michael Dudley
Chief Executive Officer

Date: August 14, 2023	/s/ Thomas A. Fitzgerald
Thomas A. Fitzgerald
Chief Financial Officer
(Principal Financial and Accounting Officer)