Form 10-Q
period 2023-09-30
Transcode Therapeutics, Inc.
filed 2023-11-14
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________

FORM 10-Q

____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

At November 10, 2023, the registrant had 20,097,596 shares of Common Stock, $0.0001 par value per share, outstanding.

TRANSCODE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our cash position, our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources, our need for additional financing and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
●	a potential delisting of our common stock from trading on the Nasdaq Capital Market;
●	our ability to continue as a going concern;
●	the results and timing of our preclinical and clinical trial activities, including but not limited to our ability to enroll a sufficient number of patients timely to advance our clinical trials;
●	our ability to expand our therapeutic candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
●	the therapeutic benefits, effectiveness and safety of our therapeutic candidates;
●	our ability to receive regulatory approval for our therapeutic candidates in the United States, Europe and other geographies;
●	the expected regulatory approval pathway for our therapeutic candidates;
●	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
●	our reliance on third parties for the planning, conduct and monitoring of clinical trials, for the manufacture of clinical drug supplies and drug product and for other requirements;
●	our estimates of the size and characteristics of the markets that may be addressed by our therapeutic candidates;
●	market acceptance of our therapeutic candidates that are approved for marketing in the United States or other countries;
●	our ability to successfully commercialize our therapeutic candidates, if approved for marketing;
●	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our therapeutic candidates have been developed to treat;
●	our ability to utilize our proprietary technological approach to develop and commercialize our therapeutic candidates;
●	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
●	our ability to protect our intellectual property and operate our business without infringing the intellectual property rights of others;

●	our ability to attract, retain and motivate key personnel;
●	our ability to generate revenue and become profitable;
●	our reliance on third-party manufacturers to manufacture our drug substance and drug product that meets with our design specifications;
●	our dependance on contract research organizations and other institutions to manage our clinical trials;
●	the design, conduct and outcome of our planned preclinical activities to support an eIND for our planned Phase 0 trial of a radiolabeled version of TTX-MC138, our lead therapeutic candidate focused on metastatic cancer treatment, and our ability to initiate and complete this trial;
●	the impact of natural disasters, global pandemics (including further outbreaks of existing strains of COVID-19 or new variants of the virus), armed conflicts and wars, labor disputes, lack of raw materials or other supplies, issues with facilities and equipment, or other forms of disruption to business operations at our manufacturing or laboratory facilities or those of our vendors;
●	potential collaborations to license and commercialize any therapeutic candidates for which we receive regulatory approval in the future in or outside of the United States; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K and in our other regulatory filings, including in this Quarterly Report on Form 10-Q.

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

For purposes of this Quarterly Report on Form 10-Q, TransCode Therapeutics® is referred to as TransCode. Additionally, “we,” “our,” “us” and the “Company” refer to TransCode.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCODE THERAPEUTICS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash	$7,452,934	$4,968,418
Grant receivable	—	360,229
Prepaid expenses and other current assets	1,920,482	2,050,758
Total current assets	9,373,416	7,379,405
Property and equipment, net of depreciation	152,362	208,581
Right-of-use asset, net of amortization	590,212	—
Security deposit	111,856	—
Total assets	$10,227,846	$7,587,986
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,138,952	$4,347,290
Deferred grant income	54,306	—
Short-term lease liability	404,928	—
Total current liabilities	5,598,186	4,347,290
Long-term lease liability	189,766	—
Total liabilities	5,787,952	4,347,290
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000,000 shares authorized at September 30, 2023, and December 31, 2022; -0- shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock – $0.0001 par value, 290,000,000 shares authorized at September 30, 2023, and December 31, 2022; 10,687,724 and 648,862 shares issued and outstanding at September 30, 2023, and December 31, 2022, respectively	1,069	65
Additional paid-in capital	46,767,623	31,110,880
Accumulated deficit	(42,328,798)	(27,870,249)
Total stockholders’ equity	4,439,894	3,240,696
Total liabilities and stockholders’ equity	$10,227,846	$7,587,986

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$3,342,644	$3,044,024	$8,899,904	$7,545,628
General and administrative	1,984,890	1,909,536	6,459,578	5,592,727
Total operating expenses	5,327,534	4,953,560	15,359,482	13,138,355
Operating loss	(5,327,534)	(4,953,560)	(15,359,482)	(13,138,355)
Other income
Grant income	27,441	654,949	895,786	696,669
Interest income	131	9,001	5,148	10,774
Total other income	27,572	663,950	900,934	707,443
Net loss	$(5,299,962)	$(4,289,610)	$(14,458,548)	$(12,430,912)

Basic and diluted loss per share
Net loss	$(5,299,962)	$(4,289,610)	$(14,458,548)	$(12,430,912)
Weighted-average common shares outstanding	3,157,194	648,862	1,708,889	648,862
Net loss per share	$(1.68)	$(6.61)	$(8.46)	$(19.16)

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Nine months ended September 30, 2023
Balance, December 31, 2022	648,862	$65	$31,110,880	$(27,870,249)	$3,240,696
Net loss	—	—	—	(4,816,934)	(4,816,934)
Exercise of stock options	142,315	14	1,180,672	—	1,180,686
Share-based compensation	—	—	158,760	—	158,760
Balance, March 31, 2023 (unaudited)	791,177	79	32,450,312	(32,687,183)	(236,792)
Net loss	—	—	—	(4,341,653)	(4,341,653)
Issuances of common stock, net	1,159,497	116	6,495,308	—	6,495,424
Share-based compensation	—	—	175,484	—	175,484
Balance, June 30, 2023 (unaudited)	1,950,674	195	39,121,104	(37,028,836)	2,092,463
Net loss	—	—	—	(5,299,962)	(5,299,962)
Issuances of common stock, net	8,737,050	874	7,254,188	—	7,255,062
Share-based compensation	—	—	392,331	—	392,331
Balance, September 30, 2023 (unaudited)	10,687,724	$1,069	$46,767,623	$(42,328,798)	$4,439,894

Nine months ended September 30, 2022
Balance, December 31, 2021	645,229	$65	$30,709,562	$(10,305,281)	$20,404,346
Net loss	—	—	—	(3,470,070)	(3,470,070)
Exercise of stock options	3,633	—	5,989	—	5,989
Share-based compensation	—	—	60,573	—	60,573
Balance, March 31, 2022 (unaudited)	648,862	65	30,776,124	(13,775,351)	17,000,838
Net loss	—	—	—	(4,671,232)	(4,671,232)
Share-based compensation	—	—	98,599	—	98,599
Balance, June 30, 2022 (unaudited)	648,862	65	30,874,723	(18,446,583)	12,428,205
Net loss	—	—	—	(4,289,610)	(4,289,610)
Share-based compensation	—	—	105,602	—	105,602
Balance, September 30, 2022 (unaudited)	648,862	$65	$30,980,325	$(22,736,193)	$8,244,197

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,458,548)	$(12,430,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	91,828	69,101
Amortization of right-of-use asset	284,745	—
Share-based compensation expense	726,575	264,774
Changes in assets and liabilities:
Prepaid expenses and other current assets	130,276	(385,152)
Accounts payable and accrued expenses	791,661	1,234,270
Deferred grant income	54,306	(6,990)
Grants receivable	360,229	(487,879)
Security deposit	(111,856)	—
Operating lease liability	(280,262)	—
Net cash used in operating activities	(12,411,046)	(11,742,788)
Cash flows from investing activities:
Purchase of equipment	(35,609)	(72,704)
Net cash used in investing activities	(35,609)	(72,704)
Cash flows from financing activities:
Net proceeds from sales of common stock	14,931,171	—
Proceeds from exercise of stock options	—	5,989
Payments of deferred offering costs	—	(225,817)
Net cash provided by (used in) financing activities	14,931,171	(219,828)
Net change in cash	2,484,516	(12,035,320)
Cash, beginning of period	4,968,418	20,825,860
Cash, end of period	$7,452,934	$8,790,540
Supplemental disclosure of cash flow
Cash paid during the period for:
Interest related to insurance premium payment plan	$20,535	$20,623
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$874,957	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$10,000

The accompanying notes are an integral part of these unaudited financial statements.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2023

(Unaudited)

(1)   Nature of Business and Liquidity

TransCode Therapeutics, Inc. (the “Company” or “TransCode”) was incorporated on January 11, 2016, under the laws of the State of Delaware. TransCode is a biopharmaceutical company focused primarily on developing and commercializing innovative drugs and diagnostics for treating and identifying cancer. TransCode recently commenced its first clinical trial. The Company’s lead therapeutic candidate, TTX-MC138, comprises an oligonucleotide conjugated to an iron oxide nanoparticle designed to be administered by infusion to inhibit the ability of metastatic tumor cells to survive. The goal of the therapy, if approved, is to achieve durable disease regression and long-term patient survival.

From its founding until mid-2021, the Company was engaged in organizational activities, including raising capital, and limited research and development (“R&D”) activities. On July 13, 2021, the Company completed the initial public offering (“IPO”) of its common stock, raising $28.75 million in gross proceeds. Since the IPO, the Company has increased its R&D activities, hired additional employees, and begun more traditional operations.

Following the IPO, the Company’s common stock commenced trading on the Nasdaq Capital Market under the ticker symbol “RNAZ.” The Company issued 359,375 shares of common stock in connection with the IPO, including exercise of the underwriter’s over-allotment option, at an initial offering price of $80.00 per share. The net proceeds from the IPO were approximately $25.4 million after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company, including offering costs paid in 2020. In connection with the IPO, the Company also granted the underwriter warrants to purchase up to 15,625 shares of Company common stock at an exercise price of $100.00 per share (125% of the initial public offering price). Upon the closing of the IPO, outstanding convertible promissory notes converted into 53,406 shares of Company common stock.

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

For the nine months ended September 30, 2023, net cash used in operating activities was approximately $12.4 million and the Company’s net loss was approximately $14.5 million. As of September 30, 2023, the Company had an accumulated deficit of approximately $42.3 million and approximately $7.5 million in cash.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2023

(Unaudited)

The Company plans to expand development of its lead therapeutic candidate and other candidates, and explore strategic partnerships. Management believes that current cash is sufficient to fund operations and capital requirements through the fourth quarter of 2023, but does not believe that existing cash will be sufficient to fund requirements for a full 12 months from the date of these financial statements.

To support its planned expanded operations, the Company will require additional capital; however, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. Through September 30, 2023, the Company’s primary source of capital was from the sale of equity securities in the IPO and subsequent financings, previous sales of convertible promissory notes and funds received under an SBIR Award beginning in April 2021. For the foreseeable future, the Company plans to fund its operations by continuing to raise additional capital, primarily through sales of equity or debt, and from funds that may be awarded under government and other grants.

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

The interim financial statements included herein are unaudited. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, these financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company at September 30, 2023, its results of operations for the three and nine months ended September 30, 2023 and 2022, and its cash flows for the nine months ended September 30, 2023 and 2022. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022, and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2023

(Unaudited)

(c)	Basic and Diluted Loss per Share

Basic net loss per share is determined by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share includes the effect, if any, from the potential conversion, vesting or exercise of securities (“Contingent Securities”) such as convertible promissory notes, stock options and warrants which would result in the issuance of additional shares of common stock. The computation of diluted net loss per shares does not include the conversion or exercise of Contingent Securities when the effect of doing so would be antidilutive.

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

The Company’s financial instruments at September 30, 2023, and December 31, 2022, included cash, grant receivable, prepaid expenses and other current assets, right-of-use asset, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability. Cash is reported at fair value. The recorded carrying amount of grant receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability approximate their fair value due to their short-term or fixed arrangements nature.

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

September 30, 2023

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

September 30, 2023

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

(l)	Recent Accounting Pronouncement

In August 2020, the FASB issued ASU 2020-06, Debt – “Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company’s adoption of ASU 2020-06 on January 1, 2023, did not have a material impact on the Company’s financial statements.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2023

(Unaudited)

(m) Reverse Stock Split

On May 23, 2023, the Company effected a reverse split of the Company’s common stock, either issued and outstanding or held by the Company as treasury stock, (the “2023 Reverse Split”) previously approved by the Board and stockholders of the Company. The 2023 Reverse Split was at a ratio of one share for every 20 shares previously held with no change in the par value per share. The 2023 Reverse Split did not change the number of authorized shares of common stock. All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have been retroactively adjusted to reflect the reverse stock split.

(n)Collaboration Agreements

When the Company enters into a collaboration agreement, it evaluates the arrangement against the requirements of ASC 808, “Collaborative Arrangements,” as well as ASU 2018-18 which clarifies the interaction between Topic 808 and Topic 606. ASU 2018-18 indicates that collaborative arrangements could be partially in the scope of other guidance, including ASC 606.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2023

(Unaudited)

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of the dates of the Company’s balance sheets herein. The carrying amount of cash, grant receivable, prepaid expenses and other current assets, right-of-use asset, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability approximated their fair value due to their short-term or fixed arrangements nature.

(4)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2023	2022
Prepaid operating expenses	$238,617	$122,428
Contract manufacturers and research organizations	658,188	241,111
Insurance premiums	601,185	1,255,317
Prepaid FICA	422,492	422,492
Deposits	—	9,410
	$1,920,482	$2,050,758

(5)   Property and Equipment

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2023	2022
Laboratory and computer equipment	$384,050	$348,441
Less accumulated depreciation	(231,688)	(139,860)
Total property and equipment, net	$152,362	$208,581

Depreciation expense for the three months ended September 30, 2023 and 2022, was $31,218 and $24,802, respectively, and $91,828 and $69,101, respectively, for the nine months ended September 30, 2023 and 2022.

(6)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2023	2022
Professional and general consulting fees	$778,556	$758,816
R&D-related – CMOs, CROs, supplies, equipment and consulting	3,110,537	2,397,038
General expenses	440,672	124,676
Insurance premiums	525,425	844,283
Payroll and benefits	222,440	164,657
Accrued license payments	61,322	57,820
	$5,138,952	$4,347,290

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2023

(Unaudited)

At September 30, 2023, and December 31, 2022, the Company’s outstanding payables to CROs or CMOs included above were $2,754,447 and $2,030,347, respectively.

See Note 8 for further information regarding the accrued license payments.

(7)  Grant Income

In April 2021, the Company received a Fast-Track Small Business Innovation Research, or SBIR, Award from the National Cancer Institute of the National Institutes of Health (the “NIH”). The Award was for up to $2,392,845 over three years to fund a two-phased research partnership between the Company and Massachusetts General Hospital. In May 2021, the Company received first-year funding of $308,861. In May 2022, second-year funding of $1,129,316 was made available to the Company. In April 2023, the Company received funding of $870,684 for the third year of the SBIR Award. Income under the grant is recognized as work under the grant is completed. The Company recognized grant income of $27,441 and $895,786, respectively, for the three and nine months ended September 30, 2023, and $654,949 and $696,669 for the three and nine months ended September 30, 2022, respectively. The Company recorded grant income receivable of $0 at September 30, 2023, and $360,229 at December 31, 2022. The Company had deferred grant income of $54,306 and $0 at September 30, 2023, and December 31, 2022, respectively.

(8)  Commitments and Contingencies

(a)Leases

In March 2021, the Company entered into an agreement with Massachusetts Biomedical Initiatives, Inc. (“MBI”) whereby the Company has subleased approximately 2,484 square feet of laboratory space with room for minor administrative functions. The Company was also permitted to use shared laboratory equipment at the facility. The monthly rental was $6,521, and the Company paid an additional amount for its allocated share of operating expenses, which in 2022 was $3,105 per month. In 2022, the Company added the right to use cubicle space outside its laboratory area to its sublease for an additional $650 per month, resulting in total monthly rental of $10,276. The sublease terminated as of February 2023.

Operating Lease

In December 2022, the Company signed an agreement to sublease 4,837 square feet of laboratory and office space in Newton, Massachusetts, from another biopharmaceutical company. The Company considers this sublease an operating lease with estimated right-of-use assets and lease liabilities of approximately $0.9 million recorded upon lease commencement on February 1, 2023. The sublease has a term of 24 months, and the Company has the option to extend the sublease for an additional 12 months. The Company does not believe that the exercise of this option is probable so has not included it in determination of the lease amounts. The base monthly rent is $37,285 during the first 12 months of the lease, $38,403 in the second 12 months, and, if the Company exercises the option to extend the lease, $39,559 in the third 12-month period. In addition, the Company is responsible for its share of operating expenses, real estate taxes, and utilities based on the actual costs of these items.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2023

(Unaudited)

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the nine months ended September 30, 2023. Prior to February 1, 2023, the Company had no operating leases with maturities greater than one year. The Company does not recognize any variable lease costs or short-term lease costs in connection with the operating lease.

Nine Months
Ended
Operating Leases	September 30, 2023
Weighted average remaining lease term (years)	1.33
Weighted average discount rate	3.6%

Year ending December 31,
2023	$111,856
2024	459,749
2025	38,291
Total undiscounted lease payments	609,896
Imputed interest	(15,202)
Lease liability	$594,694

Rent expense for the three months ended September 30, 2023 and 2022, was $170,582 and $84,637, respectively, and $464,946 and $245,908 for the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, and December 31, 2022, no milestone events had been achieved.

The royalties to be paid to Licensor shall be assessed on net sales of licensed products on a country-by-country basis in an amount equal to 3.0% for therapeutic products or processes, and 6.0% for clinical diagnostic products and processes. The Company shall pay Licensor 30% of any and all sublicense income.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2023

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

Accrued License Obligations

At September 30, 2023, and December 31, 2022, the Company had accrued $61,322 and $57,820, respectively, in license payments under the foregoing arrangements included in accounts payable and accrued expenses.

(c)	Collaboration Agreement

On July 29, 2022, the Company signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, the Company anticipates making certain expenditures with respect to Phase I and Phase II clinical trials in part through MD Anderson as a primary investigator site. MD Anderson will also provide preclinical work under the collaboration. The details of clinical and preclinical work are to be mutually agreed by the parties prior to commencing work. The Company has committed to fund up to $10 million over the term of the collaboration. Of this amount, the initial payment schedule called for $500,000 to be paid within the first year. Subsequent payments were scheduled to be $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. The Company is currently in negotiations with MD Anderson regarding committed upcoming payments as a result of changes in personnel at MD Anderson and in planned work. There is no assurance regarding the outcome of discussions with MD Anderson. Payments to MD Anderson are initially recorded as Prepaid Expenses. As work under the collaboration is performed by MD Anderson, the Company records research and development costs in its statements of operations. Total expenses incurred under the arrangement for the three and nine months ended September 30, 2023 and 2022, were $0 in all periods. The arrangement expires on the later of July 29, 2027, or when the last active study is completed.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2023

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

The Company may from time to time be subject to claims by others under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. At September 30, 2023, and December 31, 2022, the Company did not know of any claims or actions pending against it or threatened, the ultimate disposition of which could have a material adverse effect on its results of operations or financial condition except a claim by an investment bank that it is entitled to fees, a claim which the Company rigorously disputes.

(f)	Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that require the Company, among other things, to indemnify the parties against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any costs as a result of payments required by such indemnifications. The Company is not aware of any indemnification arrangements that could have a material adverse effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements, as of September 30, 2023, and December 31, 2022.

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

The Company’s Certificate of Incorporation, originally filed on January 11, 2016, was amended on April 15, 2020, to increase the number of shares of common stock authorized and to authorize the issuance of preferred stock. The Company’s Certificate of Incorporation was further amended and restated on April 27, 2021, and on May 22, 2023, to effect the 2023 Reverse Split. The total number of shares which the Company is authorized to issue is 300,000,000, each with a par value of $0.0001 per share. Of these shares, 290,000,000 shall be common stock and 10,000,000 shall be preferred stock. At September 30, 2023, and December 31, 2022, the Company had 10,687,724 and 648,862 shares of common stock issued and outstanding, respectively. The preferred stock is undesignated; no shares of preferred stock have been issued.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2023

(Unaudited)

On February 16, 2023, the Company entered into a Securities Purchase Agreement with certain purchasers named therein pursuant to which the Company sold 142,315 shares of common stock in a registered direct offering at a purchase price of $10.54 per share (the “February RDO”). Net proceeds from the February RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $1.2 million. In connection with the February RDO, the Company also issued the placement agent warrants to purchase up to 9,962 shares of common stock (the “February Placement Agent Warrants”). The February Placement Agent Warrants became exercisable commencing six months following the date of issuance, expire five years following the date of sale and have an exercise price per share of $13.175. See Note 10.

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

On June 6, 2023, the Company entered into a Securities Purchase Agreement with a purchaser named therein pursuant to which the Company sold 99,000 shares of common stock, 1,901,000 pre-funded warrants (“PFWs”), together with accompanying 2,000,000 Series A-1 Warrants to purchase common stock (the “Series A-1 Warrants”), and 2,000,000 Series A-2 Warrants to purchase common stock (the “Series A-2 Warrants”) in a registered direct offering at a purchase price of $3.50 per share (or $3.49 per PFW) (the “June RDO”). The Series A-1 Warrants and the Series A-2 Warrants are identical in all material respects. The Series A -1 Warrants and Series A-2 Warrants became exercisable commencing June 9, 2023, and are exercisable for three years at an exercise price of $3.25 per share. Net proceeds from the June RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $6.1 million. The PFWs sold in the June RDO were exercisable at an exercise price of $0.01 per share. All the PFWs sold in the June RDO were exercised prior to September 30, 2023.

In connection with the June RDO, the Company also issued the placement agent warrants to purchase up to 140,000 shares of common stock (the “June Placement Agent Warrants”). The June Placement Agent Warrants became exercisable commencing June 9, 2023, expire three years following the date of sale and have an exercise price per share of $4.375. See Note 10.

On September 26, 2023, the Company entered into an underwriting agreement with ThinkEquity LLC, as underwriter, pursuant to which it issued and sold 700,000 shares of common stock and 16,163,000 PFWs, including the partial exercise of the underwriter’s over-allotment option, in a public offering at a purchase price of $0.51 per share (or $0.50 per PFW) (the “September Offering”). The overallotment option provided the underwriter the right to purchase up to 2,339,200 shares or PFWs during the 45 days following the September Offering. The terms of the sale of shares or PFWs in the September Offering also applied to purchases made by the underwriter through exercises of the overallotment option. At September 30, 2023, 7,087,050 September Offering PFWs had been exercised. Net proceeds from the September Offering, after deducting underwriting discounts, commissions and fees paid to the underwriter and other offering expenses, were approximately $7.0 million.

In connection with the September Offering, the Company also issued warrants to the underwriter to purchase up to 843,150 shares of common stock (the “September Underwriter Warrants”). The September Underwriter Warrants become exercisable commencing 180 days after issuance, expire five years following the date of sale and have an exercise price of $0.6375 per share. See Note 10.

(b)Common Stock

i.	Dividends

Subject to the rights of holders of any preferred stock, holders of common stock are entitled to receive dividends as may be declared from time to time by the Board. No cash dividends were declared or paid during the three and nine months ended September 30, 2023, nor at any other time through the date of these financial statements.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2023

(Unaudited)

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

(10) Warrants

In connection with the IPO, the Company granted the underwriters warrants (the “IPO Underwriter Warrants”) to purchase up to 15,625 shares of Company common stock at an exercise price of $100.00 per share, which amount is 125% of the initial public offering price. The IPO Underwriter Warrants have a five-year term and were not exercisable prior to January 9, 2022. All of the IPO Underwriter Warrants were outstanding at September 30, 2023. The Company accounts for the warrants as a component of stockholders’ equity.

In connection with the February RDO, the Company issued the February Placement Agent Warrants to purchase up to 9,962 shares of common stock. The February Placement Agent Warrants became exercisable commencing August 17, 2023, expire February 16, 2028, and have an exercise price per share of $13.175 per share.

In connection with an agreement the Company entered into with a consultant in February 2023, the Company agreed to issue warrants (the “Consultant Warrants”) to purchase up to 12,500 shares of common stock at $10.00 per share. These Consultant Warrants were to be exercisable any time after August 23, 2023, until February 23, 2028, subject to the Company’s right in its sole discretion exercisable not later than August 22, 2023, to reduce the number of Consultant Warrants to 6,250. The Company exercised this right in May 2023.

In connection with the June RDO, the Company issued 1,901,000 PFWs, together with accompanying 2,000,000 Series A-1 Warrants and 2,000,000 Series A-2 Warrants, at a purchase price of $3.49 per PFW. All of these PFWs were exercised prior to the date of these financial statements at $0.01 per share. The Series A-1 Warrants and Series A-2 Warrants became exercisable commencing June 9, 2023, expire three years following the date of sale and have an exercise price of $3.25 per share. The Company also issued warrants to the placement agent to purchase up to 140,000 shares of common stock. The June Placement Agent Warrants became exercisable commencing June 9, 2023, expire three years after issuance, and have an exercise price per share of $4.375 per share.

In connection with the September Offering, the Company issued 16,163,000 PFWs, at a purchase price of $0.50 per PFW. Each of these PFWs is exercisable at $0.01 per share. These PFWs do not terminate or expire. The Company also issued warrants to the underwriter to purchase up to 843,150 shares of common stock. The September Underwriter Warrants become exercisable commencing 180 days after issuance, expire five years following the date of sale and have an exercise price per share of $0.6375. On October 5, 2023, the underwriter partially exercised its overallotment option to purchase an additional 333,922 shares of common stock. As a result of the partial overallotment exercise, the Company also issued an additional 16,696 September Underwriter Warrants to the underwriter.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2023

(Unaudited)

The following table summarizes the Company’s outstanding or issuable warrants at September 30, 2023:

	Number	Exercise Price
Description	of Shares	Per Share
IPO Underwriter Warrants	15,625	$100.00
February Placement Agent Warrants	9,962	13.18
Consultant Warrants	6,250	10.00
Series A-1 warrants	2,000,000	3.25
Series A-2 warrants	2,000,000	3.25
June Placement Agent Warrants	140,000	4.38
Unexercised pre-funded warrants from September Offering	9,075,950	0.01
September Underwriter Warrants	843,150	0.6375

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

September 30, 2023

(Unaudited)

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

Of options awarded under the 2021 Plan, 179,950 were outstanding at September 30, 2023.

At September 30, 2023, there were 80,227 options outstanding under the 2020 Plan that were vested and exercisable and 15,970 options outstanding under the 2021 Plan that were vested and exercisable. Information about options to purchase common stock of the Company under both Plans is as follows:

		Weighted
		average	Weighted
		exercise	average
	Number of	price	contractual
	shares	per share	term (years)
Outstanding at December 31, 2021	85,685	$6.60	5.2
Granted	68,800	24.40	6.4
Exercised	(3,633)	1.60	—
Forfeited	—	—	—
Outstanding at December 31, 2022	150,852	14.80	5.3
Granted	116,425	5.67	0.9
Exercised	—	—	—
Forfeited	(5,275)	0.63	—
Outstanding at September 30, 2023	262,002	$10.81	4.6

The intrinsic value of the outstanding options as of September 30, 2023, was $0.

Option Valuation

The assumptions that the Company used to determine the grant-date fair value of options granted in the nine months ended September 30, 2023 and 2022, were as follows:

	Nine months ended September 30,
	2023	2022
Risk-free interest rate	4.01% - 4.72%	1.38% - 2.79%
Expected term (in years)	6.0	3.5 - 6.0
Expected volatility	100.6% - 100.8%	93.2%
Expected dividend yield	—	—
Fair value per share of underlying stock	$0.283 - $0.299	$1.24 - $2.45

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2023

(Unaudited)

The weighted average grant date fair value per share of the options granted in the nine months ended September 30, 2023 and 2022, was $4.59 and $34.16, respectively.

The Company recorded share-based compensation expense of $392,331 and $726,575 during the three months and nine months ended September 30, 2023, respectively, and $105,602 and $264,774 during the three months and nine months ended September 30, 2022, respectively, all of which related to stock options. The remaining share-based compensation expense to be recognized in the future is $926,065 over approximately 1.3 years.

(12) Employee Stock Purchase Plan

In 2021, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) to provide eligible employees of the Company with opportunities to purchase shares of the Company’s common stock. The ESPP initially provided for the purchase of an aggregate of up to 7,500 shares of common stock. The number of shares of common stock available through the ESPP increased by 4,500 shares in January 2022 and January 2023 and may be increased each subsequent year by up to 4,500 shares.

(13) Net Loss per Share

The Company reported net losses for the three and nine months ended September 30, 2023 and 2022. Reported basic and diluted net loss per share attributable to common stockholders are the same for each period because shares issuable in connection with Contingent Securities have been excluded from the computation of diluted weighted-average shares outstanding. The effect of their inclusion would have been antidilutive.

In accordance with ASC 260-10-45-13, a pre-funded, or penny, warrant is an instrument that requires the holder to pay little or no consideration to receive the shares upon exercise of the warrant. Since the shares underlying the PFWs are issuable for little or no consideration, the Company considered them outstanding in the context of basic earnings per share.

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic and diluted loss per share
Net loss	$(5,299,962)	$(4,289,610)	$(14,458,548)	$(12,430,912)
Weighted-average common shares outstanding	3,157,194	648,862	1,708,889	648,862
Net loss per share	$(1.68)	$(6.61)	$(8.46)	$(19.16)

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2023

(Unaudited)

(14) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three and nine months ended September 30, 2023 and 2022. The Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2023, and December 31, 2022, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. Accordingly, the benefit of the net operating loss that would have been recognized in the three and nine months ended September 30, 2023 and 2022, was fully offset by changes in the valuation allowance.

As of September 30, 2023, and December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

(15) Subsequent Events

For its financial statements as of September 30, 2023, the Company evaluated subsequent events through November 14, 2023, the date on which those financial statements were issued, and determined that there were none for which recognition or disclosure is warranted except:

On October 5, 2023, the underwriter in the September Offering exercised its option to purchase an additional 333,922 shares of common stock pursuant to the over-allotment option for net proceeds of approximately $156 thousand. The Company also issued 16,696 September Underwriter Warrants in connection with the over-allotment exercise.

On October 5, 2023, the Company had a hearing before the Nasdaq Stock Market (“Nasdaq”) Hearings Panel (the “Panel”) to present its plan to regain compliance with the stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, or the Stockholders’ Equity Requirement. On October 26, 2023, the Company received written notice from Nasdaq, or the October Notification Letter, that the Panel had granted the Company an exception from compliance with the Stockholders Equity Requirement and extension of continued listing until January 22, 2024, subject to the Company providing (i) a detailed update to the Panel on or before November 14, 2023, regarding its meeting the Stockholders’ Equity Requirement and (ii) an update to the Panel on or before January 22, 2024, on how it demonstrates long-term compliance with the Stockholders’ Equity Requirement. The October Notification Letter also stated that the Panel does not have discretion to grant continued listing on Nasdaq beyond January 22, 2024, if the Company has not regained compliance with the Stockholder’s Equity Requirement. The October Notification Letter also stated that the Panel reserves the right to reconsider the terms of this exception granting continued listing based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s securities on Nasdaq inadvisable or unwarranted. The Panel advised the Company that it is a requirement during this exception period that the Company provide prompt notification of any significant events that occur during this time that may affect the Company’s compliance with Nasdaq requirements, including prompt advance notice of any event that may call into question the Company’s ability to meet the terms of the exception granted.

On November 9, 2023, the Company reported that it had received a letter from the Nasdaq Staff notifying the Company that, for the 30 consecutive business day period between September 26, 2023 through November 6, 2023, the Company’s common stock had not maintained a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The Nasdaq letter does not result in the immediate delisting of the Company’s common stock from The Nasdaq Capital Market. The Company has been provided an initial period of 180 calendar days, or until May 6, 2024, to regain compliance with the Minimum Bid Price Requirement.

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

Company Overview

TransCode is a platform delivery company focused on oncology, created on the belief that cancer can be defeated through the intelligent design and effective delivery of targeted therapeutics. Our lead therapeutic candidate, TTX-MC138, targets microRNA-10b, or miRNA-10b, a master regulator of metastatic cell viability in a range of cancers, including breast, pancreatic, ovarian, colon cancer, glioblastomas, and several others. In December 2022, we received authorization from the U.S. Food and Drug Administration, or FDA, to conduct a Phase 0 clinical trial intended to demonstrate quantitative delivery of TTX-MC138 to metastatic lesions in subjects with advanced solid tumors. On April 25, 2023, we received Institutional Review Board, or IRB, approval from the Dana Farber Cancer Center to commence the trial at its affiliate, Massachusetts General Hospital, or MGH. In parallel, we are conducting studies with TTX-MC138 in support of our planned investigational new drug, or IND, application for a Phase I/II clinical trial with TTX-MC138.

Our other preclinical programs include two solid tumor programs, TTX-siPDL1, an siRNA-based modulator of programmed death-ligand 1. We also have three cancer-agnostic programs, TTX-RIGA, an RNA-based agonist of the retinoic acid-inducible gene I, or RIG-I, targeting activation of innate immunity in the tumor microenvironment; TTX-CRISPR, a CRISPR/Cas9-based therapy platform for the repair or elimination of cancer-causing genes inside tumor cells; and TTX-mRNA, an mRNA-based platform for the development of cancer vaccines that activate cytotoxic immune responses against tumor cells.

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

We have created a design engine to customize the development of targeted therapeutics that is modular, both at the levels of the core nanoparticle and therapeutic loading. The size, charge, and surface chemistry of the core iron oxide nanoparticle is designed so that it can be tuned to optimize the particles for the intended target and therapeutic load. The therapeutic load is designed to consist of synthetic oligonucleotides and other molecular moieties that can be adapted to the specific approach being developed. The approach can range from RNA interference, or RNAi, including small interfering RNAs, antisense oligonucleotides, and non-coding RNA mimics to mRNA-based cancer vaccines, CRISPR-based gene repair and replacement platforms, and Pattern Recognition Receptors such as RIG-I. We believe the platform can further be used for developing targeted radiolabeled therapeutics and diagnostics and other custom products targeting known and novel biomarkers and other genetic elements as they are discovered and validated.

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

Delivery System

The therapeutic potential of RNA in oncology has remained an unrealized promise due in large part, we believe, to the difficulty in safely and effectively delivering oligonucleotides, i.e., synthetic RNA molecules, to tumors. We believe we are now closer to solving this challenge by means of our TTX platform. Our TTX platform leverages an iron-oxide nanoparticle, or IONP, approved for clinical use as a cancer imaging agent and in treating iron deficiency anemia, as the physical carrier.

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

Our TTX delivery platform is specifically designed to minimize early kidney and liver clearance, translating into a long circulation half-life that allows for efficient accumulation in tumors and metastases. Nanoparticles similar in formulation to ours have an excellent clinical safety record of low toxicity and immunogenicity, and their built-in imaging capabilities due to their iron core which is magnetic and visible with magnetic resonance imaging, or MRI, have the additional benefit of enabling quantification of the particles’ delivery to target organs. The nanoparticles are functionalized with amino groups to provide stable links to the therapeutic oligonucleotides of interest through covalent bonds. The nanoparticles are coated with dextran, a glucose polymer, to protect the oligonucleotides from degradation and to provide overall stability to the particle.

The small hydrodynamic size and the charge of the resulting nanoparticles are designed to maximize distribution throughout the tumor microvasculature, extravasation into the interstitium of tumors and metastases, and uptake by tumors. The physicochemical properties of the nanoparticles are expected to further facilitate their rapid uptake by tumors by exploiting the high metabolic activity of cancer cells, a process analogous to the mechanism behind the systemic loading of metastatic cancer cells with fluorodeoxyglucose for diagnostic Positron Emission Tomography. We believe the combined result of a hydrodynamically-favored distribution and a metabolically-triggered uptake will result in the enhanced ability of our nanoparticles to access genetic targets inside tumors.

Exemplified by our June 2022 filing of U.S. provisional application 63/356,449, we initiated research and development efforts designed to introduce radiotherapy into the delivery of RNA therapeutic payloads using TTX. Two of our programs, TTX-MC138 and TTX-RIGA, are being assessed for radionuclide integration in either a systemically or locally delivered manner for both the treatment and diagnosis of solid tumors.

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

In September 2021, research conducted by MGH was published in Cancer Nanotechnology, entitled “Radiolabeling and PET-MRI microdosing of the experimental cancer therapeutic, MN-anti-miR10b, demonstrates delivery to metastatic lesions in a murine model of metastatic breast cancer.” This paper reported on an MGH study using a radiolabeled derivative of TTX-MC138 (referred to in the paper as MN-anti-miR10b). In this study, TTX-MC138 was tagged with copper-64, or Cu-64. As a result, highly sensitive and specific quantitative determination of pharmacokinetics and biodistribution, as well as observation of delivery of the Cu-64 labeled TTX-MC138 to metastases, was made in laboratory tests using noninvasive positron emission tomography-magnetic resonance imaging, or PET-MRI. The key results of the study suggest that TTX-MC138, when injected intravenously, accumulates in metastatic lesions. These results suggest that our TTX platform delivers its therapeutic candidate as intended and supports clinical evaluation of TTX-MC138. In addition, the MGH investigation describes a microdosing PET-MRI approach to measure TTX-MC138 biodistribution in cancer patients and its delivery to clinical metastases. (Microdoses are minute, subpharmacologic doses of a test compound, not greater than 100 micrograms.) The capacity to carry out microdosing PET-MRI studies in patients under an exploratory IND, or eIND, application could be important because it has the potential to facilitate FDA authorization of additional human studies. This research, published by Dr. Zdravka Medarova, our Chief Technology Officer and scientific co-founder, and others describes what we believe is an effective approach to assessing delivery of TTX-MC138 in metastatic cancer patients. Since the PET-MRI technique is sensitive enough to determine the concentration of radiolabeled drug candidate in the sub-picomolar range, microgram quantities of the radiolabeled drug candidate are believed to be sufficient to perform such a study in humans. We believe this capability has significant advantages in the initial phases of drug development. Because the low mass of the radiolabeled drug candidate does not induce reactions in humans, we believe the regulatory process is less complex.

Dr. Medarova’s paper suggests that the radiolabeling does not impact tumor cell uptake or the ability of TTX-MC138 to engage its target. The paper also shows that the biodistribution of Cu-64 labeled TTX-MC138, when injected at a microdose, reflects its biodistribution at the level of a therapeutic dose. These key findings inform our microdosing clinical trial with TTX-MC138. We believe that a microdosing trial has numerous advantages:

(i)	allows more precise quantitation of the amount of TTX-MC138 delivered to the metastatic lesions because of the higher sensitivity and quantitative accuracy of positron emission tomography;
(ii)	permits measurement of the pharmacokinetics and biodistribution of TTX-MC138 not only in the metastatic lesions but in other tissues throughout the body. This knowledge can inform Phase I/II clinical trial designs by allowing us to determine drug candidate uptake and clearance from vital organs;
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

Success in the microdosing trial could also validate delivery generally for our TTX pipeline which potentially opens-up additional relevant RNA targets that have been previously undruggable. Concurrent with the Phase 0 trial, we expect to substantially complete studies to support an IND for a Phase I clinical trial with TTX-MC138.

In the microdose Phase 0 trial, we plan to enroll up to 12 patients with advanced metastatic solid tumors, infuse a single microdose of radiolabeled TTX-MC138, and use PET-MRI to measure TTX-MC138 delivery to metastatic lesions and other tissues in the body. We are conducting the clinical portion of the trial at a major cancer center.

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

We believe that we have achieved the first milestone which included development and validation of a method for the use of a test called qRT-PCR to measure miR-10b expression in patient blood and tissue samples. The qRT-PCR test is often considered the gold standard for quantifying circulating miRNAs with high sensitivity and specificity and with a wide analytical measurement range. This validated test was used to identify the level that would be considered a positive expression of miR-10b in samples from metastatic cancer patients. We also believe that we achieved the study’s second milestone as we filed an IND application with FDA to support a clinical trial with TTX-MC138 and have received FDA and IRB authorization to proceed with the trial. We are currently pursuing the third aim of the study.

In August 2023, we submitted a Phase IIB Competing Renewal Application to extend funding of our SBIR Award in support of commercialization of TTX-MC138. If awarded, the Phase IIB award is expected to provide up to $4.5 million of non-dilutive funding over two years beginning in the first half of 2024.

Recent Developments

September Financing

On September 26, 2023, we entered into an underwriting agreement with ThinkEquity LLC, as the underwriter, pursuant to which we issued and sold 700,000 shares of common stock and 16,163,000 pre-funded warrants, or PFWs, including the partial exercise of the underwriter’s over-allotment option, in a public offering at a purchase price of $0.51 per share or $0.50 per PFW, or the September Offering. As of September 30, 2023, 7,087,050 PFWs had been exercised. Net proceeds from the September Offering, after deducting underwriting discounts, commissions and fees paid to the underwriter and other offering expenses, were approximately $7.0 million.

In connection with the September Offering, we also issued warrants to the underwriter to purchase up to 843,150 shares of common stock, or the September Underwriter Warrants. The September Underwriter Warrants become exercisable commencing 180 days after issuance, expire five years following the date of sale and have an exercise price of $0.6375 per share.

On October 5, 2023, the underwriter in the September Offering exercised its option to purchase an additional 333,922 shares of common stock pursuant to the over-allotment option for net proceeds of approximately $156 thousand. We also issued 16,696 September Underwriter Warrants in connection with the over-allotment exercise.

Nasdaq Listing

On October 5, 2023, the Company had a hearing before the Nasdaq Stock Market (“Nasdaq”) Hearings Panel (the “Panel”) to present its plan to regain compliance with the stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, or the Stockholders’ Equity Requirement. On October 26, 2023, the Company received written notice from Nasdaq, or the October Notification Letter, that the Panel had granted the Company an exception from compliance with the Stockholders Equity Requirement and extension of continued listing until January 22, 2024, subject to the Company providing (i) a detailed update to the Panel on or before November 14, 2023, regarding its meeting the Stockholders’ Equity Requirement and (ii) an update to the Panel on or before January 22, 2024, on how it demonstrates long-term compliance with the Stockholders’ Equity Requirement. The October Notification Letter also stated that the Panel does not have discretion to grant continued listing on Nasdaq beyond January 22, 2024, if the Company has not regained compliance with the Stockholder’s Equity Requirement. The October Notification Letter also stated that the Panel reserves the right to reconsider the terms of this exception granting continued listing based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s securities on Nasdaq inadvisable or unwarranted. The Panel advised the Company that it is a requirement during this exception period that the Company provide prompt notification of any significant events that occur during this time that may affect the Company’s compliance with Nasdaq requirements, including prompt advance notice of any event that may call into question the Company’s ability to meet the terms of the exception granted.

On November 9, 2023, the Company reported that it had received a letter from the Nasdaq Staff notifying the Company that, for the 30 consecutive business day period between September 26, 2023 through November 6, 2023, the Company’s common stock had not maintained a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The Nasdaq letter does not result in the immediate delisting of the Company’s common stock from The Nasdaq Capital Market. The Company has been provided an initial period of 180 calendar days, or until May 6, 2024, to regain compliance with the Minimum Bid Price Requirement.

Financial Operations Overview

From inception in January 2016 through approximately mid-2021, we devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting limited research and development activities, and preparing for manufacturing clinical-trial quantities of our lead product candidate. Following our IPO, we have expanded our R&D activities and our company operations. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet completed any clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. Through September 30, 2023, we had received net proceeds of approximately $44.9 million primarily from our IPO, other equity financings, our SBIR Award and from borrowings between 2018 and 2020 under convertible promissory notes.

We have incurred significant operating losses since inception. Our net losses were approximately $14.5 million and approximately $17.6 million for the nine months ended September 30, 2023, and the year ended December 31, 2022, respectively. At September 30, 2023, we had an accumulated deficit of approximately $42.3 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates for which there is no assurance of occurrence. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

●	continue preclinical studies and initiate clinical trials for TTX-MC138 and other product candidates we may develop;
●	advance the development of our product candidate pipeline;
●	continue to develop and expand our proprietary TTX platform to identify additional product candidates;

●	obtain new intellectual property and maintain, expand and protect our intellectual property portfolio;
●	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	hire additional clinical, scientific, commercial and administrative personnel to increase our overall knowledge base, scientific expertise, experience and capabilities;
●	acquire or license additional product candidates or technologies;
●	expand our infrastructure and facilities to accommodate increased activities and personnel; and
●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our further transition to operating as a public company.

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

At September 30, 2023, we had cash of approximately $7.5 million. We believe that cash as of September 30, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into the middle of January 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. To finance our operations beyond that point, we will need to raise additional capital which cannot be assured. If we are unable to raise additional capital in sufficient amounts or on terms we find acceptable, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. See “Liquidity and capital resources.”

Impact of Global Economic and Political Developments and the Novel Coronavirus (COVID-19) Pandemic

The development of our product candidates or our operations could be disrupted and materially adversely affected by global economic or political developments. In addition, economic uncertainty in global markets caused by political instability and conflict, such as the ongoing conflicts in Ukraine and Israel, and economic challenges caused by global pandemics or other public health events, such as the COVID-19 pandemic and a resurgence of additional variants of COVID-19, may lead to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions. Our business, financial condition and results of operations could be materially and adversely affected by negative impacts on the global economy and capital markets resulting from these global economic conditions and circumstances, particularly if such conditions and circumstances are prolonged or worsen.

Although our business has not been materially impacted by these global economic and political developments or COVID-19 to date, it is impossible to predict the extent to which we may be impacted in the short and long term, or the ways in which our business, financial condition and results of operations could be affected by any of the foregoing or by other events which may occur in the future. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q or in our other filings with the Securities and Exchange Commission.

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

In September 2021, we signed a statement of work with a European CMO to manufacture TTX-MC138 in accordance with good manufacturing practices, or GMP. Separately, we engaged a contract research organization, or CRO, to assist us in designing and conducting IND-enabling studies including pharmacokinetic, or PK, studies. These studies are designed to examine multiple parameters with a range of analytical support in support of regulatory submissions using radiolabeled or non-radiolabeled test substances. Toxicokinetic assessments can be conducted in parallel or concurrent with ongoing toxicology programs and in compliance with good laboratory practice, or GLP, requirements. We also engaged an analytical testing laboratory to provide testing and other services, as well as documentation and reporting that meet regulatory requirements.

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

MD Anderson’s website indicates that “Strategic alliances and commercialization agreements aim to provide space for innovative solutions to accelerate breakthrough discoveries in cancer research while developing deeper relationships with companies that share a similar vision. This can be done through joint development opportunities, collaborations, licensing or a combination of these elements.” Through our alliance, scientists from TransCode and MD Anderson will collaborate on preclinical studies seeking to further validate our therapeutic and diagnostic candidates, and to expand the reach of our discovery engine. The results of these studies are expected to inform future clinical trials with these agents, including trials to be led at MD Anderson.

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

Results of operations

The following table summarizes the approximate amounts of our unaudited results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change

	(in thousands)
Operating Expenses
Research and development	$3,343	$3,044	$299	$8,900	$7,546	$1,354
General and administrative	1,985	1,910	75	6,460	5,593	867
Total operating expenses	5,328	4,954	374	15,360	13,139	2,221
Operating loss	(5,328)	(4,954)	(374)	(15,360)	(13,139)	(2,221)

Other income (expense)
Grant income	27	655	(628)	896	697	199
Interest income	—	9	(9)	5	11	(6)
Total other income (expense)	27	664	(637)	901	708	193
Net loss	$(5,301)	$(4,290)	$(1,011)	$(14,459)	$(12,431)	$(2,028)

Comparison of the three and nine months ended September 30, 2023 and 2022

Research and development expenses

Research and development, or R&D, expenses increased $299 thousand and $1,354 thousand for the three and nine months ended September 30, 2023, respectively, compared to the same periods the prior year. The increases were primarily due to increased purchases of materials, increased clinical trial costs and increased regulatory expenses, offset in part by reductions in purchased services. Consulting costs decreased in the three months ended September 30, 2023, and increased in the nine months then ended.

General and administrative expenses

General and administrative expenses increased $75 thousand and $867 thousand for the three and nine months ended September 30, 2023, respectively, compared to the same periods the prior year. The increases were primarily a result of increased compensation and related personnel costs, increased expenses for professional services, including for legal, accounting, and fundraising costs, increased facilities costs, and increased corporate and other costs of being a public company, offset in part by reduced expenses for directors and officers liability insurance.

Grant Income

Grant income decreased $628 thousand in the three months ended September 30, 2023, but increased $199 thousand in the nine months ended September 30, 2023, compared to the same periods the prior year. Grant income was recognized under an NIH grant awarded in April 2021 to fund certain costs to advance our lead therapeutic candidate into clinical trials. Charges under the grant in the nine months ended September 30, 2022, did not commence until June 1, 2022, because notice of the second year of the Award was not issued until May 31, 2022.

Interest income

Interest income was $0 thousand for the three months ended September 30, 2023, and $9 thousand in the same period in 2022. Interest income for the nine months ended September 30, 2023 and 2022, was $5 thousand and $11 thousand, respectively. Interest income declined primarily as a result of our lower cash balances.

Liquidity and capital resources

Sources of liquidity

Since inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if ever. We have funded our operations to date primarily with proceeds from borrowings under convertible promissory notes, funds from our IPO and other equity financings, and our SBIR Award. Through September 30, 2023, we had received net cash proceeds of approximately $44.9 million from these sources.

At September 30, 2023, we had cash of approximately $7.5 million. In September 2023, we received approximately $7.0 million in net proceeds from the sale of common stock and pre-funded warrants in an underwritten public offering. See Notes 9 and 10 to our unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information regarding our September underwritten public offering.

Future requirements

We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance preclinical activities and pursue additional clinical trials of TTX-MC138. We expect to incur additional costs associated with operating as a public company, including significant legal, accounting, tax, investor relations and other expenses that we did not incur as a private company.

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

At September 30, 2023, we had cash of approximately $7.5 million. We believe that these funds will be sufficient to fund our operating expense and capital expenditure requirements into the middle of January 2024. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we expect. We do not believe that our existing cash will be sufficient to fund our planned operating and capital expenditures for at least the next 12 months from the date of our financial statements included elsewhere in this Quarterly Report on Form 10-Q. Changed circumstances may also result in the depletion of our capital resources more rapidly than we currently anticipate. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that we will require additional capital for additional research, development, and clinical trials, as we seek regulatory approval of our product candidates, for operations, and for licenses or acquisitions of other product candidates we may choose to pursue. If we receive regulatory approval for TTX-MC138 or other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, all of which will vary depending on where and how we choose to commercialize approved product candidates.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships and alliances or marketing, distribution or licensing arrangements with third parties. There is no assurance that funding from any of the foregoing sources or otherwise will be available on acceptable terms, if at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests in our common stock may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, we could incur fixed payment obligations as a result of any debt or preferred equity financing.

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

Cash flows

The following table summarizes the approximate amounts of our unaudited cash flows for the periods indicated:

	Nine months ended September 30,
	2023	2022

	(unaudited)
	(in thousands)
Net cash used in operating activities	$(12,411)	$(11,743)
Net cash used in investing activities	(36)	(73)
Net cash provided by (used in) financing activities	14,931	(220)
Net change in cash	$2,486	$(12,036)

Comparison of the nine months ended September 30, 2023 and 2022

Operating activities

During the nine months ended September 30, 2023, we used cash of $12,411 thousand in operating activities compared to using $11,743 thousand in the nine months ended September 30, 2022. The cash used in operating activities in the 2023 period primarily reflected our net loss of $14,459 thousand offset in part by an increase in accounts payable and accrued expenses of $792 thousand, share-based compensation expense of $727 thousand, and a decrease in grant receivable of $360 thousand.

Changes in accounts payable and accrued expenses were generally due to the amounts and timing of vendor invoicing and payments.

Investing activities

During the nine months ended September 30, 2023, we used cash of $36 thousand in investing activities, primarily for purchases of laboratory and computer equipment, versus $73 thousand of such purchases in the 2022 period.

Financing activities

During the nine months ended September 30, 2023, we obtained cash of $14,931 thousand from financing activities, primarily related to offerings of equity during the period.

During the nine months ended September 30, 2022, we used $220 thousand in cash from financing activities, primarily reflecting payments of deferred offering costs.

Contractual obligations and commitments

At September 30, 2023, we had future minimum lease payments under one non-cancelable operating lease commitment of $594.7 thousand. We enter into contracts in the normal course of business with CROs, collaborators, CMOs and other third parties for the manufacture of our product candidates, to support clinical trials and preclinical research studies and testing, and for other purposes. These contracts are generally cancelable by us. Any payments due upon cancellation of these contracts generally consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation although some agreements provide for termination fees or payments for the balance of the term of the agreement.

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

Share-based compensation

We measure the expense of share-based awards granted to employees, directors and others based on the fair value of the underlying award on the date of the grant. We recognize the corresponding compensation expense of those awards over the requisite service period, generally the vesting period of the respective award. As of September 30, 2023, we had issued restricted stock and stock options, each with service-based vesting conditions, and recorded share-based compensation expense resulting from those awards as vesting occurred. All shares of restricted stock have vested and there is no further compensation expense to be recorded in connection with restricted stock. We would apply the graded-vesting method to all share-based awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

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

Internal control over financial reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed prior to our IPO which remain unremediated. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and the risk factor titled, “We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.” In September 2022, we retained an independent consulting firm to assist us improve our control systems and procedures and have recently implemented new software systems designed to enhance our ability to process financial transaction information. There is no assurance that any controls we implement will prevent fraud or enable accurate or timely financial reporting.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk related to changes in interest rates. At September 30, 2023 and 2022, our cash was held in checking and savings accounts at major U.S. banks. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in the interest rate would not materially affect the fair market value of our investments or our financial position or results of operations.

At September 30, 2023, and December 31, 2022, we had no debt outstanding other than liabilities under our operating lease. As these liabilities are fixed, we do not believe we are subject to interest rate risk related to outstanding debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Euro, the currency for certain of our major purchases. For the nine months ended September 30, 2023 and 2022, we did not recognize foreign currency transaction losses. Foreign currency transaction losses, if any, are recorded as a component of other income (expense) in our statements of operations. An immediate 5% change in the Euro exchange rate would not have a material effect on our results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon such evaluation, and due to the material weakness described elsewhere in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective. In September 2022, we retained an independent consulting firm to assist us improve our control systems and procedures and have recently implemented new software systems designed to enhance our ability to process financial transaction information. There is no assurance that any controls we implement will prevent fraud or enable accurate or timely financial reporting.

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

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC, as amended and supplemented by the information in our subsequent Quarterly Reports on Form 10-Q, together with all of the other information contained in this Quarterly Report, including our unaudited financial statements and the related notes appearing elsewhere in this Quarterly Report, and the risk factors set forth below. The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2022, and subsequent Quarterly Reports on Form 10-Q is qualified by the information that is described in this Quarterly Report. Any of these factors could result in a significant or material adverse effect on our business, results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also have a material adverse effect on our business, financial condition or results of operations. You should review the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2022, and the risk factors discussed below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We could lose our listing on the Nasdaq Capital Market if we do not increase our stockholders’ equity or if the closing bid price of our common stock does not increase. The loss of our Nasdaq listing would in all likelihood make our common stock significantly less liquid and adversely affect its value.

As initially disclosed on our Current Report on Form 8-K filed with the SEC on May 18, 2023, we received a letter from the Nasdaq Staff on May 16, 2023, informing us that we are not in compliance with the stockholders’ equity requirement for continued listing on The Nasdaq Capital Market, or the Exchange. Nasdaq Listing Rule 5550(b)(1) requires that companies listed on the Nasdaq Capital Market maintain stockholders’ equity of at least $2,500,000, or the Stockholders’ Equity Requirement. We were given 45 calendar days, or until June 30, 2023, to submit a plan to Nasdaq describing how we intend to seek to regain compliance with the Stockholders’ Equity Requirement, or the Compliance Plan. We submitted the Compliance Plan to Nasdaq on June 30, 2023, and supplemented it with additional materials on July 24, 2023.

On July 26, 2023, we received a Delisting Determination Letter from the Staff advising the Company that the Staff had determined not to accept the Company’s Compliance Plan, that the Company’s request for an extension had been denied, and that the Company’s common stock was subject to delisting from the Nasdaq Capital Market, or the Delisting Determination. In accordance with Nasdaq Listing Rule 5815(a)(2), we were provided with seven calendar days, or until August 2, 2023, to request a hearing before the Nasdaq Hearings Panel, or the Panel, to appeal the Delisting Determination. We submitted a request for a hearing to Nasdaq and an oral hearing, or the Hearing, by the Panel to discuss the Delisting Determination was held on October 5, 2023. At the Hearing, we presented our plan to regain and maintain compliance with the Stockholders’ Equity Requirement.

On October 26, 2023, we announced that the Panel granted our request to continue listing our stock on the Exchange. Based on the information presented, the Panel granted our request for an exception until January 22, 2024, subject to the conditions outlined below.

1.On or before November 14, 2023, following the filing of our Form 10-Q for the period ended September 30, 2023, we shall provide a detailed update to the Panel regarding our meeting the Stockholders’ Equity Requirement.
2.On or before January 22, 2024, we shall provide an update to the Panel on how we demonstrate long-term compliance with the Stockholders’ Equity Requirement.

The Panel reserved the right to reconsider the terms of this exception based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of our securities on the Exchange inadvisable or unwarranted. In that regard, the Panel advised us that it is a requirement during the exception period that we provide prompt notification of any significant events that occur during this time that may affect our compliance with Nasdaq requirements. This includes, but is not limited to, prompt advance notice of any event that may call into question our ability to meet the terms of the exception granted.

Additionally, on November 7, 2023, we received a letter from the Nasdaq Staff notifying us that, for the 30 consecutive business day period between September 26, 2023, through November 6, 2023, our common stock had not maintained a minimum closing bid price of $1.00 per share, or the Minimum Bid Price Requirement, required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). Nasdaq provided us an initial period of 180 calendar days, or until May 6, 2024, or the Compliance Date, to regain compliance with the Minimum Bid Price Requirement. If, at any time during this 180-day period, the closing bid price for our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide us written notification that we have complied with the Minimum Bid Price Requirement and the common stock will continue to be eligible for listing on the Exchange.

If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period. If it appears to the Staff that we will not be able to cure the deficiency, the Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to the Panel. There can be no assurance that if we do appeal the Staff’s delisting determination to the Panel, such appeal would be successful.

There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or the Stockholders’ Equity Requirement, secure a second period of 180 days to regain compliance with the Minimum Bid Price Requirement, present a plan to demonstrate long-term compliance with the Stockholder’s Equity Requirement that will be accepted by the Panel, or maintain compliance with any of these or other Nasdaq continued listing requirements.

Upon a delisting from the Nasdaq Capital Market, our stock would likely be traded in the over-the-counter inter-dealer quotation system, more commonly known as the OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the securities exchanges, such as the Nasdaq Capital Market, or, together, Exchange-listed stocks. Many OTC stocks trade less frequently and in smaller volumes than Exchange-listed stocks. Accordingly, our stock would be less liquid than it would be otherwise. Also, prices of OTC stocks are often more volatile than Exchange-listed stocks. Additionally, institutional investors are usually prohibited from investing in OTC stocks, and it might be more challenging to raise capital when needed.

There can be no assurance that the Company will be able to maintain compliance with the Stockholders’ Equity Requirement.

We have identified conditions and events that raise substantial doubt about our ability to continue operations in the near-term. We may need to seek an in-court or out-of-court restructuring of our liabilities.

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of September 30, 2023, we had cash of approximately $7.5 million. We do not believe that our cash as of September 30, 2023, will enable us to fund our operating expenses and capital requirements beyond the middle of January 2024. We will need to raise additional capital to continue as a going concern. The failure to obtain sufficient additional funds on commercially acceptable terms to fund our operations and satisfy our obligations to creditors may have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations in the near-term. We will likely need to consider additional cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating our development programs, and we may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such future restructuring activities, holders of our common stock and other securities will likely suffer a total loss of their investment.

Caution should be taken when interpreting the preliminary results of our preclinical or clinical studies, including our Phase 0 trial. These data may differ from future results of this study, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.

From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, including our Phase 0 trial for TTX-MC138, which is based on a preliminary analysis of then-available data.These results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated.

Interim data from studies or trials that we may complete, such as our Phase 0 trial for TTX-MC138, are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available or as patients from our clinical trials continue other treatments for their disease. The final results of the trial may not be as positive as the interim data and these differences could be meaningful. Topline data from completed studies remain subject to audit and verification procedures that may result in the final data being materially different from the topline data we previously published. As a result, topline data should be viewed with caution until the final data are available.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is typically based on extensive data, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, preliminary or topline data that we report differs from actual results, or if others, including regulatory authorities, disagree with the conclusions we reach, our ability to seek and obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition. In addition, disclosure of interim, preliminary or topline data by us or by our competitors could result in volatility in the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Unregistered Sales of Equity Securities

None.

(b)Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

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

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of TransCode Therapeutics, Inc. (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 10-Q, filed on August 14, 2023).

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

TRANSCODE THERAPEUTICS, INC.

Date: November 14, 2023	/s/ R. Michael Dudley
R. Michael Dudley
Chief Executive Officer

Date: November 14, 2023	/s/ Thomas A. Fitzgerald
Thomas A. Fitzgerald
Chief Financial Officer
(Principal Financial and Accounting Officer)