Form 10-K
period 2023-12-31
Transcode Therapeutics, Inc.
filed 2024-04-01
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $4.4 million, based upon the closing price of the Registrant’s common stock on June 30, 2023. In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 20, 2024, was 5,808,053.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the Registrant’s definitive Proxy Statement for its 2024 annual meeting of stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year end of December 31, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

TRANSCODE THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are included in this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

➢	our cash position, our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
➢	a potential delisting of our common stock from trading on the Nasdaq Capital Market;
➢	the results and timing of our preclinical and clinical trial activities;
➢	our ability to expand our therapeutic candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
➢	the impact of the global outbreak of the COVID-19 coronavirus, including the spread of new strains of the virus, on our activities, including but not limited to our ability to enroll a sufficient number of patients to advance our clinical trials;
➢	the therapeutic benefits, effectiveness and safety of our therapeutic candidates;
➢	our ability to receive regulatory approval for our therapeutic candidates in the United States, Europe and other geographies;
➢	the expected regulatory approval pathway for our therapeutic candidates;
➢	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
➢	our ability to maintain adequate quality processes and oversight of vendors
➢	our ability to secure raw materials to support continued drug substance and drug product manufacturing
➢	our reliance on third-parties for the planning, conduct and monitoring of clinical trials, for the manufacture of clinical drug supplies and drug product and for other requirements;
➢	our estimates of the size and characteristics of the markets that may be addressed by our therapeutic candidates;
➢	market acceptance of our therapeutic candidates that are approved for marketing in the United States or other countries;
➢	our ability to successfully commercialize our therapeutic candidates;
➢	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our therapeutic candidates have been developed to treat;
➢	our ability to utilize our proprietary technological approach to develop and commercialize our therapeutic candidates;
➢	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;

➢	our ability to protect our intellectual property and operate our business without infringing the intellectual property rights of others;
➢	our ability to attract, retain and motivate key personnel;
➢	our ability to generate revenue and become profitable;
➢	our reliance on third-party manufacturers to manufacture our drug substance and drug product that meets with our design specifications;
➢	our dependance on contract research organizations and other parties to manage our clinical trials;
➢	other risks and uncertainties, including those listed under the caption “Risk Factors” in this annual report;
➢	the outcome of our currently open Phase 0 trial, and our ability to complete this trial;
➢	our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
➢	the impact of natural disasters, global pandemics (including further outbreaks of existing strains of COVID-19 or new variants of the virus), armed conflicts and wars, labor disputes, lack of raw materials or other supplies, issues with facilities and equipment, or other forms of disruption to business operations at our facilities or those of our vendors; and
➢	our ability to effect agreements with potential collaborators to license and commercialize our therapeutic candidates, including those for which we receive regulatory approval in the future in or outside the United States.

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

Summary of Material Risks

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully elsewhere in this Annual Report on Form 10-K and include, but are not limited to, the following:

➢	our low cash position and our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
➢	our business is highly dependent on the success of TTX-MC138, our lead therapeutic candidate which is at the early stages of development. Our therapeutic and diagnostic candidates require significant additional preclinical, clinical development and manufacturing validation before we may be able to seek regulatory approval for and launch a product commercially;
➢	a potential delisting of our common stock from trading on the Nasdaq Capital Market, including if our stockholders’ equity does not meet and maintain the $2.5 million minimum Nasdaq threshold or if the closing bid price of our common stock does not return to above $1.00 for ten consecutive days during the 180 days ending May 6, 2024;
➢	our ability to continue as a going concern;
➢	the results and timing of our preclinical and clinical trial activities, including but not limited to our ability to enroll a sufficient number of patients timely to advance our clinical trials;
➢	if we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected;
➢	our ability to expand our therapeutic candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
➢	the therapeutic benefits, effectiveness and safety of our therapeutic candidates;
➢	our ability to receive regulatory approval for our therapeutic candidates in the United States, Europe and other geographies;
➢	the expected regulatory approval pathway for our therapeutic candidates;
➢	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
➢	our reliance on third-parties for the planning, conduct and monitoring of clinical trials, for the manufacture of clinical drug product and for other requirements;
➢	our estimates of the size and characteristics of the markets that may be addressed by our therapeutic candidates;
➢	market acceptance of our therapeutic candidates that are approved for marketing in the United States or other countries;
➢	our ability to successfully manufacture and commercialize our therapeutic candidates;
➢	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our therapeutic candidates have been developed to treat;

➢	our ability to utilize our proprietary technological approach to develop and commercialize our therapeutic candidates;
➢	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
➢	our ability to protect our intellectual property and operate our business without infringing the intellectual property rights of others;
➢	our ability to attract, retain and motivate key personnel;
➢	our ability to generate revenue and become profitable;
➢	our reliance on third-party manufacturers to manufacture and release our drug substance and drug product that meets our designated specifications;
➢	our dependance on contract research organizations and other entities to manage our clinical trials;
➢	our ability to initiate and complete our clinical trials;
➢	potential collaborations to license and commercialize any therapeutic candidates for which we receive regulatory approval in the future in or outside of the United States;
➢	clinical development involves a lengthy, complex and expensive process, with an uncertain outcome, and the results of preclinical studies, manufacturing, and early-stage clinical trials of our therapeutic candidates may not be predictive of the results of later-stage clinical trials;
➢	we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development, manufacturing and commercialization of TTX-MC138 or any of our other therapeutic candidates;
➢	quality problems could delay or prevent delivery of our materials for clinical trials or to the market;
➢	changes in methods of therapeutic candidate manufacturing or formulation may result in additional costs or delays;
➢	our therapeutic candidates may cause undesirable side effects or death or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences;
➢	if we are unable to advance our therapeutic candidates to clinical development, obtain regulatory approval and ultimately commercialize our therapeutic candidates or if we experience significant delays in doing so, our business will be materially harmed;
➢	even if we receive regulatory approval of TTX-MC138 or any of our other therapeutic candidates, we will be subject to ongoing regulatory requirements and continued regulatory review, which may result in significant additional expense. We may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our therapeutic candidates;
➢	obtaining and maintaining regulatory approval for our therapeutic candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval for that or of any of our other therapeutic candidates in other jurisdictions;
➢	we expect to rely on third-parties to manufacture and supply materials we require for research and development, preclinical studies and clinical trials which could result in supplies that are limited or interrupted or which may not be of satisfactory quantity or quality or other delays or disruptions;
➢	our ability to import drug product from outside the U.S. which may be expensive and require extensive regulatory approval resulting in potential delays in conducting clinical trials or commercial launch;

➢	ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations;
➢	we face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do;
➢	the price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock;
➢	we are subject to geopolitical risks, economic volatility, anti-corruption laws, export and import restrictions, local regulatory authorities and the laws and medical practices in foreign jurisdictions;
➢	the impact of natural disasters, global pandemics (including further outbreaks of existing strains of COVID-19 or new strains of the virus), labor disputes, lack of raw materials or other supplies, issues with facilities and equipment or other forms of disruption to business operations at our manufacturing or laboratory facilities or those of our vendors, or at clinical trial sites;
➢	we have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the trading price of our common stock, and
➢	other risks and uncertainties, including those listed under the caption “Risk Factors” in this Annual Report on Form 10-K and in our other regulatory filings.

Reverse Stock Splits

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

On January 16, 2024, the Company effected a reverse split of the Company’s common stock, either issued and outstanding or held by the Company as treasury stock, (the “2024 Reverse Split”) previously approved by the Board and stockholders of the Company. The 2024 Reverse Split was at a ratio of one share for every 40 shares previously held with no change in the par value per share. The 2024 Reverse Split did not change the number of authorized shares of common stock.

All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have been retroactively adjusted to reflect the 2023 Reverse Split and the 2024 Reverse Split.

PART I

Except where the context otherwise requires or where otherwise indicated, the terms “TransCode Therapeutics,” “TransCode,” “we,” “us,” “our,” “our company,” the “Company,” and “our business” refer to TransCode Therapeutics, Inc.

ITEM 1. BUSINESS

Overview

TransCode is an RNA oncology company created on the belief that cancer can be defeated through the intelligent design and effective delivery of RNA therapeutics. For decades, ribonucleic acid, or RNA, has been a topic of investigation by the scientific community as a potentially attractive therapeutic modality because it can target any gene and it lends itself to rational and straightforward drug design. RNA-based therapeutics are highly selective to their targets, potentially making available a broad array of previously undruggable targets in the human genome. We believe that a major limitation in using RNA as a therapeutic for cancer has been delivering it to tumors effectively. Our TTX platform, described in more detail below, is intended to overcome delivery issues of stability, efficiency, and immunogenicity faced by existing lipid and liposomal nanoparticle platforms while optimizing targeting of and accumulation in tumor cells and metastatic sites. The ability to deliver RNA therapeutics inside tumors and metastases gives us the potential to target genes of importance for cancer treatment that, until now, have remained undruggable using an RNA approach. We believe that demonstrating our ability to overcome the challenge of RNA delivery to genetic targets outside the liver, and specifically to tumors and metastases, would represent a major step forward in unlocking therapeutic access to genetic targets involved in a range of cancers.

TransCode has created a design engine to customize the development of RNA therapeutics. Our engine is modular, both at the levels of the core delivery vehicle, which we call TTX, and with respect to therapeutic loading. The size, charge, and surface chemistry of TTX can be tuned to optimize (i) delivery to the intended genetic target and (ii) the therapeutic load. The therapeutic load, consisting of synthetic oligonucleotides, can also be adapted to the specific approach being developed. Approaches can include RNA interference, or RNAi, such as small interfering RNAs, or siRNAs, and non-coding RNA mimics. Other approaches can include antisense oligonucleotides, or ASOs, mRNA-based cancer vaccines and CRISPR-based gene repair and replacement platforms as well as Pattern Recognition Receptors such as RIG-I. Our TTX platform can further be used for developing RNA-targeted radiolabeled therapeutics and diagnostics and other custom products targeting known and novel biomarkers and other genetic elements as they are discovered and validated.

Our lead therapeutic candidate, TTX-MC138, targets microRNA-10b, or miR-10b, a master regulator of metastatic cell viability in a range of cancers, including breast, pancreatic, ovarian, colon, glioblastomas, and several others. TransCode submitted to the U.S. Food and Drug Administration, or FDA, an exploratory Investigational New Drug application, or eIND, on November 30, 2022.  The eIND was to conduct a First-in-Human, or FIH, clinical trial with a radiolabeled form of TTX-MC138 called TTX-MC138-NODAGA-Cu64. We received written authorization from the agency on December 23, 2022, to proceed with the Phase 0 clinical trial. The trial was designed to demonstrate quantitative delivery of TTX-MC138 to metastatic lesions in subjects with advanced solid tumors. The Phase 0 trial remains open and we have dosed one patient. We have submitted an Investigational New Drug application, or IND, for a Phase I/II clinical trial with TTX-MC138 and we expect the FDA to complete its review of our IND in the second quarter of 2024. Our preclinical programs include TTX-siPDL1, an siRNA-based modulator of programmed death-ligand 1, or PD-L1, and two indication agnostic programs, TTX-RIGA, an RNA-based agonist of the retinoic acid- inducible gene I, or RIG-I, targeting activation of innate immunity in the tumor microenvironment; and TTX- CRISPR, a CRISPR/Cas9-based therapy platform for the repair or elimination of cancer-causing genes inside tumor cells. Our pipeline also includes TTX-mRNA, a tumor-type specific mRNA-based platform for the development of cancer vaccines designed to activate cytotoxic immune responses against tumor cells.

MD Anderson Cancer Center Alliance

On July 29, 2022, we signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under this alliance, the Company anticipates making certain expenditures with respect to Phase I and Phase II clinical trials which it expects will be conducted in part by MD Anderson as a primary investigator site. MD Anderson will also provide preclinical work under the alliance. The details of clinical and preclinical work are to be mutually agreed by the parties prior to commencing work. We have committed to fund up to $10 million over the term of the collaboration. Of this amount, $500,000 was payable within the first year. Subsequent payments were to be $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. These are funds we had already budgeted for research and development, so do not represent additional spending. We will need to raise additional funds to meet the subsequent payment obligations. The Company is currently in negotiations with MD Anderson regarding changes in planned work and payments as a result of changes in personnel at MD Anderson and progress of drug development activities. No additional payments are due from us until the terms of the agreement are renegotiated and work under the collaboration has begun.

Proprietary TTX Delivery Platform

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

Our scientific co-founders conducted a variety of preclinical animal studies involving human metastatic breast cancer models. In these studies, TTX-MC138 was successfully delivered to existing metastatic lesions in the lymph nodes, lungs, and bones as shown by non-invasive imaging performed 24 hours after injection. In five separate studies involving over 125 mice, TTX-MC138 was injected into mice in which human metastatic breast cancer cells had been implanted. These mouse models included the rodent 4T1-luc2 orthotopic allograft, which is a very aggressive model of stage IV metastatic breast cancer, the human MDA- MB-231-luc-D3H2LN xenograft, which is a stage II/III cancer model, and the human MDA-MB-231-BrM2-831 xenograft, which is a model of breast cancer metastatic to the brain. Tumors in mice implanted with MDA-MB-231 cells typically progress from localized disease to lymph node metastases within 21 days of implantation. Tumors in mice implanted with 4T1-luc2 cells typically progress to distant sites in the animals within 10 days of implantation.

To test TTX-MC138 in the model of lymph node metastatic breast cancer, mice had their primary tumors surgically removed four to five weeks after tumor inoculation, following confirmation of lymph node metastases via imaging. This was done to better simulate a clinical scenario, since the current standard of care involves surgical removal of the primary tumor in patients with lymph node metastatic breast cancer. Treatment with TTX-MC138 was then initiated during the week of tumor removal. Because tumors in mice replicate more rapidly than is typical in humans, we combined low-dose doxorubicin with TTX- MC138 because doxorubicin slows metastatic cell replication specific to these tumor models. Doing so allowed TTX-MC138 to inhibit the targeted RNA (miR-10b) inside the tumor cells more efficiently.

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

TransCode submitted to FDA an eIND application on November 30, 2022, to conduct a FIH clinical trial with TTX-MC138-NODAGA-Cu64 and received written authorization from the agency on December 23, 2022, to proceed with the Phase 0 clinical trial. Trial subjects were to receive a single injection of a microdose of radiolabeled TTX-MC138, termed TTX-MC138-NODAGA-Cu64, followed by imaging by integrated positron emission tomography-magnetic resonance imaging, or PET-MRI. The Phase 0 trial intended to quantify the amount of radiolabeled TTX-MC138 delivered to metastatic lesions and the pharmacokinetics and biodistribution of the therapeutic candidate in cancer patients. One patient was dosed in the Phase 0 trial. Data from that patient could inform therapeutic dose, timing, and potential safety in our later clinical trials. We believe that demonstrating our ability to overcome the challenge of RNA delivery to genetic targets outside of the liver, and specifically to tumors and metastases, would represent a major step forward in unlocking therapeutic access to genetic targets involved in a range of cancers.

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

The following graphic summarizes our modular design approach:

Our Team

At TransCode, we are driven to change how cancer is treated both as a therapeutic modality and in terms of improving patient outcomes. We believe in the potential of RNA therapeutics to offer patients complete regression of their disease without recurrence rather than the current norm of giving patients additional months of survival. We are led by an experienced team of dedicated scientists and experts with decades of experience in the foundational areas of RNA and drug development, including RNA chemistry and biology, and nanotechnology. Our Interim CEO, Thomas Fitzgerald, has experience with financings, mergers, acquisitions, licensings, partnership collaborations and other corporate transactions. Dr. Zdravka Medarova, our Co-Founder and Chief Scientific Officer, is a geneticist and cancer biologist by training. She is an internationally recognized leader in the field of non-coding RNAs for cancer therapy and one of the inventors of TransCode’s technology. She developed the core TTX delivery platform and validated many of the therapeutic targets. Dr. Anna Moore, our other scientific Co-Founder, is internationally known for her groundbreaking research on targeted imaging and image-guided therapy. Mr. Fitzgerald, who also serves as our CFO, has over 30 years of accomplishments as a CFO and an investment banker for companies from emerging growth to turnarounds to Fortune 500 companies in the life sciences, technology, financial and industrial sectors. While CFO at a prior company, he also served as interim CEO. In addition, the management team includes Susan Duggan, Senior VP of Operations. Our advisory team and industry-leading consultants have many years of experience in chemistry manufacturing controls, or CMC, scaleup and commercialization of oligonucleotide and nanoparticle-based therapeutics as well as strong expertise in medical, preclinical, quality systems management, regulatory affairs, business strategy, legal affairs, and clinical trial design.

Our Pipeline

We plan to continue research on a variety of microRNAs and biomarkers involved in cancer cell proliferation, carcinogenesis and metastasis. Our lead candidate, TTX-MC138, entered its first phase of clinical assessment in August 2023. We may request various FDA designations or approvals including Breakthrough Therapy, Accelerated Approval, Priority Review and Fast Track Designation based on clinical development results, and Orphan Disease Designation as many cancer indications are classified as orphan diseases. In addition, we amended our worldwide exclusive license with MGH to include a small interfering RNA, or siRNA, therapeutic candidate against PD-L1 in pancreatic and other cancer types including melanoma, breast and non-small cell lung cancer. This technology was invented at MGH by one of our scientific co-founders. We recently evaluated the efficacy of TTX-MC138 applied as monotherapy in a murine model of pancreatic adenocarcinoma. In this study, we treated mice bearing human pancreatic tumors implanted in their pancreata with TTX- MC138 once weekly for eight weeks. The candidate demonstrated a pharmacodynamic response by successfully inhibiting its target, microRNA-10b (miR-10b). Serum miR-10b was down-regulated by TTX-MC138 and was shown to be a potential surrogate biomarker of therapeutic efficacy, opening up the possibility of noninvasive monitoring of therapeutic response in human patients. Metastatic burden in these animals was inhibited by approximately 50% compared to animals treated with gemcitabine, the current standard of care.

The following table summarizes our development pipeline:

Our Strategy

Our goal is to become a leading oncology-focused biotechnology company, leveraging our proprietary platform to discover, develop and commercialize transformative treatments that could result in cancer being managed as a chronic disease. Our primary near-term objective is to conduct the planned Phase 1 clinical trial with TTX-MC138. Key components of our strategy include the following:

➢	Prioritize the clinical development of our TTX-MC138, TTX-siPDL1 and other programs to deliver potentially transformative therapies to patients. The modular design toolbox takes advantage of the “coded” nature of the genome and transcriptome. Because of that, synthetic oligonucleotides provide an ideal platform for rational design of therapeutic and diagnostic agents based on the phenomenon of complementarity. This approach can be used while relying on recent advances in bioinformatics, genomics, and transcriptomics. The therapeutic molecules can be antisense oligonucleotides, siRNA duplexes, ribozymes, miRNA mimics, immunostimulatory RNAs and others. These molecules can be synthesized to target portions of the code that are aberrant in disease and thus the unique genome of the patient would in turn direct us to an equally unique cocktail of therapeutic agents. We are specifically focused on delivering therapeutic solutions that reach previously inaccessible targets, in particular, those in which the biological pathways are clinically and genetically well-validated, to address significant unmet medical needs within broad patient populations. We believe that TTX-MC138, TTX-siPDL1, and our other programs have the potential to treat multiple cancer indications that fit these criteria.

➢	Further expand the capabilities of our TTX delivery platform to additional RNA targets. We believe our ability to identify and utilize previously undruggable microRNAs, particularly those with selective or restricted expression, may unlock new opportunities across broad therapeutic applications.
➢	Continue to build a broad and diverse pipeline of novel oncology therapeutic candidates. Guided by our drug development principles and the clinical results from our TTX-MC138 program, we intend to continue to identify therapeutic targets that have disruptive therapeutic potential and are predicted to be well-suited for a therapeutic approach. Given the unique genetic profiles in some of the patient populations that we aim to serve, we plan to continue to leverage a precision medicine approach to help identify patients with the highest probability of responding to our therapeutic candidates. The capabilities of our discovery platform, such as our expanded toolbox that includes our image capable delivery system, enable us to pursue targets linked to a wider range of indications.
➢	Expand and protect our proprietary know-how and intellectual property. We are developing a broad patent portfolio meant to protect our intellectual property, which we intend to expand further. Our intellectual property, which includes proprietary know-how as well as various patents, applies not only to our licensed compounds but also to other technologies owned by or licensed to TransCode.
➢	Explore synergistic collaboration opportunities. To further our goal of delivering transformative therapies to the broadest possible patient populations, we expect to leverage strategic partnerships that can contribute initially to complementary capabilities in cancer indications which require clinical studies and/or tumor indications that fall outside our core interests. Secondarily we are interested in partners that could potentially assist us in manufacturing, distribution, and commercialization in disease areas within our core area of therapeutic focus.

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

Because of these challenges, RNA as a cancer treatment modality has been bypassed largely by the interest in other forms of treatment including immunotherapy. One enticing feature of RNA-targeting therapeutics is that once chemistry and delivery are optimized, designing and producing a lead compound for a new target is relatively straightforward, and their in vivo pharmacokinetic profiles are highly predictable. This means that the timeline from target identification to preclinical proof of concept in animal models, to having a lead compound ready to be tested in clinical trials, should be measurable in months rather than years, which has been the norm for drug development. This is reflected in a burgeoning clinical pipeline: currently more than a hundred investigational RNA-targeting drugs are under clinical development for disease indications encompassing neurodegeneration, metabolic and cardiovascular disorders and various cancers. Advancements in the field are now accelerating after years of slow progress. In 2016, nusinersen, a splice - switching ASO, was approved by the FDA and became the first drug to treat spinal muscular atrophy, a rare and often fatal disease of the nervous system, and 2018 witnessed the first ever approval of an RNAi drug — patisiran — to treat polyneuropathy of hereditary transthyretin-mediated amyloidosis, another rare and devastating disease mediated by the liver. These successes validated the clinical utility of RNA-targeting therapeutics and brought forward lifesaving drugs for patients who previously had no effective treatment options.

Our scientific approach is based on three complementary elements that address these challenges: the ability to precisely deliver an oligonucleotide to an RNA target without compromising the integrity of the oligonucleotide; a platform on which to develop oligonucleotides that are designed to attack specific disease-causing RNA targets; and an imaging capability for optimal targeting which can guide therapeutic intervention.

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

TTX Design

Our delivery solution utilizes a similar construct as products that are already in clinical use for other indications. It leverages a particle that has been extensively used for imaging purposes and has been repurposed to be used as a delivery system for oligonucleotides. The nanocarrier is tunable to pre-designed specifications to shuttle therapeutic oligonucleotides to tumors and metastases and to precisely deliver oligonucleotides to an RNA target without compromising their integrity. Our platform, which has undergone approximately 20 years of research and development optimization at both MGH and TransCode, is designed to deliver the oligonucleotide to the tumor cells with enhanced stability and binding affinity. We believe that the nanocarrier’s small size may allow for a long circulation time and efficient accumulation in metastatic tumor cells while minimizing kidney and liver clearance. A dextran coating stabilizes the oligonucleotide by blocking large nuclease proteins from gaining access to it. Our delivery platform allows for the custom development of therapeutic candidates as well as targeting of specific biomarkers in multiple cancer types.

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

In one preclinical study using a stage II/III breast cancer model, our lead therapeutic candidate elicited complete regression without recurrence during the 12-week study period and 100% survival in the treated animals. In another preclinical study using an aggressive stage IV cancer model, our lead therapeutic candidate elicited complete regression without recurrence during the study period in 65% of animals treated. In a third preclinical study in an aggressive pancreatic cancer model, our lead therapeutic candidate inhibited metastatic disease by approximately 50% relative to animals treated with gemcitabine. At the end of the study, only 40% of the animals treated with TTX-MC138 had evidence of metastasis compared to 80% for animals treated with gemcitabine.

The general design of our therapeutic candidates is described in Fig. 1. The modular delivery system that constitutes the core of our therapeutic platform, TTX, comprises iron-oxide nanoparticles that have been designed for optimized delivery to primary and metastatic tumors. Based on the literature and our own studies, we believe that the delivery of TTX-candidates and other similar iron oxide nanoparticles to tumors and metastases relies on a combination of hemodynamic, physicochemical and metabolic factors. An approved iron oxide nanoparticle named Feraheme (ferumoxytol) used to treat iron deficiency anemia has been observed clinically to be long circulating with a blood half-life in humans of 17 – 24 hours. This far exceeds what we believe is the 3 – 6 hours for lipid nanoparticles. Iron oxide nanoparticles distribute to the interstitium (spaces between cells) of tumors and metastases via the enhanced permeability and retention, or EPR, effect, followed by uptake of the nanoparticles into tumor cells. Our nanoparticles are also coated with crosslinked dextran, a glucose polymer, which stabilizes the nanoparticles and further facilitates uptake. An additional advantage of our design derives from the capability for noninvasive imaging via magnetic resonance imaging, or MRI, resulting from our incorporation of a superparamagnetic iron oxide into the design of TTX.

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

The TTX delivery platform is highly differentiated from other oligonucleotide delivery systems that have been developed commercially (Fig. 2).

We describe our delivery system as “Oligonucleotide Conjugated Nanoparticle” and believe it offers the following advantages:

➢	Small size (20-30 nanometers) gains access to tumors and metastases and avoids early clearance by the liver and kidneys; long circulation half-life;
➢	Low risk of immunogenicity vs competitor lipid particles which have been shown to induce undesirable immune responses via a number of different mechanisms, including complement activation and inflammatory cytokine overproduction;
➢	Quantitative non-invasive imaging via MRI & measurement of drug bioavailability during treatment;
➢	Surface coating consisting of a non-metabolizable glucose polymer creates steric hindrance by blocking large nuclease proteins from gaining access to oligonucleotides during the binding process to our target microRNA and at the same time results in improved stability and cell uptake;
➢	Highly stable, low toxicity potential; and
➢	Accumulation inside tumors and metastases as well as greater binding affinity and specificity to intended genetic targets inside tumor cells.

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

To test the applicability of our therapeutic strategy in a larger animal, our scientific co-founders conducted a case study with a feline patient that had developed spontaneous mammary carcinoma, or FMC, the third most common cancer in cats and highly metastatic. FMC has high resemblance to human breast cancer compared to mammary carcinomas of other companion animals in terms of relative age at onset, incidence, risk factors, prognostic aspects, histopathology, biological behavior, metastatic pattern and response to therapy.

Importantly, cats experience the same environmental risk factors as humans and are immunocompetent, more accurately reflecting the complex interplay between genetics, the immune system, and the tumor microenvironment than in smaller animals. Finally, there is greater homology between cats and humans than between rodents and humans for specific genes.

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

In the study, investigation of miR-10b expression in feline tissues confirmed the diversity and heterogeneity of FMC presentation in terms of miR-10b expression and tumor receptor positivity, which was similar to that in humans (Fig. 3). This points to the necessity of obtaining evidence of miR-10b expression from blood and biopsy samples to stratify patients who can potentially benefit from this therapeutic candidate. In human cancer, miR-10b expression has been shown to be significantly increased in later stage patients and in those with more aggressive types of cancers. We believe that to guide treatment in future clinical trials, patients may be selected based on their levels of miR-10b expression, similar to the current standard diagnostic tests with other cancer markers, such as HER2+. To translate our earlier successful studies in mice to humans, we believe that investigating the effectiveness of the therapeutic candidate in relevant spontaneous diseases in larger animals can be useful.

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

In the case study, a feline patient that previously had failed multiple rounds of standard-of-care treatment for advanced metastatic FMC and was at the end of its life expectancy, was dosed with TTX-MC138. Delivery of TTX-MC138 to the metastatic lesions was demonstrated using noninvasive magnetic resonance imaging, or MRI, (Fig. 4). Dosing with TTX-MC138 resulted in durable inhibition of the miR-10b target and induction of the downstream metastasis suppressor, HOXD10, lasting as long as three months after injection (Fig. 5). The patient tolerated the injection well with no adverse effects and vital signs remained within the normal range. The animal resumed normal eating, drinking, and grooming. Complete blood count, or CBC, and blood chemistry profiles did not show significant changes from the normal ranges except for transient elevation of potassium and Na/K ratio possibly due to dehydration. Liver aspartate transaminase, or AST, and creatine kinase, or CK, levels were slightly but transiently elevated after injection. All levels returned to normal two weeks after the injection. Importantly, weight gain of more than 5% was recorded (Fig. 4). Seven weeks after the first dose, the feline patient was dosed a second time and tolerated the injection well.

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

Other Publications

In addition to the above publications, we recently published findings in BioRxiv demonstrating the feasibility of our RIG-I targeting approach relevant to our TTX-RIGA candidate. This publication can be found at: https://www.biorxiv.org/content/10.1101/2022.12.08.519592v1.

Our Programs

Target Identification - microRNA’s

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

Clinical Feasibility of Delivery

Clinical proof of delivery is based on studies in patients using the clinically approved agent Ferumoxytol, which is marketed as iron replacement therapy for patients with anemia and has also been used off-label in clinical studies as an imaging agent detectable by MRI. Imaging studies in patients with metastatic cancer have shown that the agent accumulates in clinical metastases (Fig. 6). Results quantifying the amount of iron oxide delivered to clinical metastases provide preliminary expectations that at clinically acceptable doses of TTX-MC138 (up to 5 mg/kg), we believe we will be able to achieve robust target engagement and therapeutic effects in human patients.

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

Positive Preclinical Results with TTX-MC138 in Pancreatic Adenocarcinoma

We recently evaluated the efficacy of our lead therapeutic candidate, TTX-MC138, applied as monotherapy in a murine model of pancreatic adenocarcinoma. In this study, we treated mice bearing human pancreatic tumors implanted in their pancreata with TTX-MC138 once weekly for eight weeks. The candidate demonstrated a pharmacodynamic response by successfully inhibiting its target, microRNA- 10b (miR-10b). Serum miR-10b was down-regulated by TTX-MC138 and was shown to be a potential surrogate biomarker of therapeutic efficacy, opening up the possibility of noninvasive monitoring of therapeutic response in human patients. Animals treated with TTX-MC138 showed an approximate 50% reduction of metastases compared to animals treated with gemcitabine.

These new findings expand the potential therapeutic relevance of TTX-MC138 beyond breast cancer, in which activity had previously been shown in preclinical studies, to include pancreatic adenocarcinoma. However, there is no assurance that these preclinical results will be duplicated in further preclinical studies or in cancer patients suffering from pancreatic cancer.

Figure 10. We recently evaluated the efficacy of our lead therapeutic candidate, TTX-MC138, applied as monotherapy in a murine model of pancreatic adenocarcinoma. In this study, we treated mice bearing orthotopic xenografts derived from human pancreatic adenocarcinoma cells with TTX-MC138 once weekly for eight weeks. Animals treated with phosphate buffered saline or gemcitabine served as controls. Metastasis was significantly inhibited in animals treated with TTX-MC138 versus controls. The number of animals with evidence of metastasis and the number of metastasis-bearing organs per animal were reduced by approximately 50% in animals treated with TTX-MC138 versus gemcitabine. Importantly, TTX-MC138 demonstrated a pharmacodynamic response by successfully inhibiting its target, microRNA-10b (miR-10b).

Clinical Development Plan

Phase 0 — First-in-Human Clinical Study

We commenced our FIH Phase 0 clinical trial at MGH, a major cancer center, in August 2023. The primary purpose of conducting this trial was to demonstrate clinical delivery of TTX-MC138 to metastatic tumor lesions. Another objective of the Phase 0 trial was to evaluate the pharmacokinetics of our therapeutic candidate. While only one patient has been treated in this trial, we believe that we obtained the results we expected. Namely, the data from the first patient showed that radioactivity consistent with accumulation of TTX-MC138 was detected by noninvasive imaging in the regions of the metastatic lesions previously identified by fluorodeoxyglucose /positron emission tomography. In addition, radiolabeled TTX-MC138 had pharmacokinetic behavior consistent with that expected based on non-clinical IND-enabling studies. The patient tolerated the dosing with no reported adverse reactions. Metabolite analysis indicated circulation of intact radiolabeled TTX-MC138 for more than 20 hours, equivalent to that predicted by Drug Metabolism and Pharmacokinetics (DMPK) modelling, and that the drug candidate analyzed in the blood was identical to that of the manufactured drug candidate, demonstrating in vivo stability. Complete analysis of data from this first patient is in process and will be included in the final report for the study.

The Phase 0 clinical trial offered the potential to:

➢	demonstrate quantifiable evidence of delivery of TTX-MC138 to metastatic lesions in subjects with advanced solid tumors;
➢	inform Phase I/II clinical trials by measuring pharmacokinetics and biodistribution in some vital organs and other tissues;
➢	inform therapeutic dose levels based on microdose results; and
➢	validate delivery for the TTX pipeline more broadly, potentially opening-up additional relevant RNA targets that have been previously undruggable due to challenges with RNA delivery.

In addition to the data with Feraheme presented above, we dosed one patient with radiolabeled TTX-MC138 in our Phase 0 clinical trial. That patient had metastatic lesions in three locations – bone, lungs and liver. PET-MRI imaging of the patient after dosing with TTX-MC138 indicated evidence of radioactivity in the patient’s metastatic lesions (Figure 11), suggesting that TTX-MC138 accumulated in clinical metastates.

Figure 11. Evidence of accumulation of radiolabeled TTX-MC138 in clinical metastases.

Anticipated Phase I Clinical Trial

We have submitted an IND for a Phase I/II clinical trial with TTX-MC138 and we expect the FDA to complete its review of our IND in the second quarter of 2024.

Description

The anticipated Phase I dose escalation and expansion clinical trial, which is subject to FDA review and approval, is designed to assess the safety of the therapeutic candidate in humans, including observing potential side effects, and to determine the maximum tolerated dose, or MTD, of TTX-MC138 for treating subjects with metastatic cancer. It is anticipated that study subjects will have had prior surgical resection of their primary tumors.

Anticipated Design

➢	To evaluate the safety and tolerability of escalating dose levels of TTX-MC138 to determine the MTD.
➢	To evaluate the anti-tumor activity of TTX-MC138 in subjects with advanced solid tumors.
➢	To evaluate anti-tumor activity of escalating dose levels of TTX-MC138.
➢	To evaluate immunogenicity of TTX-MC138.
➢	To characterize the pharmacokinetics (PK) profile of TTX-MC138.
➢	To explore the pharmacodynamic (PD) effect of TTX-MC138 on biomarker expression, which may include miR-10b expression, Ki-67 tumor cell proliferation, and downstream miR-10b targets.
➢	Up to 5 investigative sites.

This study is planned to be a dose escalation and expansion study in which a Bayesian Optimal Interval, or BOIN, Design will be employed to inform dose-escalation among cohorts in the dose escalation phase of the study.

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

The human immune system has T cells that help fight off diseases. T cells are like soldiers that help the body fight infections and other diseases, including cancer. However, cancer cells can escape T cell attacks by expressing a protein called PD-L1. PD-L1 works like a “stop sign” to inactivate T cells. The far left of Fig. 12 shows how cancer cells prevent T-cells from recognizing and killing them by producing PD-L1. To the right of the first graphic in Fig. 12 is a graphic that shows how current checkpoint inhibitors work to block PD-L1 expression. On the far right in Fig. 12 is a graphic showing how our therapeutic is designed to work using an approach to prevent the synthesis of PD-L1 altogether rather than blocking its function after the cancer cell has produced it. Because TTX-siPDL1 incorporates an siRNA against PD-L1 as its functional component, it inactivates PD-L1 at the post-transcriptional level. Namely, it triggers the degradation and/or translational repression of the PD-L1 messenger RNA (mRNA), preventing the cell from expressing the PD-L1 antigen.

Figure 12. Mechanism of action of PD-L1 inhibitors. Cancer cells can escape immune attack by expressing a protein called PD-L1 which works like a “stop sign” to inactivate T cells. On the far left is a graphic showing how tumor cells produce PD-L1 to prevent T-cells from recognizing and killing the tumor cells. Second from the left is a graphic that shows how current checkpoint inhibitors work to block PD-L1 expression. The graphic second from the right shows how our TTX-siPDL1 is designed to work — preventing the synthesis of PD-L1 rather than blocking its function, leading to tumor cell death (far right).

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

We believe an additional key advantage of our approach derives from the fact that it offers an opportunity to develop a clinically relevant, image-guided treatment protocol that provides knowledge about therapeutic outcome, expressed both as change in tumor volume and tumor growth rate. Importantly, the combination of hemodynamic and metabolic targeting is expected to achieve highly efficient distribution of the therapeutic in the tumor microenvironment and uptake inside tumor cells, as opposed to monoclonal antibodies which are not optimally targeted to the tumor microenvironment. As a result, TTX-siPDL1 could potentially have much more potent target engagement than currently-used checkpoint inhibitors, which are based on monoclonal antibodies.

Our pancreatic cancer studies illustrated the potential of a combination treatment with gemcitabine and TTX-siPDL1. Study mice co-treated with TTX-siPDL1 and gemcitabine showed significant inhibition of tumor growth relative to controls (p < 0.05). This difference was evident two weeks after beginning treatment (Fig. 13A).

The presumed advantage of the combination treatment was demonstrated in the study when assessing animal survival (Fig. 13B). In the study, 67% of the mice treated with gemcitabine and TTX-siPDL1 (high dose) survived for 12 weeks while 67% of the mice treated with gemcitabine and TTX-siPDL1 (low dose) survived until week eight. All of the control mice treated with TTX-siSCR and gemcitabine succumbed by week six. Within the study, all of the mice in the group treated with gemcitabine and TTX-siSCR developed large necrotic tumors, presumably due to the high rate of tumor growth. Tumor necrosis and ulceration were not seen in the animals treated with the combination therapeutic candidate.

Figure 13. Outcome of treatment with TTX-siPDL1 and gemcitabine, or Gem. The mice were treated with Gem (333.3 mg/kg) in solution with a low dose of either TTX-siPDL1 or siSCR (10mg/kg Fe; 520 nmoles/kg siRNA in both groups) or a high dose of TTX-siPDL1 or siSCR (10 mg/kg Fe, 937 nmoles/kg siRNA in both groups).

Our preclinical data were used in support of our application for Orphan Drug Designation which we received in June 2022. More recently, we carried out studies in a highly aggressive syngeneic orthotopic animal model of pancreatic ductal adenocarcinoma, or PDAC, that is characterized by intense desmoplasia, similar to human PDAC. Specifically, in this model, in untreated animals, tumor volume grew 788-fold over the course of 5 weeks, with 30-40% of the tumor mass attributed to a fibrous capsule. We implanted Hy15549 cells into the pancreas of C57BL/6 mice. Once tumors measured over 2 mm in diameter, as measured by anatomic MRI, treatment was initiated and involved gemcitabine (6.66 mg/mouse) and TTX-siPDL1 at two doses: low dose (1500 nmoles siRNA/kg) or high dose (2000 nmoles siRNA/kg). Our studies demonstrated that TTX-siPDL1 was successfully delivered and effective even in the highly desmoplastic and hypovascular Hy15549 murine model of PDAC, which has been deemed nonresponsive to antibody-based immune checkpoint blockade. Anatomic MRI showed that in the animals treated with high-dose TTX-siPDL1 alone or in combination with gemcitabine, tumor growth rates were lower than in the PBS controls (Fig. 14).

After two weekly treatments with TTX-siPDL1 plus gemcitabine, tumor volumes were four times smaller than in untreated animals. Importantly, animal survival was improved dramatically in animals treated with TTX-siPDL1 plus gemcitabine compared to all other groups. Among the animals treated with TTX-siPDL1 plus gemcitabine, the hazard ratio for overall survival (OS) relative to PBS was 0.08. Interestingly, even in the absence of gemcitabine, TTX-siPDL1 as monotherapy improved survival more dramatically than gemcitabine (HR, 0.24 for TTX-siPDL1 vs. 0.42 for gemcitabine) (Fig. 14). Immunohistology on the tumor tissues post-necropsy indicated that the treatment inhibited PD-L1, increased CD8+T cell recruitment, reduced Treg abundance, and increased immune cell toxicity as measured by Granzyme B levels. These findings were accompanied by lower cell proliferation, as shown by Ki-67 staining. Finally, as an initial measurement of tissue damage due to the treatment, we analyzed major organs by histopathology and saw no differences from the vehicle-treated controls. Considering the aggressive and fibrous nature of the Hy15549 model and its resistance to traditional checkpoint inhibitors, the described RNAi-based therapeutic approach could be promising against PDAC and could make an impact on one of the most intractable cancers which has long evaded the power of modern medicine to deliver long-term survival.

Figure 14. Combination treatment with gemcitabine and TTX-siPDL1 (depicted in Figure as MN-siPDL1). Image on left: Representative T2- weighted MR images during the course of treatment. Tumors were segmented manually using ImageJ. Graph in middle, top: Change in tumor volume during treatment Graph on right, top: Change in body weight during treatment. Graph in middle, bottom: Kaplan-Meier survival analysis demonstrating survival improvement in animals treated with high-dose TTX-siPDL1 plus gemcitabine vs. control groups. Table on right, bottom: Hazard Ratios for Overall Survival.

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

Our therapeutic candidate, TTX-RIGA, is in preclinical development. TTX-RIGA is designed to utilize our proprietary delivery system to deliver a RIG-I agonist to tumor cells. TTX-RIGA is intended to activate the RIG-I signaling pathway, in turn triggering an immune response that targets cancer. The results of the testing we have completed support continuation of our research with this candidate. A manuscript detailing feasibility studies with RIGA was recently published in BioRxiv. Furthermore, we have demonstrated successful synthesis of TTX-RIGA and its capability to agonize RIG-I and induce immune activation. In an animal model of melanoma, treatment with TTX-RIGA injected intravenously over six consecutive days inhibited tumor growth and, importantly, largely arrested the growth of secondary recurrent tumors implanted six days after the final treatment due to activation of a type I IFN immune response. This effect was not seen in animals injected intratumorally with a current standard-of-care RIG-I agonist (Fig. 15).

Figure 15. C57BL/6 mice were implanted subcutaneously with B16-F10 cells. Treatment was initiated once tumors were established. Treatment continued until day 6 after tumor implantation. On day 12 after the beginning of treatment, a secondary tumor challenge with the same cell line was performed by subcutaneous implantation into the contralateral flank.

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

INTELLECTUAL PROPERTY

Our intellectual property, or IP, portfolio is directed to our therapeutic and diagnostic candidates and their targeted use and development in specific patient populations and in specific indications. Comprised primarily of intellectual asset types of patents, trademarks, know-how and trade secrets, our rights-based portfolio currently consists of seven different patent families and one trademark. Our patent portfolio comprises issued patents, pending patent applications and new provisional patent applications. We have licensed rights to patents issued in the U.S. which we believe provides exclusivity for a significant portion of the potential worldwide market for TTX-MC138, our lead candidate, and are pursuing additional filings in both the U.S. and elsewhere. Patents we have licensed for a TTX-MC138-associated biomarker test have issued in both the U.S and in the European Union.

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

Therapeutic Patent Rights Assigned to TransCode

Nanoparticles Comprising Target Binding Scaffold Proteins and their in vivo Delivery

➢	U.S. Provisional Patent Application filed on May 5, 2023 (63/406,469)

Template Directed Immunomodulation for Cancer Therapy

➢	International PCT Application (PCT/US2021/65580) filed December 30, 2021. Corresponding national stage applications are pending in the United States, Canada, Japan, Australia, Europe and Korea.

Radiolabeled Nanoparticles and Template Directed Immunomodulation for Cancer Therapy

➢	International PCT Application PCT/US2023/026460 and US 18/215,550 filed June 28, 2023.

Therapeutic Patent Rights (Covered under MGH License)

Therapeutic Nanoparticles and Methods of Use Thereof

➢	US 9,763,891 — Granted (Issued September 2017). Expiry not expected before 2032.
➢	US 9,629,812 — Granted (Issued April 2017). Expiry not expected before 2032.
➢	US 10,463,627 — Granted (Issued November 2019). Expiry not expected before 2032.

Biomarker Patent Rights (Diagnostic test)

miRNA Profiling Compositions and Methods of Use

➢	US 10,086,093 — Granted (Issued October 2018). Expiry not expected before 2034.
➢	US 18/339,621 (pending).
➢	EP 2961386 — Granted (Issued July 2019). Expiry not expected before 2034.

Compositions and Methods for Tunable Magnetic Nanoparticles

➢	PCT/US 2020/63635 — Application filed December 7, 2020. Corresponding national stage applications are pending in Australia, Canada, China, Europe, Japan, Korea, and the United States. Expiry not expected before 2040.

Compositions and Methods for Immune Checkpoint Inhibition

➢	PCT/US 2019/050003 — Application filed September 6, 2019. Corresponding national stage filings pending in Australia, Canada, China, Europe, Japan, Korea, and the United States. Expiry not expected before 2038.

Agents and Methods for Treating Pancreatic Ductal Carcinoma

➢	US 10,588,920 — Granted (Issued March 2020). Expiry not expected before 2036.
➢	US Ser. No. 17/469,530 (pending).

Radiolabeled Therapeutic Nanoparticles and Methods of Using the Same

➢	PCT application PCT/US2021/057912 filed November 3, 2021. Corresponding national stage applications are pending in Japan, Europe, Korea and the United States. Expiry not expected before 2041.

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

Upon the occurrence of certain milestones, we are also obligated to make payments of up to an additional$1.55 million in aggregate. As of the date of this annual report, no milestone events had been achieved.

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

Targeted therapies differ from standard chemotherapy in several ways:

➢	Targeted therapies act on specific molecular targets that are associated with cancer, whereas most standard chemotherapies act on all rapidly dividing normal and cancerous cells.
➢	Targeted therapies are deliberately chosen or designed to interact with their target, whereas many standard chemotherapies were identified because they kill cells.
➢	Targeted therapies are often cytostatic (that is, they block tumor cell proliferation), whereas standard chemotherapy agents are cytotoxic (that is, they kill tumor cells).

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

MANUFACTURING

Chemistry, Manufacturing and Controls (CMC)

CMC is an extensive aspect of the IND-enabling process and is critical to setting appropriate timelines and connecting “deliverables” to clinical trials. The term “deliverables” refers to more than just the drug product itself. It also includes analytical standards and required documentation on drug purity, dose strength, storage, handling and stability. The materials for the analytical development process are produced as part of the CMC process and must be delivered before CMC development work can begin, as are activities that require analytical support for which time requirements must also be considered.

The design and manufacture of nanodrugs such as TTX-MC138 for miRNA targeting in tumor cells has gone through extensive research and development optimization at MGH prior to our company formation. Optimization work continues in our lab and at our CMO. The basic design of these nanodrugs includes dextran-coated iron oxide nanoparticles conjugated to an LNA-modified antisense oligonucleotide that stably binds and inhibits the complementary mature miRNA inside the metastatic lesion. The oligonucleotide drug substance incorporated in the final therapeutic candidate drug product is currently manufactured by our contract manufacturer, or CMO, in Germany. We believe this CMO will be able to meet our needs for oligonucleotide manufacturing meeting current good manufacturing practices, or cGMP, or good laboratory practices, or GLP, (together sometimes referred to as GxP) at least for the near term. TransCode has been utilizing the manufacturing services of this CMO since 2017.

We engaged a different European CMO to produce the final therapeutic candidate drug product in which our oligonucleotides are attached to aminated dextran-coated iron oxide particles. The dextran-coated iron oxide particles are analogous in structure and size to those used in the FDA-approved, intravenously administered, iron replacement therapy known as Ferraheme®.

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

The process required by the FDA before our therapeutic candidates are approved as drugs for therapeutic indications and for marketing in the United States generally involves the following:

➢	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;
➢	submission to the FDA of an IND application, which must become effective before clinical trials may begin;
➢	approval by an IRB, or independent ethics committee at each clinical trial site before each trial may be initiated;
➢	performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
➢	submission to the FDA of a New Drug Application, or NDA;
➢	a determination by the FDA within 60 days of its receipt of an NDA, to accept the filing for review;
➢	satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with current good manufacturing practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
➢	potential FDA audit of the clinical trial sites that generated the data in support of the NDA;
➢	payment of user fees for FDA review of the NDA; and
➢	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

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

The clinical stage of development involves the administration of the therapeutic candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection, inclusion and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable related to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about clinical trials, including clinical trials results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.

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

➢	Phase 1 — Phase 1 clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, excretion the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
➢	Phase 2 — Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.

➢	Phase 3 — Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labelling.

FDA additionally allows for the conduct of exploratory IND studies, termed Phase 0 clinical trials. Exploratory IND trials are conducted under an IND early in clinical development, prior to traditional dose escalation, safety and tolerance studies that ordinarily initiate a clinical drug development program. Exploratory IND studies usually involve very limited human exposure and have no therapeutic or diagnostic intent. The goals of an exploratory IND study may include determining whether a mechanism of action defined in experimental systems can also be observed in humans, providing important information on pharmacokinetics, selecting the most promising lead product from a group of candidates designed to interact with a particular therapeutic target in humans, based on pharmacokinetic or pharmacodynamic properties, or exploring a product’s biodistribution characteristics using various imaging technologies.

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

Rare pediatric disease designation and priority review vouchers

Under the FD&C Act, the FDA incentivizes the development of drugs that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life- threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be received from sales in the United States of such drug. The sponsor of a therapeutic candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the PRV program through September 30, 2026, with the potential for PRVs to be granted through that date.

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

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

➢	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
➢	safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
➢	fines, warning letters or holds on post-approval clinical trials;
➢	refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
➢	product seizure or detention, or refusal to permit the import or export of products;
➢	injunctions or the imposition of civil or criminal penalties; and
➢	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs; or mandated modification of promotional materials and labeling and issuance of corrective information.

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

➢	The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bride, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid; a person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
➢	The federal civil and criminal false claims laws, including the civil False Claims Act, or FCA, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistle-blower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.
➢	The federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies.

➢	The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the healthcare fraud statute implemented under HIPAA or specific intent to violate it in order to have committed a violation.
➢	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, imposes, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
➢	The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also require reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.
➢	Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
➢	Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. These laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures and pricing information. State and foreign laws also govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

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

Current and future healthcare reform legislation

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, includes changes to the coverage and payment for products under government health care programs. The Affordable Care Act includes provisions of importance to our potential therapeutic candidates that:

➢	created an annual, non-deductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;
➢	expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
➢	expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
➢	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
➢	expanded the types of entities eligible for the 340B drug discount program;
➢	established the Medicare Part D coverage gap discount program by requiring manufacturers to provide point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
➢	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Compliance with other federal and state laws or requirements; changing legal requirements

If any products that we may develop are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, labeling, packaging, distribution, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws, among other requirements to which we may be subject.

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

Government regulation of drugs outside the United States

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization or identification of an alternate regulatory pathway, manufacturing, commercial sales and distribution of our products. For instance, in the United Kingdom and the European Economic Area, or the EEA (comprising the 27 EU Member States plus Iceland, Liechtenstein and Norway), medicinal products must be authorized for marketing by using either the centralized authorization procedure or national authorization procedures.

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

➢	National authorization procedures — There are also two other possible routes to authorize products for therapeutic indications in several countries, which are available for products that fall outside the scope of the centralized procedure:
➢	Decentralized procedure — Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure.

➢	Mutual recognition procedure — In the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, additional marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

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

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of March 20, 2024, we had 10 employees, three of whom have Ph.D. degrees. All of our employees are full-time employees. Six employees are engaged primarily in research and development, clinical and quality systems, and four are engaged primarily in business development, corporate strategy, finance, and general management and administration. We supplement the efforts of our employees by use of consultants and advisors. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Our human capital is integral to helping us achieve our goal to change how cancer is treated both as a therapeutic modality and in terms of improving patient outcomes. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain and motivate our employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

AVAILABLE INFORMATION

Our website address is https://www.transcodetherapeutics.com. At this address we make available free of charge our Forms 10-K, 10-Q, and our 8-K reports, including exhibits, and amendments to those reports, as soon as reasonably practicable after filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below, as well as the other information in this annual report. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, prospects, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The trading price of our common stock could decline significantly due to any of these risks or other factors, and as a result, you may lose all or part of your investment.

Risks related to our financial position and need for additional capital

We could lose our listing on the Nasdaq Capital Market if we do not maintain our stockholders’ equity or if the closing bid price of our common stock does not increase. The loss of our Nasdaq listing would in all likelihood make our common stock significantly less liquid and adversely affect its value, including a total loss of value.

On May 16, 2023, we received a letter from the Listing Qualifications Department, or the Staff, of the Nasdaq Stock Market LLC, or Nasdaq, stating that we were not in compliance with the stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires that companies listed on the Nasdaq Capital Market maintain stockholders’ equity of at least $2,500,000, or the Stockholders’ Equity Requirement, or that they meet one of the alternative listing standards: market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

On June 30, 2023, we submitted a plan to Nasdaq describing how we intended to seek to regain compliance with the Stockholders’ Equity Requirement, or the Compliance Plan, but the Staff did not accept our Compliance Plan. Shortly thereafter, we submitted a request for a hearing to a Nasdaq Panel, or the Panel. The hearing was held on October 5, 2023. On October 26, 2023, we received a letter from the Panel granting an extension to continue our listing on Nasdaq until January 22, 2024, subject to two requirements, both of which we met.

On January 31, 2024, we received notice from Nasdaq that it had determined that we had regained compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) (the Equity Rule) for continued listing on the Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we are subject to a mandatory panel monitor through January 26, 2025. The Nasdaq notice also stated that if, within the one-year monitoring period, the Staff finds us again out of compliance with the Equity Rule that was the subject of the exception, notwithstanding Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and we will have an opportunity to request a new hearing with the initial Hearing Panel or a newly convened Hearing Panel if the initial Panel is unavailable. We will have the opportunity to respond/present to the Hearing Panel as provided by Listing Rule 5815(d)(4)(C). Our securities may at that time be delisted from Nasdaq.

Additionally, on November 7, 2023, we received a letter from the Staff notifying us that for the 30 consecutive business day period between September 26, 2023, through November 6, 2023, our common stock had not maintained a minimum closing bid price of $1.00 per share, or the Minimum Bid Price Requirement, required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). Nasdaq provided us an initial period of 180 calendar days, or until May 6, 2024, or the Compliance Date, to regain compliance with the Minimum Bid Price Requirement. If, at any time during this 180-day period, the closing bid price for our common stock is $1.00 per share or more for a minimum of 10 consecutive business days, or such longer period up to 20 consecutive business days as may be determined by the Staff in its discretion, the Staff will provide us written notification that we have complied with the Minimum Bid Price Requirement. On January 16, 2024, we effected a 1-for-40 reverse stock split. However, the closing bid price of our common stock has not been above $1.00 for a minimum of 10 consecutive business days since then.

If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period. If it appears to the Staff that we will not be able to cure the Minimum Bid Price deficiency, the Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to the Panel. There can be no assurance that if we do appeal any Staff delisting determination to the Panel, such appeal would be successful.

In the event of a delisting from the Nasdaq Capital Market, we may seek to have our stock traded in the over-the-counter inter-dealer quotation system, more commonly known as the OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the securities exchanges, such as the Nasdaq Capital Market, or, together, Exchange-listed stocks. Many OTC stocks trade less frequently and in smaller volumes than Exchange-listed stocks. Accordingly, our stock would be less liquid than it would be otherwise. Also, the prices of OTC stocks are often more volatile than Exchange-listed stocks. Additionally, institutional investors are usually prohibited from investing in OTC stocks, and it might be more challenging to raise capital.

As further described below, in light of our financial position and our need to raise additional capital, in the event of a delisting from the Nasdaq Capital Market, delisting from the Nasdaq Capital Market would materially limit our ability to obtain additional equity capital. We may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such restructuring activities, holders of our common stock and other securities will likely suffer a total loss of their investment.

We have identified conditions and events that raise substantial doubt about our ability to continue operations in the near-term and our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. We may need to seek an in-court or out-of-court restructuring of our liabilities, including potentially a bankruptcy proceeding, or to substantially reduce or totally cease our operations.

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of December 31, 2023, we had cash of approximately $2.8 million. We believe that the net proceeds from our January 2024 offering, together with our existing funds, will enable us to fund our operating expenses and capital requirements into late third quarter or early fourth quarter of 2024. Our recurring losses from operations and negative cash flow raise substantial doubt about our ability to continue as a going concern without sufficient capital resources. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the years ended December 31, 2023 and 2022, with respect to this uncertainty. Our ability to continue as a going concern is dependent on our available cash, how well we manage that cash, and our operating requirements. We will need to raise additional capital to continue as a going concern. The failure to obtain sufficient additional funds on commercially acceptable terms to fund our operations and satisfy our obligations to creditors may have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations in the near-term. We will likely need to consider additional cost reduction strategies, which may include, among other actions, amending, delaying, limiting, reducing, or terminating our development programs, and we may need to seek an in-court or out-of-court restructuring of our liabilities, including potentially a bankruptcy proceeding, or to substantially reduce or totally cease our operations. In the event of such restructuring activities, holders of our common stock and other securities will likely suffer a total loss of their investment.

We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.

Investment in oncology product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential therapeutic candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We are still in the early stages of development of our therapeutic candidates. We have initiated a Phase 0 trial in which we have dosed 1 patient having advanced solid tumors. We have no products licensed for commercial sale and have not generated any revenue from product sales or otherwise to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We finance our current operations with funds obtained primarily from equity financings.

We have incurred significant annual net losses in each period since inception. For the years ended December 31, 2023 and 2022, our net losses were approximately $18.5 million and $17.6 million, respectively. As of December 31, 2023, our accumulated deficit was approximately $46.4 million.

We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase substantially if and as we:

➢	conduct preclinical studies and clinical trials for our current and future therapeutic candidates;
➢	continue our research and development efforts and submit INDs for future therapeutic candidates;
➢	seek marketing approvals for any therapeutic candidates that successfully complete clinical trials;
➢	build infrastructure to support sales and marketing for any approved therapeutic candidates;
➢	scale up external manufacturing and distribution capabilities for clinical trials and, if approved, commercial supply of our therapeutic candidates;
➢	expand, maintain and attempt to protect our intellectual property portfolio;
➢	hire additional clinical, regulatory, scientific and other personnel; and
➢	operate as a public company.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any product sales. We have no products approved for commercial sale, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a therapeutic candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

➢	initiating and completing research regarding preclinical and clinical development of, TTX-MC138 and any future therapeutic candidates;
➢	developing a sustainable and scalable manufacturing process for TTX-MC138 or our other therapeutic candidates and any future therapeutic candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third-parties;
➢	launching and commercializing TTX-MC138, our other therapeutic candidates and any future therapeutic candidates for which we obtain marketing approvals, either directly or with a collaborator or distributor;
➢	obtaining market acceptance of TTX-MC138, our other therapeutic candidates and any future therapeutic candidates as viable treatment options;

➢	addressing any competing technological and market developments;
➢	identifying, assessing, acquiring and developing new therapeutic candidates;
➢	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
➢	obtaining, maintaining, attempting protection of, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
➢	attracting, hiring, and retaining qualified personnel.

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

The development of pharmaceutical drugs is capital intensive. As of December 31, 2023, we had cash totaling approximately $2.8 million. We believe that these funds, together with the net proceeds from this offering, will be sufficient to fund our operating expenses and capital expenditure requirements into the third quarter of 2024. As a result, we will need to raise additional capital to continue as a going concern. Unless we receive additional funding, we may not be able to complete our planned Phase 1 trial. Further, we may only be able to complete the trial in a small subset of patients and in only one tumor type. Even if completed, we will require additional funds to advance further. If we are capital constrained, we may not be able to meet our obligations. If we are unable to meet our obligations, or we experience a disruption in our cash flows, it could limit or halt our ability to continue to develop our therapeutic candidates or even to continue operations, either of which occurrence would have a material adverse effect on us.

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

Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

➢	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our current or future therapeutic candidates;
➢	the potential additional expenses attributable to adjusting our development plans (including any supply-related matters) to the COVID-19 pandemic;
➢	the scope, prioritization and number of our research and development programs;
➢	the costs, timing and outcome of regulatory review of our current or future therapeutic candidates;
➢	our ability to establish and maintain collaborations on favorable terms, if at all;
➢	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
➢	the extent to which we are obligated to reimburse, or are entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
➢	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
➢	the extent to which we acquire or license other current or future therapeutic candidates and technologies;
➢	the costs of securing manufacturing arrangements for commercial production; and
➢	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our current or future therapeutic candidates.

Identifying potential current or future therapeutic candidates, manufacturing, and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our current or future therapeutic candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to continue to rely on additional funding to achieve our business objectives.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current or future therapeutic candidates.

Disruptions in the financial markets in general have made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms favorable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness could result in fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or current or future therapeutic candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

➢	the timing and success or failure of clinical trials for our therapeutic candidates or competing therapeutic candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
➢	our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;
➢	our ability to obtain marketing approval for our therapeutic candidates, and the timing and scope of any such approvals we may receive;
➢	the timing and cost of, and level of investment in, research and development activities relating to our therapeutic candidates, which may change from time to time;
➢	the cost of manufacturing our therapeutic candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;
➢	the quality and stability of our manufactured therapeutic candidates;
➢	our ability to attract, hire and retain qualified personnel;
➢	expenditures that we will or may incur to develop additional therapeutic candidates;
➢	the level of demand for our therapeutic candidates should they receive approval, which may vary significantly;
➢	the risk/benefit profile, cost and reimbursement policies with respect to our therapeutic candidates, if approved, and existing and potential future therapeutics that compete with our therapeutic candidates;
➢	general market conditions or extraordinary external events, such as a recession or the COVID-19 pandemic;
➢	the changing and volatile U.S. and global economic environments; and
➢	future accounting pronouncements or changes in our accounting policies.

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

We are an early, clinical-stage oncology company with a limited operating history. We commenced operations in 2016, and until our IPO, our operations were limited to organizing and staffing our company, business planning, raising capital, conducting limited discovery and research activities, filing patent applications, identifying potential therapeutic candidates, undertaking preclinical studies and preparing for clinical trials, process development and manufacturing of initial quantities of our therapeutic candidates and component materials. Our lead therapeutic candidate, TTX-MC138, is currently in the early stages of clinical development. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third-party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our therapeutic candidates are development-stage technologies which require more, complex future development as well as regulatory approval prior to commercialization. It is impossible to fully mitigate the risks associated with bringing forward new technology and developing therapeutic candidates. These therapeutic candidates may fail at any point in development, manufacturing or in clinical trials. Therefore, there is no assurance that any of our therapeutic candidates will be successfully developed, be approved or cleared for sale by regulators, be accepted in the market or be profitable. Any delay or setback in the development of a product-candidate could materially adversely affect us.

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

We also face the risk of:

➢	competitors introducing technologies which render our development efforts or approved products obsolete;
➢	data from our clinical trials not being strong enough to support therapeutic approval or the marketing claims needed for market success and to achieve our financial projections; and
➢	being unable to manufacture or supply, or have manufactured or supplied on our behalf, approved products cost-effectively.

Our business is highly dependent on the success of TTX-MC138, our lead candidate which is at the early stages of development. All of our therapeutic candidates may require significant additional manufacturing, preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our development efforts, and only one of our therapeutic candidates, TTX-MC138, is in clinical development with an open Phase 0 clinical trial and a planned Phase 1 clinical trial. If we are unable to successfully develop, obtain regulatory approval for, and commercialize TTX- MC138, or we experience significant delays in doing so, our business will be materially harmed. Advancing TTX-MC138 will require substantial investment before we can seek regulatory approval and potentially launch commercial sales. Further development of TTX-MC138 will require production scaleup, clinical studies, regulatory review and approval in the U.S. and other jurisdictions, development of sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales, if approved.

In developing TTX-MC138, among other risks, we may not be successful in synthesizing or producing the components of our proprietary formulation, or there may be toxicology issues from key components of our formulation that we have not anticipated. We have not manufactured TTX-MC138 using the current synthesis protocol, production processes, equipment and materials in the larger quantities that would be necessary to meet clinical trial treatment demands for all anticipated patients.

We may experience setbacks that could delay or prevent regulatory approval of, or our ability to commercialize, our therapeutic candidates, including:

➢	negative or inconclusive results from our preclinical studies or clinical trials or positive results from the clinical trials of others for competing therapeutic candidates similar to ours, leading to their approval and a possible decision by us to conduct additional preclinical testing or clinical trials or abandon a program;
➢	side effects related to our therapeutic candidates experienced by patients or subjects in our clinical trials or by individuals using drugs or therapeutics that we, the FDA, other regulators or others view as relevant to the development of our therapeutic candidates;
➢	delays in submitting IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
➢	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials, including our clinical endpoints;
➢	delays in enrolling subjects in clinical trials, including due to the COVID-19 pandemic;

➢	high drop-out rates of subjects from clinical trials;
➢	inadequate supply or quality of therapeutic candidates or other materials necessary for the conduct of our clinical trials;
➢	greater than anticipated clinical trial costs;
➢	inability to compete with other therapies;
➢	poor efficacy of our therapeutic candidates during clinical trials;
➢	trial results taking longer than anticipated;
➢	trials being subjected to fraud or data capture failure or other technical mishaps leading to the invalidation of our trials in whole or in part;
➢	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
➢	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
➢	delays related to the impact of the spread of the COVID-19 pandemic, including the impact of COVID-19 on the FDA’s ability to continue its normal operations;
➢	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical development generally or with respect to our technology in particular; or
➢	varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

To obtain the requisite regulatory approvals to commercialize any therapeutic candidates, we must demonstrate through extensive preclinical studies and clinical trials that our therapeutic candidates are safe and effective in humans. Clinical trials are expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. A therapeutic candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or clinical trials. The results of preclinical studies and early clinical trials of our therapeutic candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of therapeutic candidates proceeding through clinical trials. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biotechnology and biopharmaceutical industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most therapeutic candidates that commence clinical trials are never approved as therapeutic products, and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of TTX-MC138 or any of our other therapeutic candidates. Therapeutic candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

➢	preclinical studies or clinical trials may show the therapeutic candidates to be less effective than expected (e.g., a clinical trial could fail to meet its primary endpoint(s)) or to have unacceptable side effects or toxicities;
➢	failure to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful;
➢	failure to receive the necessary regulatory approvals;
➢	manufacturing costs, development, scaling and formulation issues, pricing or reimbursement issues, or other factors that make a therapeutic candidate uneconomical; and
➢	the proprietary rights of others and their competing products and technologies that may prevent one of our therapeutic candidates from being commercialized.

In addition, differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Our FIH clinical trial with radiolabeled TTC-MC138 is designed as a single microdose trial, the purpose of which is to demonstrate safety and proof of delivery of TTX-MC138 to metastatic lesions. This design is not meant or expected to produce efficacy signals or to show that TTX-MC138 reaches into metastatic tumor cells although these may occur. Our planned Phase 1 clinical trial with TTX-MC138 is a Bayesian Optimal Interval Design, or BOIN design, with dose escalation and expansion.

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

Caution should be taken when interpreting the preliminary results of our preclinical studies or clinical trials, including our Phase 0 trial. These data may differ from future results of this study, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.

From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, including our Phase 0 trial with radiolabeled TTX-MC138, which are based on preliminary analyses of then-available data. These results and related findings and conclusions are subject to change following more comprehensive reviews of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated.

Interim data from studies or trials that we may complete, such as our Phase 0 trial for TTX-MC138, are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available or as patients from our clinical trials continue other treatments for their disease. The final results of the trial may not be as positive as the interim data and these differences could be meaningful. Topline data from completed studies remain subject to audit and verification procedures that may result in the final data being materially different from the topline data we previously published. As a result, preliminary and topline data should be viewed with caution until the final data are available.

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

If the interim, preliminary or topline data that we report differs from subsequent results, or if others, including regulatory authorities, disagree with the conclusions we reach, our ability to seek and obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition. In addition, disclosure of interim, preliminary or topline data by us or by our competitors could result in volatility in the price of our common stock.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for many reasons. The number of qualified clinical trial investigators and sites is limited. We expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use. This could reduce the number of patients available for our clinical trials at such clinical trial site. Clinical trials of other companies may be in similar therapeutic areas as ours. This competition will reduce the number and types of patients and qualified clinical investigators available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by a competitor or clinical trial sites may not allow us to conduct our clinical trial at such site if competing trials are already being conducted there.

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

Our preclinical studies of, and clinical trials, if any, with, any of our therapeutic candidates may fail to demonstrate adequately the safety, potency, purity and efficacy necessary for continued and timely development, regulatory approval and commercialization.

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

We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that could delay or prevent our ability to receive marketing approval for, or to commercialize, TTX-MC138 or any of our other therapeutic candidates in development, including:

➢	regulators, IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
➢	the FDA or other comparable regulatory authorities may disagree with our clinical trial design, including with respect to dosing levels administered in our planned clinical trials, which may delay or prevent us from initiating our clinical trials with our originally intended trial design;
➢	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
➢	the number of subjects required for clinical trials of any therapeutic candidates may be larger than we anticipate, or subjects may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
➢	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
➢	due to the impact of the COVID-19 pandemic, we have experienced delays in our preclinical development, including access to our lab and access to our animal facility, and may continue to experience delays and interruptions to our preclinical studies and clinical trials, we may experience delays or interruptions to our manufacturing supply chain, or we could suffer delays in reaching, or we may fail to reach, agreement on acceptable terms with third-party service providers on whom we rely;
➢	delays and interruptions to our clinical trials could extend the duration of the trials and increase the overall costs to finish the trials as our fixed costs are not substantially reduced during delays;
➢	we may elect to, or regulators, IRBs, Data Safety Monitoring Boards, or DSMBs, or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
➢	we may not have the financial resources available to begin and complete the planned trials, or the cost of clinical trials of any therapeutic candidates may be greater than we anticipate;
➢	the supply or quality of our therapeutic candidates or other materials necessary to conduct clinical trials of our therapeutic candidates may be insufficient or inadequate to initiate or complete a given clinical trial; and
➢	the FDA or other comparable foreign regulatory authorities may require us to submit additional data such as long-term toxicology studies or may impose other requirements before permitting us to initiate a clinical trial.

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

As it relates to the manufacturing of both our drug substance and drug product, we are required to adhere to FDA’s current good manufacturing practice, or cGMP, regulations. Additionally, we must follow guidelines promulgated by the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH Guidelines. The ICH Guidelines to which we are subject are ICH E6 (R2) and ICH E8 (R1), “Designing quality into clinical studies,” for all tasks related to clinical programs, and ICH Q7 for the manufacture of our drug substance and drug product.

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

Our research programs may initially show promise in identifying potential therapeutic candidates, yet fail to yield therapeutic candidates for clinical development for a number of reasons, including:

➢	our inability to design such therapeutic candidates with the pharmacological properties that we desire or attractive pharmacokinetics;
➢	our inability to design and develop a suitable manufacturing process; or
➢	potential therapeutic candidates may, on further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be medicines that will receive marketing approval and achieve market acceptance.

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

For example, we may be sued if our therapeutic candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our therapeutic candidates. Even a successful defense of these claims would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

➢	inability to bring a therapeutic candidate to the market;
➢	decreased demand for our products;
➢	injury to our reputation;
➢	withdrawal of clinical trial subjects and inability to continue clinical trials;
➢	initiation of investigations by regulators;
➢	regulatory or IRB action resulting in a clinical trial being placed on clinical hold;
➢	fines, injunctions or criminal penalties;
➢	costs to defend the related litigation;
➢	diversion of management’s time and our resources;
➢	substantial monetary awards to trial participants;
➢	product recalls, withdrawals or labeling, marketing or promotional restrictions;

➢	loss of revenue;
➢	exhaustion of any available insurance and our capital resources;
➢	the inability to commercialize any therapeutic candidate, if approved; and
➢	decline in our share price.

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

Risks related to regulatory approval, healthcare regulations and ongoing regulatory compliance

We are very early in our development efforts. Only one of our therapeutic candidates has reached clinical development. If we are unable to advance our therapeutic candidates to clinical development, obtain regulatory approval and ultimately commercialize our therapeutic candidates or experience significant delays in doing so, our business will be materially harmed.

We have very limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA, and, as a company, we have no experience in obtaining approval of any product-candidate. The time required to obtain FDA and other approvals is unpredictable but typically takes one or more years following completion of clinical trials, depending upon the type, complexity and novelty of the product-candidate. We may encounter delays or rejections during any stage of regulatory review and approval process based upon the failure of clinical or laboratory data to demonstrate compliance with, or upon the failure of a product-candidate to meet, FDA requirements for safety, efficacy and quality.

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

In addition, the FDA may delay, limit, or deny approval of an IND or a product-candidate for many reasons, including:

➢	disagreement with the design or implementation of clinical trials;
➢	we may be unable to demonstrate to the satisfaction of the FDA that a product-candidate is safe and effective for any indication;
➢	we may be unable to demonstrate that a product-candidate’s clinical and other benefits outweigh its safety risks;

➢	the FDA may disagree with our interpretation of data from manufacturing results, preclinical studies or clinical trials;
➢	the results of our clinical trials may not demonstrate the safety or efficacy required by the FDA for approval; or
➢	the FDA may find deficiencies in our manufacturing processes or facilities; and the FDA’s approval policies or regulations may significantly change in a manner rendering our clinical data insufficient for approval.

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

If we or any collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to reduced acceptance of our products by the market. Enforcement actions can include, among others:

➢	adverse regulatory inspection findings;
➢	warning letters;
➢	voluntary or mandatory product recalls or public notification or medical product safety alerts to healthcare professionals;
➢	restrictions on, or prohibitions against, marketing our products;
➢	restrictions on, or prohibitions against, importation or exportation of our products;
➢	suspension of review or refusal to approve pending applications or supplements to approved applications;

➢	exclusion from participation in government-funded healthcare programs;
➢	exclusion from eligibility for the award of government contracts for our products;
➢	suspension or withdrawal of product approvals;
➢	product seizures;
➢	injunctions; and
➢	civil and criminal penalties and fines.

In addition, if any of our products cause serious or unexpected side effects or are associated with other safety risks after receiving marketing approval, a number of potential significant negative consequences could result, including:

➢	regulatory authorities may withdraw their approval of the product;
➢	we may be required to recall the product, change the way it is administered, conduct additional clinical trials or change the labeling of the product;
➢	the product may be rendered less competitive and sales may decrease;
➢	litigation or class action lawsuits;
➢	our reputation may suffer generally both among clinicians and patients; or
➢	regulatory authorities may require certain labeling statements, such as warnings or contraindications or limitations on the indications for use or impose restrictions on distribution in the form of a REMS in connection with approval, if any.

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

We have received two Orphan Drug Designations in the U.S. and may pursue additional Designations for other current or future therapeutic candidates in additional orphan indications in which there is a medically plausible basis for the use of these products. Even when we obtain Orphan Drug Designation, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, although we intend to seek Orphan Drug Designation for other therapeutic candidates, we may never receive such designations. For example, the FDA has expressed concerns regarding the regulatory considerations for Orphan Drug Designation as applied to tissue agnostic therapies, and the FDA may interpret the Federal Food, Drug and Cosmetic Act, or FD&C Act, and regulations promulgated thereunder in a way that limits or blocks our ability to obtain Orphan Drug Designation or Orphan Drug Exclusivity, if our therapeutic candidates are approved, for our targeted indications.

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

Disruptions at FDA and other agencies may also slow the time necessary for new therapeutic candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as FDA and the SEC, have had to furlough critical employees and stop critical activities. Separately, since March 2020 when foreign and domestic inspections of facilities were largely placed on hold in connection with the COVID-19 pandemic, FDA has been working to resume pre-pandemic levels of inspections, including routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel or for other reasons, and FDA does not determine that a remote interactive evaluation will be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to a pandemic and may experience delays in their regulatory activities.

If a prolonged government shutdown occurs, or if global health concerns prevent FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Later discovery of previously unknown problems with our therapeutic candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, or the making of unsupported claims, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

➢	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or product recalls;
➢	fines, warning letters or holds on clinical trials;
➢	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or withdrawal of approvals;
➢	product seizure or detention or refusal to permit the import or export of our therapeutic candidates; and
➢	consent decrees or injunctions or the imposition of civil or criminal penalties.

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

We may develop, or enter into a collaboration or partnership to develop, in vitro diagnostics, including potentially complementary diagnostics and/or companion diagnostics, for our current or future therapeutic candidates. If we, or our future collaborators, are unable to successfully develop such diagnostics, or experience significant delays in doing so, we may not realize the full commercial potential of our future therapeutic candidates.

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

In vitro diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval or clearance prior to commercialization. If we, our collaborators, or any third-parties that we engage to assist us, are unable to successfully develop complementary diagnostics and/or companion diagnostics for our therapeutic candidates and any future therapeutic candidates, or experience delays in doing so:

➢	the development of our therapeutic candidates and any other future therapeutic candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials; and

➢	we may not realize the full commercial potential of our therapeutic candidates and any other future therapeutic candidates that receive marketing approval if, among other reasons, we are unable to appropriately identify, or it takes us longer to identify, patients who are likely to benefit from therapy with our products, if approved.

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

Although we do not currently have any drugs on the market, if we begin commercializing our current or future therapeutic candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any current or future therapeutic candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our current or future therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

➢	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other hand. The term remuneration has been interpreted broadly to include anything of value. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
➢	the federal False Claims Act imposes criminal and civil penalties, including through civil whistle-blower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties. Government enforcement agencies and private whistle-blowers have investigated pharmaceutical companies for or asserted liability under the False Claims Act for a variety of alleged promotional and marketing activities, such as providing free products to customers with the expectation that the customers would bill federal programs for the products; providing consulting fees and other benefits to physicians to induce them to prescribe products; engaging in promotion for “off-label” uses; and submitting inflated best price information to the Medicaid Rebate Program. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;
➢	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

➢	the federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the ACA require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to physician payments and other transfers of value and the ownership and investment interests of such physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
➢	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions; and
➢	analogous state laws and regulations, such as state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus complicating compliance efforts.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs, including aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013, and subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, or BBA, will remain in effect through 2030, unless additional congressional action is taken. However, these Medicare sequester reductions were suspended from May 1, 2020, through December 31, 2020, due to the COVID-19 pandemic. The BBA also amended the ACA, effective January 1, 2019, by increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and closing the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

There is significant interest in promoting healthcare reform, as evidenced by the enactment in the U.S. of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act in 2010, or together, the ACA. It is likely that many governments will continue to consider new healthcare legislation or changes to existing legislation. We cannot predict the initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified, or how they may affect us. The continuing efforts of governments, insurance companies, managed care organizations and other third-party payors to contain or reduce healthcare costs may adversely affect:

➢	the demand for any products for which we may obtain regulatory approval;
➢	our ability to set a price that we believe is fair for our products;
➢	our ability to generate revenues and achieve or maintain profitability; and
➢	the level of taxes that we are required to pay.

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

Prescription Drug Pricing Reduction Act

On August 16, 2022, the Inflation Reduction Act of 2022 was passed, which among other things, allows for CMS to negotiate prices for certain single-source drugs and biologics reimbursed under Medicare Part B and Part D, beginning with ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond.

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

Government authorities and other third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

➢	a covered benefit under its health plan;
➢	safe, effective and medically necessary;
➢	appropriate for the specific patient;
➢	cost-effective; and
➢	neither experimental nor investigational.

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

Factors that may inhibit our efforts to commercialize our current or future therapeutic candidates on our own include:

➢	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
➢	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future drugs, if approved;

➢	the lack of complementary drugs to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
➢	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

We may be unable to establish additional agreements, or extend existing agreements, with third-party manufacturers or to do so on terms acceptable to us. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

➢	reliance on the third-party for sufficient quantity and quality at acceptable costs which could delay, prevent or impair our development or commercialization efforts;
➢	the possible breach of the manufacturing agreement by the third-party;
➢	failure to meet our manufacturing specifications;
➢	failure to meet our manufacturing schedule;
➢	misappropriation of our proprietary information, including our trade secrets and know-how;

➢	the possible termination or nonrenewal of the agreement by the third-party at a time that is costly or inconvenient for us;
➢	disruptions to the operations of our manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of a manufacturer or supplier; and
➢	reliance on the third-party for regulatory compliance, quality assurance and safety reporting.

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

We will have limited control over the day-to-day manufacturing and quality operations of our contract manufacturers. While we intend to ensure vendor management oversight and exercise commercially reasonable efforts to oversee operations and embed our quality system standards and controls in our manufacturing agreements, we will remain subject to the performance of our contract manufacturers. We will be dependent on our suppliers for proper oversight and control of their operations while we will be deemed the responsible party. Our outside manufacturers may themselves rely on other parties that they do not control. Our suppliers might fail to obtain, or experience delays in obtaining, regulatory approvals applicable to the aspects of their business that pertains to us. As a result, the development and commercialization of our products may be delayed. If this occurs, we may need to identify alternative sources of supply which may not be feasible, or which may adversely affect our timelines and financial results.

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

We will rely especially heavily on universities, medical institutions, CROs and other third-parties for the conduct of our clinical trials. While we are obligated to ensure compliance by third-parties with clinical trial protocols and other aspects of our clinical trials, and to have mechanisms in place to monitor our clinical trials, the sites at which they are conducted, and the investigators and other personnel involved in our clinical trials, we have limited control over these entities and individuals and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Our reliance on third- parties does not relieve us of our regulatory responsibilities for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. We and these third-parties are required to comply with GCP requirements for therapeutic candidates in clinical development. Regulatory authorities enforce GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third-parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with GCP requirements.

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

In addition, strategic partners may not perform as we expect or may breach their agreements with us. We may not be able to adequately protect our rights under these agreements and attempting to do so is likely to be time-consuming and expensive. Furthermore, our strategic partners will likely seek to control certain decisions regarding the development and commercialization of our therapeutic candidates and may not conduct those activities in the manner or time we would like.

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

Risks related to managing our business and operations

We face risks related to health epidemics, pandemics and other widespread outbreaks of contagious disease, including a pandemic, which could significantly disrupt our operations, impact our financial results or otherwise adversely affect our business.

Significant outbreaks of contagious diseases and other adverse public health developments could have a material adverse effect on our business operations and operating results. For example, the spread of COVID has had, and identification of new variants of COVID-19 could have, an adverse effect on segments of the global economy and our operations. As a result of the COVID-19 pandemic or similar public health crises that may arise, we may experience disruptions that could adversely affect our operations, research and development, preclinical studies, clinical trials and manufacturing activities we may conduct, some of which may include:

➢	delays or difficulties in commencing enrollment of patients in our planned clinical trials;
➢	the impact from potential delays, including potential difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
➢	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
➢	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures that are deemed non-essential, which may impact the integrity of subject data and clinical trial endpoints;
➢	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
➢	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
➢	interruptions in preclinical studies due to restricted or limited operations at our laboratory facility;
➢	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
➢	interruption or delays to our sourced discovery and clinical activities.

In March 2021, we moved our laboratory operations to facilities leased from the Massachusetts Biomedical Initiatives, Inc., or MBI, in Worcester, Massachusetts. In December 2022, we signed a two-year sublease for office and lab space in Newton, Massachusetts, which commenced February 1, 2023. This new space allows both lab personnel and the rest of our Massachusetts team to be housed in one location.

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

The extent to which the COVID-19 pandemic or other health problems ultimately affect our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 20, 2024, we had 10 employees including three with Ph.D.’s. We also utilize various outside companies and individuals under consulting or other arrangements to support our operations. As our clinical development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to need additional human resources in areas including management, clinical and regulatory, manufacturing, research, medical, sales, marketing, financial, and other. Future growth would impose significant added responsibilities on members of management, including:

➢	recruiting, integrating, retaining and motivating additional employees;
➢	managing our development efforts effectively, including the clinical, manufacturing and quality review process for our therapeutic candidates, while complying with our contractual obligations to contractors, collaboration partners and other third-parties; and
➢	improving our operational, financial and management controls, reporting systems and procedures.

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

Our ability to compete in the highly competitive oncology industry depends upon our ability to attract and retain highly qualified managerial, scientific and operations personnel. We are dependent on our management, scientific and medical personnel and advisors, including our Executive Chairman, Philippe Calais, PhD; our interim CEO, CFO, Principal Financial Officer and director, Thomas A. Fitzgerald; our co-founder and Chief Scientific Officer, Dr. Zdravka Medarova; our co-founder and advisor, Dr. Anna Moore; our board of directors and members of our scientific and business advisory boards as well as our many consultants. The loss of the services of any of these individuals or entities, and our inability to find suitable replacements, could result in delays in product development and materially harm our business.

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

The estimates of market opportunity and forecasts of market growth included in this annual report or that we may otherwise provide may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts included in this annual report or that we may otherwise provide are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. These estimates and forecasts relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasts included herein, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

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

Risks related to intellectual property

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

➢	others may be able to make or use compounds that are similar to the compositions of our therapeutic candidates but that are not covered by the claims of our patents or those of our licensors;
➢	we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any licensed patents and patent applications invented or developed using U.S. government funding, leading to the loss of patent rights;
➢	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
➢	others may independently develop similar or alternative technologies or duplicate any of our technologies;
➢	it is possible that our pending patent applications will not result in issued patents;
➢	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
➢	it is possible that others may circumvent our owned or licensed patents;
➢	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
➢	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the United States;
➢	the claims of our owned or licensed issued patents or patent applications, if and when issued, may not cover our therapeutic candidates;
➢	our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third-parties;

➢	the inventors of our owned or licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
➢	it is possible that our owned or licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
➢	we have engaged in scientific collaborations in the past and expect to continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;
➢	we may not develop additional proprietary technologies for which we can obtain patent protection;
➢	it is possible that therapeutic candidates or diagnostic tests we develop may be covered by third- parties’ patents or other exclusive rights; or
➢	the patents of others may have an adverse effect on our business.

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

If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

➢	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
➢	substantial damages for infringement, which we may have to pay if a court decides that the therapeutic candidate or technology at issue infringes on or violates the third-party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
➢	a court prohibiting us from developing, manufacturing, marketing or selling our therapeutic candidates, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do;
➢	if a license is available from a third-party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our therapeutic candidates and any license that is available may be non-exclusive, which could result in our competitors gaining access to the same intellectual property; and
➢	the need to redesign our therapeutic candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

Our employees, principal investigators, clinical trial sites, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

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

Our overall performance depends, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic circumstances include:

➢	reduced credit availability;
➢	higher borrowing costs;
➢	reduced liquidity;
➢	volatility in credit, equity and foreign exchange markets;
➢	declines in equity valuations, especially in the biopharmaceutical sector; and
➢	bankruptcies.

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

In addition, inflation rates, particularly in the United States, have increased recently to levels not seen in decades. Increased inflation has resulted in increased operating costs (including our labor costs), and may result in reduced liquidity, and limitations on our ability to access capital, including by raising debt and equity capital. In addition, the United States Federal Reserve has raised interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may further increase economic uncertainty and heighten these risks.

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

Risks related to our Common Stock

If you purchase our securities, you may be subject to substantial dilution in the book value of your shares of common stock.

You may suffer substantial dilution in the net tangible book value of the common stock you purchase as a result of future offerings of equity or equity-related securities.

There is no public market for any of our pre-funded warrants or our common stock purchase warrants

There is no established public trading market for the pre-funded warrants or common stock purchase warrants we have issued. We will not list the pre-funded warrants or common stock purchase warrants on any securities exchange or nationally recognized trading system, including the Nasdaq Capital Market. Therefore, we do not expect a market to ever develop for the pre-funded warrants or common stock purchase warrants. Without an active market, the liquidity of the pre-funded warrants and common stock purchase warrants will be limited.

The pre-funded warrants and common stock purchase warrants are speculative in nature.

The pre-funded warrants and common stock purchase warrants do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but merely represent the right to acquire shares of common stock at a fixed price. Commencing on the date of issuance, holders of pre-funded warrants and common stock purchase warrants may exercise their right to acquire the underlying common stock and pay the respective stated warrant exercise price per share.

Until holders of pre-funded warrants and common stock purchase warrants acquire shares of our common stock upon exercise thereof, such holders will have no rights with respect to shares of our common stock, except as provided in the pre-funded warrants and common stock purchase warrants, respectively. Upon exercise of the pre-funded warrants and common stock purchase warrants, such holders will be entitled to the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

The price of our common stock may be volatile or may decline regardless of our operating performance, shareholders may not be able to resell their shares at or above the price at which they purchase those shares.

Trading volume in shares of our common stock on the Nasdaq Capital Market has been limited. You may not be able to sell your shares quickly or at the market price if trading in shares of our common stock is not active. An active or liquid market in our common stock may not develop or, if it does develop, it may not sustain. As a result of these and other factors, shareholders may not be able to resell their shares of our common stock at or above the price at which they purchase those shares in this offering.

Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic collaborations or acquire companies or products by using our shares of common stock as consideration.

The price of our common stock may fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price has been volatile since our initial public offering. The stock market in general, and the market for the stocks of many smaller biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations often unrelated or disproportionate to the operating performance of particular companies. We believe that this has occurred for numerous reasons including as a result of the COVID-19 pandemic, economic events and expectations, the war in the Ukraine and the current armed conflict in Israel and the Gaza Strip, with Israel having declared of war on Hamas, a U.S. designated Foreign Terrorist Organization, due to recent attacks. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of the foregoing, shareholders may not be able to sell their common stock at or above the price at which they purchase those shares in this offering or otherwise. The market price for our common stock may be influenced by many factors, including:

➢	the success of competitive drugs or technologies;
➢	results of clinical trials of our current or future therapeutic candidates or those of our competitors;
➢	regulatory or legal developments in the U.S. and other countries;
➢	developments or disputes concerning patent applications, issued patents or other proprietary rights;
➢	the recruitment or departure of key personnel;
➢	the level of expenses related to any of our current or future therapeutic candidates or clinical development programs;
➢	the results of our efforts to discover, develop, acquire or license additional current or future therapeutic candidates or drugs;
➢	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
➢	variations in our financial results or those of companies that are perceived to be similar to us;
➢	changes in the structure of healthcare payment systems;
➢	market conditions in the pharmaceutical and biotechnology sectors;
➢	general economic, industry and market conditions;

➢	potential delisting from Nasdaq; and
➢	the other factors described in this “Risk Factors” section.

If the market price of our common stock declines, you may not realize any return on your investment in us and further you may lose some or all of your investment. Additionally, in the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources.

Securities sales practice requirements may limit a stockholder’s ability to buy and sell our securities.

Effective June 30, 2020, the SEC implemented Regulation Best Interest requiring that “A broker, dealer, or a natural person who is an associated person of a broker or dealer, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer, shall act in the best interest of the retail customer at the time the recommendation is made, without placing the financial or other interest of the broker, dealer, or natural person who is an associated person of a broker or dealer making the recommendation ahead of the interest of the retail customer.” This is a significantly higher standard for broker-dealers to recommend securities to retail customers than under prior FINRA suitability rules. FINRA suitability rules still apply to institutional investors and require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending securities to their customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information, and, for retail customers, determine that the investment is in the customer’s “best interest,” and meets other SEC requirements. Both SEC Regulation Best Interest and FINRA’s suitability requirements may make it more difficult for broker-dealers to recommend that their customers buy speculative, low-priced securities. They may affect investing in our common stock, which may have the effect of reducing the level of trading activity in our securities. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

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

If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third-parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or current or future therapeutic candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, scale back or discontinue the development and commercialization of one or more of our therapeutic candidates, delay our pursuit of potential licenses or acquisitions, grant rights to develop and market current or future therapeutic candidates that we would otherwise prefer to develop and market ourselves, or restrict or curtail our operations.

We will need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, scale back or discontinue some of our therapeutic candidate development programs or commercialization efforts.

The development of pharmaceutical drugs is capital intensive. We are currently advancing clinical development of TTX-MC138. Our current cash resources are insufficient to fund our planned operations or development plans beyond sometime in the late third or early fourth quarter of 2024. We may not be able to complete our planned clinical trial, we may only be able to complete the trial in a small subset of patients and in only one tumor type. Even if completed, we will require additional funds to advance further. If we are capital constrained, we may not be able to meet our obligations. If we are unable to meet our obligations, or we experience a disruption in our cash flows, it could limit or halt our ability to continue to develop our therapeutic candidates or even to continue operations, either of which occurrence would have a material adverse effect on us and our shareholders.

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

Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

➢	the scope, progress, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our current or future therapeutic candidates;
➢	the potential additional expenses attributable to adjusting our development plans (including any supply-related matters) to the COVID-19 pandemic;
➢	the scope, prioritization and number of our research and development programs;
➢	the costs, timing and outcome of regulatory review of our current or future therapeutic candidates;
➢	our ability to establish and maintain collaborations on favorable terms, if at all;
➢	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
➢	the extent to which we are obligated to reimburse, or are entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
➢	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
➢	the extent to which we acquire or license other current or future therapeutic candidates and technologies;
➢	the costs of securing manufacturing arrangements for clinical and commercial production; and
➢	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our current or future therapeutic candidates.

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

Disruptions in the financial markets in general, and those due to the COVID-19 pandemic and geopolitical events in particular, have made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms favorable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness could result in fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or current or future therapeutic candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly delay, scale back or discontinue one or more of our research or development programs, the commercialization of any therapeutic candidates, be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, or restrict or curtail operations, any of which could materially affect our business, financial condition and results of operations.

We could lose our listing on the Nasdaq Capital Market, including if we do not meet the Nasdaq rule regarding the level of stockholders’ equity. The loss of our Nasdaq listing would in all likelihood make our common stock significantly less liquid and adversely affect its value.

As initially disclosed on our Current Report on Form 8-K filed with the SEC on May 18, 2023, we received a letter from the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, on May 16, 2023, that we are not in compliance with the stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires that companies listed on the Nasdaq Capital Market maintain stockholders’ equity of at least $2,500,000, or the Stockholders’ Equity Requirement, or that they meet one of the alternative listing standards, market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years. We were given 45 calendar days, or until June 30, 2023, to submit a plan to Nasdaq describing how we intend to seek to regain compliance with the Stockholders’ Equity Requirement, or the Compliance Plan.

If the Compliance Plan was determined to be acceptable to the Staff, the Staff would have the discretion to grant the Company an extension of 180 calendar days from the date of the Staff notification to regain compliance with the Stockholders’ Equity Requirement. The Company submitted the Compliance Plan to Nasdaq on June 30, 2023, and supplemented it with additional materials on July 24, 2023.

On July 26, 2023, the Company received a Delisting Determination Letter from the Staff advising the Company that the Staff had determined not to accept the Company’s Compliance Plan, that the Company’s request for an extension had been denied, and that the Company’s common stock was subject to delisting from the Nasdaq Capital Market, or the Delisting Determination. In accordance with Nasdaq Listing Rule 5815(a)(2), the Company was provided with seven calendar days, or until August 2, 2023, to request a hearing before the Nasdaq Hearings Panel, or the Panel, to appeal the Delisting Determination. The Company submitted a request for a hearing to Nasdaq, and on August 2, 2023, was notified by Nasdaq that an oral hearing, or the Hearing, by the Panel to discuss the Delisting Determination had been scheduled. The Hearing was held on October 5, 2023. On October 26, 2023, the Company received a letter from the Panel granting an extension to continue its listing on Nasdaq until January 22, 2024, subject to (1) on or before November 14, 2023, following the filing of its Form 10-Q for the period ended September 30, 2023, the Company providing a detailed update to the Panel regarding its meeting the stockholders’ equity requirement (we provided this update to the Panel) and (2) on or before January 22, 2024, the Company providing an update to the Panel on how it demonstrates long-term compliance with the stockholder’s equity requirement and other listing standards. The letter stated that the Panel does not have discretion to grant continued listing on Nasdaq beyond January 22, 2024, if the Company has not regained compliance with the stockholder’s equity requirement. The letter also stated that the Panel reserves the right to reconsider the terms of this exception granting continued listing based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s securities on Nasdaq inadvisable or unwarranted. The Panel advised the Company that it is a requirement during this exception period that the Company provide prompt notification of any significant events that occur during this time that may affect the Company’s compliance with Nasdaq requirements, including prompt advance notice of any event that may call into question the Company’s ability to meet the terms of the exception granted. There can be no assurance that the Company will be able to regain compliance with the Stockholders’ Equity Requirement, or that the Company’s plan to demonstrate long-term compliance with the stockholder’s equity requirement will be accepted by the Panel.

In the event of a delisting from the Nasdaq Capital Market, our stock would likely be traded in the over-the- counter inter-dealer quotation system, more commonly known as the OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the securities exchanges, such as the Nasdaq Capital Market, or Exchange-listed stocks. Many OTC stocks trade less frequently and in smaller volumes than Exchange-listed stocks. Accordingly, our stock would be less liquid than it would be otherwise. Also, the prices of OTC stocks are often more volatile than Exchange-listed stocks. Additionally, many institutional investors are prohibited from investing in OTC stocks, and it might be more challenging to raise capital when needed.

We could lose our listing on the Nasdaq Capital Market if the closing bid price of our common stock does not return to above $1.00 for at least ten consecutive days during the 180 days ending May 6, 2024. The loss of the Nasdaq listing would make our common stock significantly less liquid and would adversely affect its value.

On November 7, 2023, we received a letter from the Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that, for the 30 consecutive business day period between September 26, 2023, through November 6, 2023, our common stock had not maintained a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The Nasdaq letter does not result in the immediate delisting of the Company’s common stock from the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), we have been provided an initial period of 180 calendar days, or until May 6, 2024, (the “Compliance Date”) to regain compliance with the Minimum Bid Price Requirement. If, at any time during this 180-day period, the bid price for the Company’s common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, or such longer period up to 20 consecutive business days as may be determined by the Staff in its discretion, as required under the Compliance Period Rule, the Staff will provide written notification to the Company that it complies with the Minimum Bid Price Requirement and the common stock will continue to be eligible for listing on The Nasdaq Capital Market unless other eligibility deficiencies exist.

If the Company does not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of its intention to cure the deficiency during the additional compliance period.

If it appears to the Staff that the Company will not be able to cure the deficiency, the Staff will provide written notice to the Company that its common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to a Nasdaq Hearing Panel (the “Panel”). The Company expects that its stock would remain listed pending the Panel’s decision, subject to the Company’s ability to regain compliance with the Stockholders’ Equity Requirement (as defined below). There can be no assurance that, if the Company does appeal the Staff’s delisting determination to the Panel, such appeal would be successful.

We will continue to monitor the closing bid price of our common stock and seek to regain compliance with the Minimum Bid Price Requirement within the allotted compliance period; however, there can be no assurance that we will regain compliance with the Minimum Bid Requirement or that, if we do appeal a subsequent delisting determination, such appeal would be successful.

On January 10, 2024, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-40 reverse stock split of our outstanding common stock. On January 16, 2024, we effected the reverse stock split of our common stock, shares either issued and outstanding or held by the Company as treasury stock. On January 16, 2024, our common stock had a minimum closing bid price in excess of $1.00 per share, however, there can be no assurance that the bid price for our common stock will close at $1.00 or more per share for a minimum of 10 consecutive business days, or such longer period up to 20 consecutive business days as may be determined by the Staff in its discretion, as required under the Compliance Period Rule.

Further, while Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with the Minimum Bid Price Requirement, Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. Accordingly, Nasdaq may determine that it is not in the public interest to maintain our listing, even if we regain compliance with the Minimum Bid Price Requirement.

In addition, Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that if a listed company that fails to meet the Minimum Bid Price Requirement after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then the company is not eligible for a Compliance Period. Since we effected a 1-for-20 reverse stock split of our Common Stock on May 23, 2023 and a 1-for-40 reverse stock split of our Common Stock on January 16, 2024, we have effected reverse stock splits with a cumulative ratio of one share for every 800 shares previously owned. Any subsequent reverse stock split would result in us exceeding the 1-for-250 cumulative ratio.

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

The trading market for our common stock may be influenced, in part, by the research and reports that industry or financial analysts publish about us or our business. If begun, we may lose research coverage by industry or financial analysts. If no or few analysts maintain coverage of us, the trading price of our stock would likely decrease. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock would likely decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

We do not intend to pay cash dividends on our common stock, so any returns will be limited to the value of our stock.

We currently anticipate that we will retain any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying cash dividends for the foreseeable future. Furthermore, future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation in the value of their stock, if any, and which could decrease in value resulting in losses to our stockholders.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2022, or Section 404, requires that we evaluate and determine the effectiveness of our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

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

In connection with the preparation of our financial statements as of and for the years ended December 31, 2023 and 2022, we identified material weaknesses in our control over financial reporting, and determined that many of these material weaknesses remained unremediated from when they were first identified during the year ended December 31, 2021, in connection with the preparation of our financial statements for our IPO.

While these material weaknesses did not result in a misstatement for the years ended December 31, 2023 and 2022, each of the above material weaknesses could have resulted in a misstatement of the aforementioned account balances or disclosures that could have resulted in a material misstatement to the annual or interim financial statements that would not have been prevented or detected.

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

We began implementing and plan to continue to implement steps to address the internal control deficiencies that contributed to the material weaknesses, including the following:

➢	when funding allows, hiring of additional finance and accounting personnel with requisite experience and technical accounting expertise, supplemented by third-party resources;
➢	documenting and formally assessing our accounting and financial reporting policies and procedures; and
➢	assessing significant accounting transactions and other technical accounting and financial reporting issues, preparing accounting memoranda addressing these issues and maintaining these memoranda in our corporate records.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

➢	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

➢	a requirement that special meetings of stockholders be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;
➢	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
➢	a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
➢	a requirement for approval by not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
➢	the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

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

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation and our amended and restated bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or by-laws or (v) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Unless we consent in writing to the selection of an alternate forum, the United States District Court for the District of Massachusetts shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, as our principal office is located in Boston, Massachusetts. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in our shares of common stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 1C.Cybersecurity

Cybersecurity Risk Management and Strategy

We understand the importance of assessing, identifying, and managing risks associated with cybersecurity threats. Certain cybersecurity processes designed to assess, identify and manage risks from cybersecurity threats have been incorporated into our operations as a part of our overall risk assessment process.

To help us defend against, detect and respond to risks from cybersecurity threats, we engage a third-party computer support firm to assist with network monitoring, cloud system monitoring, and employee cybersecurity awareness training. Training topics include how to escalate suspicious activities including phishing, viruses, spams, insider threats, suspect human behaviors or safety issues.

Since July 2021, we have no knowledge of any cybersecurity incidents which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. Refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K, including “Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our current or future therapeutic candidates’ development programs,” and “We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure,” for additional discussion about cybersecurity-related risks.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes. Our Chief Financial Officer is the primary person in our company responsible for overseeing the cybersecurity risk management program. He has had oversight of our cybersecurity and risk management programs since the second half of 2021. This is not a full-time function for our Chief Financial Officer and because he is not an experienced computer professional, he relies to a large degree on our outside information technology, or IT, support firm. He is also immediately alerted of any cybersecurity breaches that occurs by our third-party vendors or by others so that appropriate measures may be taken timely.

Our Board of Director’s role in risk oversight is consistent with our leadership structure, with management having day-to-day responsibility for assessing and managing our risk exposure and our Board actively overseeing the management of our risks. The Board conducts its risk oversight by receiving reports from our executive officers regarding our risk identification, risk management, and risk mitigation strategies with respect to areas of potential material risk, including cybersecurity risk. The Board has delegated to the Audit Committee of the Board primary responsibility for overseeing risks from cybersecurity threats.

ITEM 2. PROPERTIES.

At December 31, 2023, we subleased approximately 4,837 square feet of office and laboratory space in Newton, Massachusetts, from another biopharmaceutical company. The sublease commenced on February 1, 2023, and continues for a term of two years, we have the option to extend the sublease for one additional year.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. We do not know of any claims or actions pending against us or threatened, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition except a claim by an investment bank that it is entitled to fees, a claim which the Company rigorously disputes.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades under the symbol “RNAZ” on the Nasdaq Capital Market and has been publicly traded since July 9, 2021. Prior to this time, there was no public market for our common stock.

Stockholders

As of March 20, 2024, we had 5,808,053 shares of common stock outstanding held by approximately 20 holders of record, one of which was Cede & Co., or Cede, a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede as one stockholder. The number of beneficial owners of our stock is greater than this number of record holders because it includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Securities

In the three years preceding the filing of this registration statement, we have issued the following securities that were not registered under the Securities Act. No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

(a)	Between May 2018 and May 2020, we sold $2,240,000 of interest-bearing, unsecured convertible notes, or Notes, to nine investors. The interest rate on the Notes was 6% per annum. At the closing of our IPO on July 13, 2021, all of our outstanding convertible promissory notes plus accrued interest converted into 1,336 shares of our common stock.
(b)	In June and July 2020, we granted to our directors, officers, employees, consultants and other service providers stock options to purchase an aggregate of 1,915 shares of common stock upon the exercise of options under our 2020 Plan at exercise prices per share of approximately $66.00 to $72.40.
(c)	In December 2020, we granted to our independent directors stock options to purchase an aggregate of 91 shares of common stock upon the exercise of options under our 2020 Plan at an exercise price per share of $3,126.00.
(d)	In January 2021, we granted to an independent director stock options to purchase an aggregate of 46 shares of common stock at an exercise price of $3,126.00 per share pursuant to our 2020 Plan.
(e)	In February 2023, in connection with an agreement we entered into with a consultant, we agreed to issue warrants to purchase up to 157 shares of common stock at $400.00 per share.
(f)	In February 2023, in connection with our registered direct offering, we issued as compensation to the placement agent warrants to purchase up to 250 shares of common stock exercisable at $527.20 per share. These warrants are exercisable beginning six months after the closing of the offering and expire five years after issuance.
(g)	In December 2023, in connection with our registered direct offering, we issued as compensation to the placement agent warrants to purchase up to 7,500 shares of common stock exercisable at $12.10 per share. These warrants are exercisable immediately after the closing of the offering and expire five years the date sales in the Offering commenced.

The issuances of certain of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans. The shares of common stock issued upon the exercise of options are deemed to be restricted securities for purposes of the Securities Act.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the “Financial Statements” section of this Annual Report on Form 10-K including the related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth in the “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Company Overview

TransCode is a platform delivery company focused on oncology, created on the belief that cancer can be defeated through the intelligent design and effective delivery of targeted therapeutics. Our lead therapeutic candidate, TTX-MC138, targets microRNA-10b, or miRNA-10b, generally believed to be a master regulator of metastatic cell viability in a range of cancers, including breast, pancreatic, ovarian, colon cancer, glioblastomas, and several others. In 2023, we received authorization from the U.S. Food and Drug Administration, or FDA, to conduct a Phase 0 clinical trial intended to demonstrate quantitative delivery of radiolabeled TTX-MC138 to metastatic lesions in subjects with advanced solid tumors. We treated one patient in the Phase 0 trial. We have submitted an IND for a Phase I/II clinical trial with TTX-MC138 and we expect the FDA to complete its review of our IND in the second quarter of 2024.

In addition to TTC-MC138, we have other solid tumor programs in the preclinical stage. One, TTX-siPDL1, is an siRNA-based modulator of programmed death-ligand 1. A second, TTX-RIGA, is an RNA-based agonist of the retinoic acid-inducible gene I, or RIG-I, targeting activation of innate immunity in the tumor microenvironment. In addition, we are developing TTX-CRISPR, a CRISPR/Cas9-based therapy platform for the repair or elimination of cancer-causing genes inside tumor cells; and TTX-mRNA, an mRNA-based platform for the development of cancer vaccines that activate cytotoxic immune responses against tumor cells.

All our therapeutic candidates are designed to utilize our proprietary TTX delivery mechanism with the goal of significantly improving outcomes for cancer patients.

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

We have developed a design engine to customize the development of targeted therapeutics that is modular at both the levels of the core nanoparticle and the therapeutic loading. The size, charge, and surface chemistry of the core iron oxide nanoparticle is designed so that it can be tuned to optimize the particles for the intended target and therapeutic load. The therapeutic load is designed to consist of synthetic oligonucleotides and other molecular moieties that can be adapted to the specific approach being developed. The approach can range from RNA interference, or RNAi, including small interfering RNAs, antisense oligonucleotides, and non-coding RNA mimics to mRNA-based cancer vaccines, CRISPR-based gene repair and replacement platforms, and Pattern Recognition Receptors such as RIG-I. We believe the platform can further be used for developing targeted radiolabeled therapeutics and diagnostics and other custom products targeting known and novel biomarkers and other genetic elements as they are discovered and validated.

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

The TTX technology has gone through over 18 years of research and development, or R&D, and optimization, including 12 years at Harvard Medical School and the Massachusetts General Hospital, by our scientific co-founders prior to company formation. Our modular platform could allow us to participate in additional rapidly growing global marketplaces. According to a recent analysis by Emergen Research, the global CRISPR Technology Market is expected to reach $3.94 billion by 2027. The global mRNA therapeutics market was estimated to reach $33.82 billion in 2023 and is projected to grow at a compound annual rate of 24.58% to reach $158.20 billion by 2030 according to an April 2023 360iResearch™ publication.

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

Advancing new RNA therapies through a modular approach

The TransCode TTX platform is modular by design, both at the level of the core nanoparticle and at the therapeutic loading. The size, charge, and surface chemistry of the core nanoparticles can be tuned to optimize them for the intended target and therapeutic load. Also, the therapeutic load can be adapted to the specific approach being developed, ranging from RNA interference, or RNAi, which includes small interfering RNAs, or siRNAs, antisense oligonucleotides, non-coding RNA mimics to mRNA–based cancer vaccines, and Clustered Regularly Interspaced Palindromic Repeats, or CRISPR,–based gene repair and replacement platforms as well as Pattern Recognition Receptors such as retinoic acid inducible gene, or RIG-I.

In September 2021, research conducted by MGH was published in Cancer Nanotechnology, entitled “Radiolabeling and PET-MRI microdosing of the experimental cancer therapeutic, MN-anti-miR10b, demonstrates delivery to metastatic lesions in a murine model of metastatic breast cancer.” This paper reported on an MGH study using a radiolabeled derivative of TTX-MC138 (referred to in the paper as MN-anti-miR10b). In this study, TTX-MC138 was tagged with copper-64, or Cu-64. As a result, highly sensitive and specific quantitative determination of pharmacokinetics and biodistribution, as well as observation of delivery of the Cu-64 labeled TTX-MC138 to metastases, was made in laboratory tests using noninvasive positron emission tomography-magnetic resonance imaging, or PET-MRI. The key results of the study suggest that TTX-MC138, when injected intravenously, accumulates in metastatic lesions. These results suggest that our TTX platform delivers its therapeutic candidate as intended and supports clinical evaluation of TTX-MC138. In addition, the MGH investigation describes a microdosing PET-MRI approach to measure TTX-MC138 biodistribution in cancer patients and its delivery to clinical metastases. (Microdoses are minute, subpharmacologic doses of a test compound, not greater than 100 micrograms.) The capacity to carry out microdosing PET-MRI studies in patients under an exploratory IND, or eIND, application could be important because it has the potential to facilitate FDA authorization of additional human studies. This research, published by Dr. Zdravka Medarova, our Chief Scientific Officer and scientific co-founder, and others describes what we believe is an effective approach to assessing delivery of TTX-MC138 in metastatic cancer patients. Since the PET-MRI technique is sensitive enough to determine the concentration of radiolabeled drug candidate in the sub-picomolar range, microgram quantities of the radiolabeled drug candidate are believed to be sufficient to perform such a study in humans. We believe this capability has significant advantages in the initial phases of drug development. Because the low mass of radiolabeled TTX-MC138 is subtherapeutic, it may inform future clinical trials with this candidate.

Dr. Medarova’s paper suggests that the radiolabeling does not impact tumor cell uptake or the ability of TTX-MC138 to engage its target. The paper also shows that the biodistribution of Cu-64 labeled TTX-MC138, when injected at a microdose, reflects its biodistribution at the level of a therapeutic dose.

These key findings informed our microdosing clinical trial with radiolabeled TTX-MC138. We believe that the microdosing trial offered numerous potential advantages:

(i)	allowing more precise quantitation of the amount of TTX-MC138 delivered to the metastatic lesions because of the higher sensitivity and quantitative accuracy of positron emission tomography;
(ii)	permitting measurement of the pharmacokinetics and biodistribution of TTX-MC138 not only in the metastatic lesions but in other tissues throughout the body potentially informing Phase I/II clinical trial designs by allowing us to determine drug candidate uptake and clearance from vital organs;
(iii)	enabling measurement of pharmacokinetic endpoints potentially informing dosing for Phase II/III clinical trials. Specifically, because of the high sensitivity and quantitative nature of PET-MRI, we obtained information suggesting what drug concentration in the metastatic lesions over time could be which we could assess relative to the effective dose defined in our preclinical studies; and
(iv)	further informing Phase II/III clinical trial designs by allowing patient inclusion in those trials based on the types of metastases that demonstrated accumulation of TTX-MC138 in prior trials.

Because of the benefits we believe accrue from a microdosing Phase 0 trial, and reflecting the studies described in Cancer Nanotechnology, our First-in-Human Phase 0 trial was designed to deliver a microdose of our therapeutic candidate.

Success in the microdosing trial was also expected to validate delivery generally for our TTX pipeline which potentially opens-up additional relevant RNA targets that have been previously undruggable.

In the microdose Phase 0 trial, we were authorized to enroll up to 12 patients with advanced metastatic solid tumors, infuse each with a single microdose of radiolabeled TTX-MC138, and use PET-MRI to measure TTX-MC138 delivery to metastatic lesions and other tissues in the body.

IND-enabling Studies in Support of Phase I Clinical Trial

We completed non-clinical IND-enabling studies in support of our IND for a Phase 1 clinical trial. We also completed Chemistry, Manufacturing and Control, or CMC, activities, drug synthesis, and fill-finish of drug product manufactured to meet good manufacturing practices, or GMP, requirements that we intend to use in the Phase 1 trial.

SBIR Award

In April 2021, we received a Fast-Track Small Business Innovation Research award, or SBIR Award, from the National Cancer Institute to provide up to $2,392,845 to fund a two-phased research partnership between us and Massachusetts General Hospital. The program commenced on April 15, 2021, and is expected to end in March 2024. We received SBIR Award funds of $308,861 in May 2021, $1,129,316 in the second year of the award and $870,597 in April 2023 for the third year of the Award. In the SBIR Award application, we proposed performing key translational experiments including IND-enabling and supporting imaging studies using MRI to assess delivery and target engagement of TTX-MC138 in metastatic lesions of breast cancer patients. The experiments were designed to achieve the following aims:

SBIR Phase I:

Aim 1. Optimize a method for measuring miR-10b expression in breast cancer clinical samples.

SBIR Phase II:

Aim 2. File an IND application for TTX-MC138.

Aim 3. Use imaging to determine the uptake of TTX-MC138 by radiologically-confirmed metastases in breast cancer patients.

We believe that we have achieved the first milestone which included development and validation of a method for the use of a test called qRT-PCR to measure miR-10b expression in patient blood and tissue samples. The qRT-PCR test is often considered the gold standard for quantifying circulating miRNAs with high sensitivity and specificity and with a wide analytical measurement range. This validated test can be used to identify the level that would be considered a positive expression of miR-10b in samples from metastatic cancer patients. We also believe that we achieved the study’s second milestone as we filed an IND application with FDA to support a clinical trial with TTX-MC138 and received FDA and IRB authorization to proceed with the trial. We are currently pursuing the third aim of the study.

In January 2024, we submitted a Direct-to-Phase II SBIR application to the National Cancer Institute, or NCI, in support of clinical development of TTX-MC138. If awarded, the Direct-to-Phase II SBIR award is expected to provide up to $2 million of non-dilutive funding over two years beginning in the second half of 2024.

Recent Developments

Restructuring

In December 2023, our board of directors approved various actions designed to streamline our operations and reduce our expenses. These included delaying or eliminating certain development activities and reducing headcount by laying-off four employees. This lowered our headcount to 11 employees at December 31, 2023, compared to 19 at December 31, 2022. The substantial proportion of our operating focus will be on seeking FDA authorization to conduct a Phase 1 clinical trial with TTX-MC138 and, if approved, initiating that trial.

As part of the restructuring, Michael Dudley, our President, Chief Executive Officer and Director, resigned his positions with us effective January 13, 2024. Also in connection with the restructuring, Thomas A. Fitzgerald, our Chief Financial Officer and Director, was appointed by our board of directors to the position of President and Interim Chief Executive Officer, effective January 13, 2024. Mr. Fitzgerald will continue to serve as our Principal Financial and Accounting Officer. Additionally, Dr. Philippe Calais, our Chairman of the Board of Directors, assumed the position of Executive Chairman.

September 2023 Financing

On September 26, 2023, we entered into an underwriting agreement pursuant to which we issued and sold 17,500 shares of common stock and 404,075 pre-funded warrants, or PFWs, including the partial exercise of the underwriter’s over-allotment option, in a public offering at a purchase price of $20.40 per share or $20.00 per PFW, or the September Offering. As of September 30, 2023, 177,177 PFWs had been exercised. All remaining PFWs were exercised in October 2023. Net proceeds from the September Offering, after deducting underwriting discounts, commissions and fees paid to the underwriter and other offering expenses, were approximately $7.0 million.

In connection with the September Offering, we also issued warrants to the underwriter to purchase up to 21,496 shares of common stock, or the September Underwriter Warrants. The September Underwriter Warrants become exercisable commencing 180 days after issuance, expire five years following the date of sale and have an exercise price of $25.50 per share.

On October 4, 2023, the underwriter in the September 2023 Offering exercised its overallotment option to purchase an additional 8,348 shares of common stock for additional net proceeds of approximately $156 thousand. We also issued 418 additional September Underwriter Warrants in connection with the overallotment exercise.

December 2023 Financing

On December 4, 2023, we completed a registered direct offering, or the December 2023 Offering, of an aggregate of 125,000 shares of our common stock. Gross proceeds from the December 2023 Offering, before deducting placement agent fees and other offering expenses payable by us, were approximately $1.21 million. We also issued five-year warrants to the placement agent in the December 2023 Offering, exercisable to purchase up to 7,500 shares of common stock at an exercise price of $12.10 per share.

January 2024 Financing

On January 22, 2024, we entered into securities purchase agreements pursuant to which we issued and sold 5,942,623 shares of common stock and PFWs at a purchase price of $1.22 per share or PFW, and 11,885,246 warrants to purchase common stock at an exercise price of $1.22 per share, in a public offering, or the January Offering. As of March 20, 2024, 4,699,699 PFWs had been exercised leaving 814,000 PFWs remaining at that date. Net proceeds from the January Offering, after deducting underwriting discounts, commissions and fees paid to the underwriter and other offering expenses, were approximately $6.2 million.

In connection with the January Offering, we also issued warrants to the placement agent to purchase up to 356,557 shares of common stock, or the January Placement Agent Warrants. The January Placement Agent Warrants became exercisable on the date of issuance, expire three and one-half years following the date of sale and have an exercise price of $1.525 per share.

Nasdaq Listing

On May 16, 2023, we received a letter from the Listing Qualifications Department, or the Staff, of the Nasdaq Stock Market LLC, or Nasdaq, stating that we were not in compliance with the stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires that companies listed on the Nasdaq Capital Market maintain stockholders’ equity of at least $2,500,000, or the Stockholders’ Equity Requirement, or that they meet one of the alternative listing standards: market value of listed securities of at least $35 million or net income of $500,000 from continuing operations in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

On June 30, 2023, we submitted a plan to Nasdaq describing how we intended to seek to regain compliance with the Stockholders’ Equity Requirement, or the Compliance Plan, but the Staff did not accept our Plan. Shortly thereafter, we submitted a request for a hearing to a Nasdaq Panel, or the Panel. The hearing was held on October 5, 2023. On October 26, 2023, we received a letter from the Panel granting an extension to continue our listing on Nasdaq until January 22, 2024, subject to two requirements, both of which we met.

On January 31, 2024, we received notice from Nasdaq that it had determined that the Company had regained compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) (the Equity Rule) for continued listing on the Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we are subject to a mandatory panel monitor through January 26, 2025. The Nasdaq notice also stated that if, within the one-year monitoring period, the Staff finds us again out of compliance with the Equity Rule that was the subject of the exception, notwithstanding Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and we will have an opportunity to request a new hearing with the initial Hearing Panel or a newly convened Hearing Panel if the initial Panel is unavailable. We will have the opportunity to respond/present to the Hearing Panel as provided by Listing Rule 5815(d)(4)(C). Our securities may at that time be delisted from Nasdaq.

Additionally, on November 7, 2023, we received a letter from the Staff notifying us that for the 30 consecutive business day period between September 26, 2023, through November 6, 2023, our common stock had not maintained a minimum closing bid price of $1.00 per share, or the Minimum Bid Price Requirement, required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). Nasdaq provided us an initial period of 180 calendar days, or until May 6, 2024, or the Compliance Date, to regain compliance with the Minimum Bid Price Requirement. If, at any time during this 180-day period, the closing bid price for our common stock is $1.00 per share or more for a minimum of 10 consecutive business days, or such longer period up to 20 consecutive business days as may be determined by the Staff in its discretion, the Staff will provide us written notification that we have complied with the Minimum Bid Price Requirement. On January 16, 2024, we effected a 1-for-40 reverse stock split. However, the closing bid price of our common stock has not been above $1.00 for a minimum of 10 consecutive business days since then.

If we do not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period. If it appears to the Staff that we will not be able to cure the Minimum Bid Price deficiency, the Staff will provide written notice to us that our common stock will be subject to delisting. At that time, we may appeal the Staff’s delisting determination to the Panel. There can be no assurance that if we do appeal any Staff delisting determination to the Panel, such appeal would be successful.

In the event of a delisting from the Nasdaq Capital Market, we may seek to have our stock traded in the over-the-counter inter-dealer quotation system, more commonly known as the OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the securities exchanges, such as the Nasdaq Capital Market, or, together, Exchange-listed stocks. Many OTC stocks trade less frequently and in smaller volumes than Exchange-listed stocks. Accordingly, our stock would be less liquid than it would be otherwise. Also, the prices of OTC stocks are often more volatile than Exchange-listed stocks. Additionally, institutional investors are usually prohibited from investing in OTC stocks, and it might be more challenging to raise capital.

As further described below, in light of our financial position and our need to raise additional capital, in the event of a delisting from the Nasdaq Capital Market, delisting from the Nasdaq Capital Market would materially limit our ability to obtain additional equity capital. We may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such restructuring activities, holders of our common stock and other securities will likely suffer a total loss of their investment.

Financial Operations Overview

From inception in January 2016 through approximately mid-2021, we devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting limited research and development activities, and preparing for manufacturing clinical-trial quantities of our lead product candidate. Following our IPO, we have expanded our R&D activities and our company operations. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet completed any clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. Through December 31, 2023, we had received approximately $45.5 million of net proceeds, primarily from our IPO, other equity financings, our SBIR Award and from borrowings between 2018 and 2020 under convertible promissory notes.

We have incurred significant operating losses since inception. Our net losses were approximately $18.5 million and $17.6 million for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, we had an accumulated deficit of approximately $46.4 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates for which there is no assurance of occurrence. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

➢	continue preclinical studies and continue or initiate clinical trials for TTX-MC138;
➢	advance the development of our product candidate pipeline;
➢	continue to develop and expand our proprietary TTX platform to identify additional product candidates;
➢	support partnerships with industry and academic partners;
➢	obtain new intellectual property and maintain, expand and protect our intellectual property portfolio;
➢	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
➢	hire additional clinical, scientific, commercial and administrative personnel to increase our overall knowledge base, scientific expertise, experience and capabilities;
➢	acquire or license additional product candidates or technologies;
➢	expand our infrastructure and facilities to accommodate increased activities and personnel; and
➢	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our further transition to operating as a public company.

Furthermore, we incur additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other expenses that we did not incur as a private company.

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

At December 31, 2023, we had cash of approximately $2.8 million. We believe that cash as of December 31, 2023, and funds obtained in the equity financing we completed in January 2024 will be sufficient to fund our operating expenses and capital expenditure requirements into approximately late third or early fourth quarter 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Although our business has not been materially impacted by these global economic and political developments or COVID-19 to date, it is impossible to predict the extent to which we may be impacted in the short and long term, or the ways in which our business, financial condition and results of operations could be affected by any of the foregoing or by other events which may occur in the future. Any such disruptions may also magnify the impact of other risks described herein or in our other filings with the Securities and Exchange Commission.

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

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of product candidates. We expense research and development costs as incurred, which include:

➢	expenses incurred in performing manufacturing, preclinical and clinical development;
➢	expenses incurred to conduct the necessary preclinical studies and clinical trials related to seeking regulatory approval to market our product candidates that successfully complete clinical trials;

➢	expenses incurred under agreements with contract research organizations, or CROs, conducting drug discovery work, preclinical studies, and clinical trials for us, and with contract manufacturing organizations, or CMOs, engaged to produce preclinical and clinical drug substance and drug product for our research and development activities;
➢	other costs related to acquiring and manufacturing materials in connection with our drug discovery efforts and our preclinical studies, materials for our clinical trials, including manufacturing validation batches, as well as costs related to investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
➢	payments made under third-party licensing, acquisition and option agreements;
➢	personnel-related expenses, including salaries, benefits, travel and other related expenses, and share-based compensation expense for research and development personnel;
➢	costs related to compliance with regulatory requirements; and
➢	allocated facilities costs, including rent and utilities, and depreciation and other facilities or equipment expenses.

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

We seek to track our research and development expenses on a program-by-program basis. Our direct external research and development expenses comprise primarily payments to outside consultants, CROs, CMOs, research laboratories, and suppliers in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct external research and development expenses also include fees incurred under license and option agreements. We do not intend generally to allocate costs of management personnel, certain costs associated with our discovery efforts, certain supplies used in the laboratory, and certain facilities costs, including depreciation or other indirect costs, to specific programs when these costs are incurred across multiple programs and where it may not be practical to track them by program. We use internal resources along with outside parties primarily to conduct our research and discovery as well as for managing our preclinical development, process development, manufacturing and clinical development activities.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally are expected to have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years if we commence additional planned clinical trials for TTX-MC138, as well as conduct other preclinical and clinical development, including submitting regulatory filings. In addition, we expect our discovery research efforts and related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with share-based compensation, will increase significantly over prior levels. Also, we may incur additional expenses related to milestone and royalty payments to third-parties with whom we have entered or may enter into license, acquisition and option agreements to assess, use or acquire intellectual property rights or rights to future product candidates.

In September 2021, we signed a statement of work with a European CMO to manufacture TTX-MC138 in accordance with current good manufacturing practices, or cGMP. Separately, we engaged a consulting toxicologist to assist us in designing and conducting IND-enabling studies including toxicology, pharmacokinetic, or PK, studies. These studies are designed to examine multiple parameters with a range of analytical support in support of regulatory submissions using radiolabeled or non-radiolabeled test substances. Toxicokinetic assessments can be conducted in parallel or concurrent with ongoing toxicology programs and in compliance with good laboratory practice, or GLP, requirements. We also engaged an analytical testing laboratory to provide testing and other services, as well as documentation and reporting that meet regulatory requirements.

On July 29, 2022, we signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under this alliance, the Company anticipates making certain expenditures with respect to Phase I and Phase II clinical trials which it expects will be conducted in part by MD Anderson as a primary investigator site. MD Anderson may also provide preclinical work under the alliance. The details of clinical and preclinical work are to be mutually agreed by the parties prior to commencing work. We have committed to fund up to $10 million over the term of the collaboration. Of this amount, $500,000 was payable within the first year. Subsequent payments were to be $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. These are funds we had already budgeted for research and development, so do not represent additional spending. We will need to raise additional funds to meet the subsequent payment obligations. The Company is currently in negotiations with MD Anderson regarding changes in planned work and payments as a result of changes in personnel at MD Anderson. No additional payments are due from us until the terms of the agreement are renegotiated and work under the collaboration has begun.

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the manufacturing, preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from or related to any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain due to the numerous risks and uncertainties associated with product development and commercialization, including:

➢	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development;
➢	the requirement to establish an appropriate safety and efficacy profile in IND-enabling studies;
➢	the timing and terms of regulatory approvals, if any, to conduct clinical trials;
➢	the number of sites and patients needed to complete clinical trials, the length of time required to enroll suitable patients and complete clinical trials, and the duration of patient follow-ups;
➢	the timing, receipt and terms of marketing approvals, if any, from applicable regulatory authorities including the FDA and regulators outside the U.S.;
➢	the extent of any post-marketing approval commitments that may be required by regulatory authorities;
➢	establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers to supply the quantities and quality of product we need;
➢	development and timely delivery of clinical-grade and commercial-grade drug formulations as required for use in our clinical trials and for commercial launch;
➢	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
➢	significant and changing government regulation;
➢	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
➢	competitive developments;
➢	the impact of any business interruptions on our operations, including the timing and enrollment of patients in our planned clinical trials, or on operations of our manufacturers, suppliers, or other vendors resulting from the COVID-19 pandemic or similar public health crisis or for any other reason; and
➢	maintaining an acceptable safety profile of our product candidates following approval, if any, of our product candidates.

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

Other income (expense)

Interest expense

Interest expense previously consisted primarily of accrued interest on convertible promissory notes and other charges related to the notes. Since the notes converted into shares of common stock concurrent with our IPO, we no longer incur interest expense on these notes. Under our payment program for directors and officers liability insurance, we incur certain financing charges and we incur imputed interest expense in connection with our right-of-use asset.

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

Results of operations

The following table summarizes the approximate amounts of our results of operations for the periods indicated:

	Year Ended December 31,
	2023	2022	Change

	(in thousands)
Operating expenses
Research and development	$12,263	$10,232	$2,031
General and administrative	7,155	8,401	(1,246)
Total operating expenses	19,418	18,633	785
Operating loss	(19,418)	(18,633)	(785)
Other income (expense)
Grant income	923	1,080	(157)
Interest expense	(56)	(32)	(24)
Interest income	5	20	(15)
Total other income, net	872	1,068	(196)
Net loss	$(18,546)	$(17,565)	$(981)

Comparison of years ended December 31, 2023 and 2022

Research and development expenses

Research and development, or R&D, expenses increased $2,031 thousand in the year ended December 31, 2023, compared to the same period in 2022. The increase was primarily due to increased clinical trial and related costs, consulting costs, compensation and benefits reflecting primarily increased non-cash share-based compensation and one-time severance payments, and facilities-related costs, offset in part by reductions in purchases of materials, purchased services, and regulatory expenses.

General and administrative expenses

General and administrative expenses decreased $1,246 thousand in the year ended December 31, 2023, compared to the same period in 2022. Increases occurred in compensation and benefits reflecting primarily increased non-cash share-based compensation and one-time severance payments, expenses for professional services, including for legal, accounting, and consulting, much of which was incurred in connection with financings that were not completed, facilities-related costs and technology-related costs, while decreases occurred largely in directors and officers liability insurance and other costs of being a public company.

Grant Income

Grant income decreased $157 thousand in the year ended December 31, 2023, compared to the same period in 2022. Grant income was recognized under an NIH grant awarded in April 2021 to fund certain costs to advance our lead therapeutic candidate into clinical trials.

Interest expense

Interest expense was $56 thousand for the year ended December 31, 2023, compared to $32 thousand in the same period in 2022. The increase resulted primarily from imputed interest expense charged in connection with our right-of-use asset.

Interest income

Interest income was $5 thousand for the year ended December 31, 2023, compared to $20 thousand in the same period in 2022. Interest income declined primarily as a result of our lower cash balances.

Cash flows

The following table summarizes the approximate amounts of our cash flows for the periods indicated:

	Years ended December 31,
	2023	2022

	(in thousands)
Net cash used in operating activities	$(18,074)	$(15,762)
Net cash used in investing activities	(36)	(101)
Net cash provided by financing activities	15,909	6
Net decrease in cash	$(2,201)	$(15,857)

Comparison of the years ended December 31, 2023 and 2022

Operating activities

During the year ended December 31, 2023, we used cash of $18,074 thousand in operating activities compared to $15,762 thousand used in the year ended December 31, 2022. Cash used in operating activities in 2023 primarily reflected our net loss of $18,546 thousand and a decrease of $1,296 thousand in accounts payable and accrued expenses, offset in part by increased share-based compensation expense of $1,037 thousand and other non-cash items including those related to our leased facility, a decrease in prepaid expenses and other current assets of $363 thousand,and a reduction in grant receivable of $360 thousand.

Changes in accounts payable and accrued expenses were generally due to the amounts and timing of vendor invoicing and payments.

Investing activities

During the year ended December 31, 2023, we used cash of $36 thousand in investing activities, primarily for purchases of laboratory and computer equipment, compared to $101 thousand used for such purchases in the year ended December 31, 2022.

Financing activities

During the year ended December 31, 2023, we obtained cash of $15,909 thousand (net) from equity offerings.

During the year ended December 31, 2022, we obtained $6 thousand in cash from an exercise of stock options.

Liquidity and capital resources

Sources of liquidity

Since inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if ever. We have funded our operations to date primarily with proceeds from borrowings under convertible promissory notes, funds from our IPO and other equity financings, and our SBIR Award. Through December 31, 2023, we had received net cash proceeds of approximately $45.5 million from these sources.

At December 31, 2023, we had cash of approximately $2.8 million. In January 2024, we received approximately $6.2 million in net proceeds from the January Offering. See Note 15 to our audited financial statements included elsewhere in this annual report for further information regarding the January Offering.

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

The timing and amount of our operating expenditures will depend largely on our ability to, among other things:

➢	advance clinical development of TTX-MC138;
➢	manufacture, or have manufactured on our behalf, our preclinical and clinical drug materials and develop processes for commercial manufacturing of any product candidates that may receive regulatory approval;
➢	seek regulatory approvals for any product candidates that successfully complete clinical trials;
➢	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval and intend to commercialize on our own;
➢	establish collaborations to commercialize any product candidates for which we obtain marketing approval but do not intend to commercialize on our own;
➢	expand our operational, financial and management systems and hire additional personnel, including personnel to support our clinical development, quality control, scientific research, manufacturing and commercialization efforts, our general and administrative activities and our operations as a public company; and
➢	obtain or develop new intellectual property and maintain, expand and protect our intellectual property portfolio.

At December 31, 2023, we had cash of approximately $2.8 million. We believe that these funds and funds obtained from the January Offering will be sufficient to fund our operating expense and capital expenditure requirements into the late third quarter or early fourth quarter of 2024. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we expect. We do not believe that our existing cash will be sufficient to fund our planned operating and capital expenditures for at least the next 12 months from the date of our financial statements included elsewhere herein. Changed circumstances may also result in the depletion of our capital resources more rapidly than we currently anticipate. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that we will require additional capital for additional research, development, and clinical trials, as we seek regulatory approval of our product candidates, for operations, and for licenses or acquisitions of other product candidates we may choose to pursue. If we receive regulatory approval for TTX-MC138 or other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, all of which will vary depending on where and how we choose to commercialize approved product candidates.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

➢	the scope, progress, outcome and costs of conducting preclinical development activities, clinical trials, and other research and development;
➢	the costs, timing and outcome of regulatory review of our product candidates;
➢	the costs, timing and requirements to manufacture our product candidates to supply our preclinical development efforts and our clinical trials;

➢	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
➢	the costs of manufacturing commercial-grade product and building inventory to support commercial launch;
➢	the ability to receive non-dilutive funding, including grants from governments, organizations and foundations;
➢	the revenue, if any, received from commercial sales of our products, should any of our product candidates receive marketing approval;
➢	the costs of preparing, filing and prosecuting patent applications, maintaining, expanding and enforcing our intellectual property rights and defending intellectual property-related claims;
➢	the terms of any industry collaborations we may be able to establish;
➢	the extent to which we acquire or license other product candidates and technologies; and
➢	the efficiency with which we operate our business.

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

Contractual obligations and commitments

At December 31, 2023, we had future minimum lease payments under one non-cancelable operating lease commitment of $460.8 thousand. We enter into contracts in the normal course of business with CROs, collaborators, CMOs and other third-parties for the manufacture of our product candidates, to support clinical trials and preclinical research studies and testing, and for other purposes. Any payments due upon completion or cancellation of these contracts generally consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation although some agreements provide for termination fees or payments for the balance of the term of the agreement.

Collaboration Obligations

Our obligations under collaboration agreements primarily arise from a strategic collaboration agreement we entered with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”) on July 29, 2022. Under this alliance, we anticipate making certain expenditures with respect to Phase I and Phase II clinical trials which we expect will be conducted in part by MD Anderson as a primary investigator site. MD Anderson may also provide analytical services or preclinical work under the alliance. The details of clinical and preclinical work are to be mutually agreed by the parties prior to commencing work. We have committed to fund up to $10 million over the term of the collaboration. Of this amount, $500,000 was payable within the first year. Subsequent payments were to be $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. These are funds we had already budgeted for research and development, so do not represent additional spending. We will need to raise additional funds to meet the subsequent payment obligations. The Company is currently in negotiations with MD Anderson regarding changes in planned work and payments as a result of changes in personnel at MD Anderson. There is no assurance regarding the outcome of these discussions.

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

While our significant accounting policies are described in more detail in Note 2 to our audited financial statements for the year ended December 31, 2023, elsewhere in this annual report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Research and development expenses

In preparing our financial statements, we are required to estimate our accrued research and development expenses.

We rely to a significant extent on third-parties to conduct preclinical studies, provide materials, and to provide clinical trial services, including trial conduct, data management, statistical analysis and electronic compilation. At the end of each reporting period, we compare payments made to each service provider to the estimated progress towards completion of the related project. Factors that we consider in preparing these estimates include materials delivered or services provided, milestones achieved, the number of patients enrolled in studies, and other criteria related to the efforts of these vendors. These estimates are subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, we record net prepaid or accrued expenses related to these costs.

The estimating process involves reviewing open contracts and purchase orders, communicating with our relevant personnel to identify services that have been performed on our behalf or deliveries of materials made to us, and estimating the level of service performed and the associated cost incurred for those services when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. As of each balance sheet date, we make estimates of our accrued expenses based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

➢	vendors, including research laboratories, in connection with preclinical development activities;

➢	CROs and investigative sites in connection with preclinical testing and clinical trials; and
➢	CMOs in connection with the production of drug substance and drug product formulations for use in preclinical testing and clinical trials.

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

As of December 31, 2023, we had issued restricted stock and stock options, each with service-based vesting conditions, and recorded share-based compensation expense resulting from those awards as vesting occurred. All shares of restricted stock have vested and there is no further compensation expense to be recorded in connection with restricted stock. We would apply the graded-vesting method to all share-based awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

For share-based awards to consultants and non-employees, we recognize compensation expense over the period during which services are rendered by such consultants and non-employees until completed.

Warrant Accounting

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815 “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares and whether warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end-date while the warrants are outstanding.

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of warrants classified as liabilities are recognized as a non-cash gain or loss on our statements of operations.

As the warrants issued upon our financings in 2023 meet the criteria for equity classification under ASC 815, those warrants were classified as equity as of December 31, 2023. No warrants were issued in 2022.

Factors that May Affect Future Results

You should refer to “Risk Factors” elsewhere in this annual report for a discussion of important factors that may affect our future results.

Off-balance sheet arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may affect our financial position and results of operations is disclosed in Note 2 to our financial statements included elsewhere in this annual report.

Internal control over financial reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed prior to our IPO which remain unremediated. See “Risk Factors” under the caption, “We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.” In September 2022, we retained an independent consulting firm to assist us improve our control systems and procedures and have recently implemented new software systems designed to enhance our ability to process financial transaction information. There is no assurance that any controls we implement will prevent fraud or enable accurate or timely financial reporting.

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

Information Technology Risks

Our data and computer systems are subject to threats from malicious software codes and viruses, phishing, ransomware, business email compromise attacks, or other cyber-attacks. In July 2021, we were subject to what we believe was a phishing attack. Although we do not believe this incident had a material impact on our business or financial condition, the number and complexity of these threats continue to increase. See “Risk Factors” under the caption, “We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.” The Company has taken and continues to take steps to mitigate the risk of cyberattacks including enhancing its email screening, engaging with a computer support firm to provide forensics and training services, among other services, and enhancing security protocols for vendor payments. The Company intends to take additional steps to continue to enhance its cybersecurity defenses. Despite steps the Company has taken or may take in the future, there is no assurance that it will not suffer material and adverse consequences as a result of cyberattacks or other computer-based activities. In addition, there is no assurance that any steps we may take will be effective or prevent material adverse effects on our financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2023 and 2022, our cash was held in checking and savings accounts at major U.S. banks. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our holdings, an immediate 10% change in the interest rate would not materially affect the fair market value of our investments or our financial position or results of operations.

As of December 31, 2023 and 2022, we had no debt outstanding other than liabilities related to the right-of-use asset from our sublease in Newton, Massachusetts. We currently, therefore, are not subject to interest rate risk related to debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Euro, the currency for certain of our major purchases. For the years ended December 31, 2023 and 2022, we did not recognize foreign currency transaction losses. Foreign currency transaction losses, if any, are recorded as a component of other income (expense) in our statements of operations. An immediate 5% change in the Euro exchange rate would not have a material effect on our results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon such evaluation, and due to the material weakness described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report on Form 10-K, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f) or 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and our board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO criteria). Based on this assessment, management concluded that, due to the material weakness described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report on Form 10-K, our internal control over financial reporting was not effective as of December 31, 2023. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Continuing Remediation Efforts

In order to remediate the material weaknesses in our internal control over financial reporting and address the material weaknesses in our accounting processes, we plan to establish more robust accounting policies and procedures, and review the adoption of new accounting positions and the need for financial statement disclosures. Also, in September 2022, we engaged an independent consulting firm to assist us in determining what personnel are needed, evaluating and improving our accounting processes, and in evaluating new accounting policies, which work is ongoing.

In 2022, we began implementing and, during 2024, plan to continue to implement steps to address the internal control deficiencies that contributed to the material weaknesses, including the following:

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

Changes in Internal Control over Financial Reporting:

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2024 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent public accounting firm is WithumSmith+Brown, PC, East Brunswick, New Jersey, PCAOB Auditor ID: 100.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

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

Not applicable.

EXHIBIT INDEX

3.1

Amended and Restated Certificate of Incorporation of TransCode Therapeutics, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on April 8, 2021 (File No. 333-253599)).

3.2*	Certificate of Amendment to Amended and Restated Certificate of Incorporation of TransCode Therapeutics, Inc.

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of TransCode Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 16, 2024).

3.4

Amended and Restated Bylaws of TransCode Therapeutics, Inc. (Incorporated by reference to Exhibit 3.5 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on April 8, 2021 (File No. 333-253599)).

3.5

Amendment No. 1 to the Amended and Restated Bylaws of TransCode Therapeutics, Inc., effective as of December 8, 2023 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 8, 2023).

4.1	Description of Securities (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 31, 2022).

4.2	Form of Representative Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S 1, filed on March 24, 2021 (File No. 333 253599)).

4.3	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on February 17, 2023).

4.4	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on June 6, 2023 (File No. 333-272082)).

4.5	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 5, 2023 (File No. 333-272082)).

4.6	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 5, 2023 (File No. 333-272082)).

4.7	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on September 25, 2023 (File No. 333-274251)).

4.8	Form of Underwriter’s Warrant (Incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on September 25, 2023 (File No. 333-274251)).

4.9	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 4, 2023).

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

10.14

Common Stock Purchase Agreement, dated April 13, 2023, by and between TransCode Therapeutics,Inc. and White Lion Capital LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 14, 2023).

10.15	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 8-K, filed on June 6, 2023 (File No. 001-40363)).

10.16	Form of Underwriting Agreement (Incorporated by reference to Exhibit 1.1 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on September 25, 2023 (File No. 333-274251)).

10.17	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 4, 2023).

10.18

Separation Agreement, dated January 10, 2024, by and between TransCode Therapeutics, Inc. and Robert Michael Dudley (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 16, 2024).

23.1*	Consent of WithumSmith+Brown, PC.

24.1*	Power of Attorney (included on signature page).

31.1*

Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Recovery Policy.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
*	Filed herewith.
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

TRANSCODE THERAPEUTICS, INC.

Date: April 1, 2024	/s/ Thomas A. Fitzgerald
Thomas A. Fitzgerald
Interim Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

Each individual whose signature appears below hereby constitutes and appoints Thomas A. Fitzgerald, MBA as such person’s true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K and Power of Attorney has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Thomas A. Fitzgerald	Director, Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	April 1, 2024
Thomas A. Fitzgerald, MBA

/s/ Philippe P. Calais	Director, Executive Chairman	April 1, 2024
Philippe P. Calais, PhD

/s/ Erik Manting	Director	April 1, 2024
Erik Manting, PhD

/s/ Magda Marquet
Magda Marquet, PhD	Director	April 1, 2024

TRANSCODE THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of TransCode Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TransCode Therapeutics, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

East Brunswick, New Jersey

April 1, 2024

PCAOB ID Number 100

TRANSCODE THERAPEUTICS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash	$2,767,598	$4,968,418
Grant receivable	—	360,229
Prepaid expenses and other current assets	1,687,846	2,050,758
Total current assets	4,455,444	7,379,405
Property and equipment, net of depreciation	120,707	208,581
Right-of-use asset, net of amortization	481,694	—
Security deposit	111,856	—
Total assets	$5,169,701	$7,587,986

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,051,259	$4,347,290
Deferred grant income	27,057	—
Short-term lease liability	412,280	—
Total current liabilities	3,490,596	4,347,290
Long-term lease liability	38,291	—
Total liabilities	3,528,887	4,347,290
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000,000 authorized at December 31, 2023 and 2022; - 0 - shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock – $0.0001 par value, 290,000,000 shares authorized at December 31, 2023 and 2022; 627,448 and 16,222 shares issued and outstanding at December 31, 2023 and 2022, respectively	63	2
Additional paid-in capital	48,057,095	31,110,943
Accumulated deficit	(46,416,344)	(27,870,249)
Total stockholders’ equity	1,640,814	3,240,696
Total liabilities and stockholders’ equity	$5,169,701	$7,587,986

See accompanying notes to financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022
Operating expenses
Research and development	$12,263,530	$10,232,366
General and administrative	7,154,986	8,401,462
Total operating expenses	19,418,516	18,633,828
Operating loss	(19,418,516)	(18,633,828)

Other income
Grant income	923,035	1,080,436
Interest income	5,285	20,410
Interest expense	(55,899)	(31,986)
Total other income	872,421	1,068,860
Net loss	$(18,546,095)	$(17,564,968)

Basic and diluted loss per share
Net loss	$(18,546,095)	$(17,564,968)
Weighted-average common shares outstanding	179,006	16,222
Net loss per share	$(103.61)	$(1,082.79)

See accompanying notes to financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2023 and 2022

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	16,131	$2	$30,709,625	$(10,305,281)	$20,404,346
Exercise of stock options	91	—	5,989	—	5,989
Share-based compensation	—	—	395,329	—	395,329
Net loss	—	—	—	(17,564,968)	(17,564,968)
Balance, December 31, 2022	16,222	2	31,110,943	(27,870,249)	3,240,696
Issuances of common stock, net	611,226	61	15,909,263	—	15,909,324
Share-based compensation	—	—	1,036,889	—	1,036,889
Net loss	—	—	—	(18,546,095)	(18,546,095)
Balance, December 31, 2023	627,448	$63	$48,057,095	$(46,416,344)	$1,640,814

See accompanying notes to financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(18,546,095)	$(17,564,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	123,483	98,606
Amortization of right-of-use asset	393,263	—
Share-based compensation expense	1,036,889	395,329
Changes in assets and liabilities:
Prepaid expenses and other current assets	362,912	(144,444)
Accounts payable and accrued expenses	(1,296,032)	1,843,722
Deferred grant income	27,057	(30,528)
Grants receivable	360,229	(360,229)
Security deposit	(111,856)	—
Operating lease liability	(424,385)	—
Net cash used in operating activities	(18,074,535)	(15,762,512)
Cash flows from investing activities:
Purchase of equipment	(35,609)	(100,919)
Net cash used in investing activities	(35,609)	(100,919)
Cash flows from financing activities:
Net proceeds from sales of common stock	15,909,324	—
Proceeds from exercise of stock options	—	5,989
Net cash provided by financing activities	15,909,324	5,989
Net change in cash	(2,200,820)	(15,857,442)
Cash, beginning of period	4,968,418	20,825,860
Cash, end of period	$2,767,598	$4,968,418

Supplemental disclosure of cash flow
Cash paid during the period for:
Interest related to insurance premium payment plan	$32,861	$37,115
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$874,957	$—

See accompanying notes to financial statements.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

From its founding until mid-2021, the Company was engaged in organizational activities, including raising capital, and limited research and development (“R&D”) activities. On July 13, 2021, the Company completed the initial public offering (“IPO”) of its common stock, raising approximately $28.8 million in gross proceeds. Since the IPO, the Company has increased its R&D activities, hired additional employees, and begun more traditional operations.

Following the IPO, the Company’s common stock commenced trading on the Nasdaq Capital Market under the ticker symbol “RNAZ.” The Company issued approximately 8,984 shares of common stock in connection with the IPO, including exercise of the underwriter’s over-allotment option, at an initial offering price of $3,200.00 per share. The net proceeds from the IPO were approximately $25.4 million after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company, including offering costs paid in 2020. In connection with the IPO, the Company also granted the underwriter warrants to purchase up to approximately 391 shares of Company common stock at an exercise price of $4,000.00 per share (125% of the initial public offering price). Upon the closing of the IPO, outstanding convertible promissory notes converted into approximately 1,335 shares of Company common stock.

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

For the year ended December 31, 2023, net cash used in operating activities was approximately $18.0 million and the Company’s net loss was approximately $18.5 million. As of December 31, 2023, the Company had an accumulated deficit of approximately $46.4 million and approximately $2.8 million in cash.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2023 and 2022

(1)   Nature of Business and Liquidity (continued)

The Company plans to expand development of its lead therapeutic candidate and other candidates, and to explore strategic partnerships. Management believes that current cash and the net proceeds of a January 2024 equity offering are sufficient to fund operations and capital requirements into the late third or early fourth quarter of 2024, but does not believe that existing cash will be sufficient to fund requirements for a full 12 months from the date of issuance of these financial statements.

To support its planned operations, the Company will require additional capital; however, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. Through December 31, 2023, the Company’s primary source of capital was from the sale of equity securities in the IPO and subsequent financings, previous sales of convertible promissory notes and funds received under an SBIR Award beginning in April 2021. For the foreseeable future, the Company plans to fund its operations by continuing to raise additional capital, primarily through sales of equity or debt, and from funds that may be awarded under government and other grants.

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

December 31, 2023 and 2022

(2)   Summary of Significant Accounting Policies (continued)

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

(e)   Fair Value of Financial Instruments

The Company’s financial instruments at December 31, 2023 and 2022, included cash, grant receivable, prepaid expenses and other current assets, right-of-use asset, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability. Cash is reported at fair value. The recorded carrying amounts of grant receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability approximate their fair value due to their short-term or fixed arrangements nature.

(f)   Research and Development

Research and development (“R&D”) costs generally are expensed as incurred and primarily comprise expenses to discover, research and develop therapeutic candidates. These expenses may include personnel costs, share- based compensation expense, materials and supplies, allocated facility-related and depreciation expenses, third-party license fees, and costs under arrangements with third-party vendors, such as contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and consultants. Non- refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as expenses as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2023 and 2022

(2)   Summary of Significant Accounting Policies (continued)

(h)   Share-Based Compensation

Share-based compensation, if any, for employees and non-employees is measured at the grant date based on the fair value of the award. The Company recognizes compensation expense, if any, for awards to employees and directors over the requisite service period, which is generally the vesting period of the respective award, and for awards to non-employees over the period during which services are rendered by such non-employees until completed. Under applicable accounting standards, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. Generally, the Company issues awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company classifies share-based compensation expense in its statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. Forfeitures are accounted for as they occur.

The estimated fair value of the common stock used by the Company to determine the expense of option awards is the closing Nasdaq price of the Company’s common shares on the date of each award. Other factors used in calculating the fair value of share-based awards represented management’s best estimates, some of which involve inherent uncertainties and the application of management’s judgment. As a result, if factors were to change and management were to use different assumptions, share-based compensation expense could be materially different.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2023 and 2022

(2)   Summary of Significant Accounting Policies (continued)

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

(l)   Recent Accounting Pronouncement

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company’s adoption of ASU 2020-06 on January 1, 2023, did not have a material impact on the Company’s financial statements.

(m)   Reverse Stock Splits

On May 23, 2023, the Company effected a reverse split of the Company’s common stock, either issued and outstanding or held by the Company as treasury stock, (the “2023 Reverse Split”) previously approved by the Company’s Board of Directors (“Board”) and stockholders of the Company. The 2023 Reverse Split was at a ratio of one share for every 20 shares previously held with no change in the par value per share. The 2023 Reverse Split did not change the number of authorized shares of common stock.

On January 16, 2024, the Company effected a reverse split of the Company’s common stock, either issued and outstanding or held by the Company as treasury stock, (the “2024 Reverse Split”) previously approved by the Board and stockholders of the Company. The 2024 Reverse Split was at a ratio of one share for every 40 shares previously held with no change in the par value per share. The 2024 Reverse Split did not change the number of authorized shares of common stock.

All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have been retroactively adjusted to reflect the two reverse stock splits.

(n)   Collaboration Agreements

When the Company enters into a collaboration agreement, it evaluates the arrangement against the requirements of ASC 808, “Collaborative Arrangements,” as well as ASU 2018-18 which clarifies the interaction between Topic 808 and Topic 606. ASU 2018-18 indicates that collaborative arrangements could be partially in the scope of other guidance, including ASC 606.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2023 and 2022

(2)   Summary of Significant Accounting Policies (continued)

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

(p)   Warrant Accounting

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end-date while the warrants are outstanding.

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of warrants classified as liabilities are recognized as a non-cash gain or loss on the statements of operations.

As the warrants issued upon Company financings in 2023 meet the criteria for equity classification under ASC 815, those warrants were classified as equity as of December 31, 2023. No warrants were issued in 2022.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2023 and 2022

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

(4)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2023	2022
Prepaid operating expenses	$116,607	$122,428
Contract manufacturers and research organizations	717,686	241,111
Insurance premiums	431,061	1,255,317
Prepaid FICA	422,492	422,492
Deposits	—	9,410
	$1,687,846	$2,050,758

(5)   Property and Equipment

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2023	2022
Laboratory and computer equipment	$384,050	$348,441
Less accumulated depreciation	(263,343)	(139,860)
Total property and equipment, net	$120,707	$208,581

Depreciation expense for the years ended December 31, 2023 and 2022, was $123,483 and $98,606, respectively.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2023 and 2022

(6)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,	December 31,
	2023	2022
Professional and general consulting fees	$375,550	$758,816
R&D-related – CMOs, CROs, supplies, equipment and consulting	1,260,578	2,397,038
General expenses	295,508	124,676
Insurance premiums	400,236	844,283
Payroll and benefits	589,404	164,657
Accrued license payments	129,983	57,820
	$3,051,259	$4,347,290

At December 31, 2023 and 2022, the Company’s outstanding payables to CROs or CMOs included above were $1,020,875 and $2,030,347, respectively.

See Note 8 for further information regarding the accrued license payments.

(7)    Grant Income

In April 2021, the Company received a Fast-Track Small Business Innovation Research, or SBIR, Award from the National Cancer Institute of the National Institutes of Health (the “NIH”). The Award was for up to $2,392,845 over three years to fund a two-phased research partnership between the Company and Massachusetts General Hospital. In May 2021, the Company received first-year funding of $308,861. In May 2022, second-year funding of $1,129,316 was made available to the Company. In April 2023, the Company received funding of $870,684 for the third year of the SBIR Award. Income under the grant is recognized as work under the grant is completed. The Company recognized grant income of $923,035 and $1,080,436 for the years ended December 31, 2023 and 2022, respectively. The Company recorded grant income receivable of $0 at December 31, 2023, and $360,229 at December 31, 2022. The Company had deferred grant income of $27,057 and $0 at December 31, 2023 and 2022, respectively.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2023 and 2022

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

Operating Lease

In December 2022, the Company signed an agreement to sublease 4,837 square feet of laboratory and office space in Newton, Massachusetts, from another biopharmaceutical company. The Company considers this sublease an operating lease with estimated right-of-use assets and lease liabilities of $874,957 recorded upon lease commencement on February 1, 2023. The sublease had an initial term of 24 months, and the Company has the option to extend the sublease for an additional 12 months. The Company does not believe that the exercise of this option is probable so has not included it in determination of the lease amounts. The base monthly rent is $37,285 during the first 12 months of the lease, $38,403 in the second 12 months, and, if the Company exercises the option to extend the lease, $39,559 in the third 12-month period. In addition, the Company is responsible for its share of operating expenses, real estate taxes, and utilities based on the actual costs of these items.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the year ended December 31, 2023. Prior to February 1, 2023, the Company had no operating leases with maturities greater than one year. The Company does not recognize any variable lease costs or short-term lease costs in connection with the operating lease.

Year Ended
Operating Leases	December 31, 2023
Weighted average remaining lease term (years)	1.08
Weighted average discount rate	3.6%

Year ending December 31,
2024	$422,464
2025	38,291
Total undiscounted lease payments	460,755
Imputed interest	(10,184)
Lease liability	$450,571

Rent expense for the years ended December 31, 2023 and 2022, was $575,192 and $329,684, respectively.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2023 and 2022

(8)   Commitments and Contingencies (continued)

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

As of December 31, 2023 and 2022, no milestone events had been achieved.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2023 and 2022

(8)   Commitments and Contingencies (continued)

Accrued License Obligations

At December 31, 2023 and 2022, the Company had accrued $129,983 and $57,820, respectively, in license payments under the foregoing arrangements included in accounts payable and accrued expenses.

(c)   Collaboration Agreement

On July 29, 2022, the Company signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, the Company anticipates making certain expenditures with respect to Phase I and Phase II clinical trials which it expects will be conducted in part through MD Anderson as a primary investigator site. MD Anderson will also provide preclinical work under the collaboration. The details of clinical and preclinical work are to be mutually agreed by the parties prior to commencing work. The Company has committed to fund up to $10 million over the term of the collaboration. Of this amount, the initial payment schedule called for $500,000 to be paid within the first year. Subsequent payments were scheduled to be $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. Payments to MD Anderson are initially recorded as Prepaid Expenses. As work under the collaboration is performed by MD Anderson, the Company will record research and development costs in its statements of operations. The $250,000 first payment made by the Company to MD Anderson was recorded as a Prepaid Expense pending such time as payments under the collaboration become due. The Company is currently in negotiations with MD Anderson regarding committed upcoming payments as a result of changes in personnel at MD Anderson and in planned work. MD Anderson has indicated to the Company that the Company has no payment obligation to MD Anderson as of December 31, 2023. There is no assurance regarding the outcome of discussions with MD Anderson. Total expenses incurred under the arrangement for the years ended December 31, 2023 and 2022, were $0 in both periods. The collaboration agreement expires on the later of July 29, 2027, or when the last active study is completed.

(d)   Employment Agreements and Severance

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

In December 2023, the Board approved various actions designed to streamline the Company’s operations and reduce expenses (the “Restructuring”). These included delaying or eliminating certain development activities and reducing headcount by laying off four employees. This lowered the Company’s headcount to 11 employees at December 31, 2023, compared to 19 at December 31, 2022. Severance in aggregate of $424,576 was provided to the affected employees and charged to expense.

(e)   Litigation

The Company may from time to time be subject to claims by others under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. At December 31, 2023 and 2022, the Company did not know of any claims or actions pending against it or threatened, the ultimate disposition of which could have a material adverse effect on its results of operations or financial condition except a claim by an investment bank that it is entitled to fees, a claim which the Company rigorously disputes.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2023 and 2022

(8)   Commitments and Contingencies (continued)

(f)   Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and executive officers that require the Company, among other things, to indemnify the parties against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any costs as a result of payments required by such indemnifications. The Company is not aware of any indemnification arrangements that could have a material adverse effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements, as of December 31, 2023 and 2022.

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

(9)   Stockholders’ Equity

(a)   Overview

The Company’s Certificate of Incorporation, originally filed on January 11, 2016, was amended on April 15, 2020, to increase the number of shares of common stock authorized and to authorize the issuance of preferred stock. The Company’s Certificate of Incorporation was further amended and restated on April 27, 2021, and on May 22, 2023, to effect the 2023 Reverse Split. The total number of shares which the Company is authorized to issue is 300,000,000, each with a par value of $0.0001 per share. Of these shares, 290,000,000 shall be common stock and 10,000,000 shall be preferred stock. At December 31, 2023 and 2022, the Company had 627,448 and 16,222 shares of common stock issued and outstanding, respectively. The preferred stock is undesignated; no shares of preferred stock have been issued.

On February 16, 2023, the Company entered into a Securities Purchase Agreement with certain purchasers named therein pursuant to which the Company sold approximately 3,558 shares of common stock in a registered direct offering at a purchase price of $421.60 per share (the “February RDO”). Net proceeds from the February RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $1.2 million. In connection with the February RDO, the Company also issued the placement agent warrants to purchase up to approximately 249 shares of common stock (the “February Placement Agent Warrants”). The February Placement Agent Warrants became exercisable commencing six months following the date of issuance, expire five years following the date of sale and have an exercise price per share of $527.00 (see Note 10).

In April and May 2023, the Company sold an aggregate of approximately 2,750 shares to White Lion Capital LLC (“White Lion”) under a Common Stock Purchase Agreement dated April 14, 2023, (the “White Lion Purchase Agreement”) between the Company and White Lion. Net proceeds to the Company were $518,844 after reimbursement of White Lion expenses but before legal and printing expenses the Company incurred of $75,418. The commitment period under the White Lion Purchase Agreement ended May 31, 2023.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2023 and 2022

(9)   Stockholders’ Equity (continued)

On June 6, 2023, the Company entered into a Securities Purchase Agreement with a purchaser named therein pursuant to which the Company sold approximately 2,475 shares of common stock, approximately 47,525 pre-funded warrants (“PFWs”), together with accompanying 50,000 Series A-1 Warrants to purchase common stock (the “Series A-1 Warrants”), and 50,000 Series A-2 Warrants to purchase common stock (the “Series A-2 Warrants”) in a registered direct offering at a purchase price of $140.00 per share (or $139.60 per PFW) (the “June RDO”). The Series A-1 Warrants and the Series A-2 Warrants are identical in all material respects. The Series A-1 Warrants and Series A-2 Warrants became exercisable commencing June 9, 2023, and are exercisable for three years at an exercise price of $130.00 per share. Net proceeds from the June RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $6.1 million. The PFWs sold in the June RDO were exercisable at an exercise price of $0.01 per share. All the PFWs sold in the June RDO were exercised prior to September 30, 2023.

In connection with the June RDO, the Company also issued the placement agent warrants to purchase up to approximately 3,500 shares of common stock (the “June Placement Agent Warrants”). The June Placement Agent Warrants became exercisable commencing June 9, 2023, expire three years following the date of sale and have an exercise price per share of $175.00 (see Note 10).

On September 26, 2023, the Company entered into an underwriting agreement pursuant to which it issued and sold approximately 17,500 shares of common stock and approximately 404,075 PFWs, including the partial exercise of the underwriter’s overallotment option, in a public offering at a purchase price of $20.40 per share (or $20.00 per PFW) (the “September Offering”). The overallotment option provided the underwriter the right to purchase up to approximately 58,480 shares or PFWs during the 45 days following the September Offering. The terms of the sale of shares or PFWs in the September Offering also applied to purchases made by the underwriter through exercises of the overallotment option. At September 30, 2023, approximately 177,176 September Offering PFWs had been exercised. On October 4, 2023, the underwriter exercised the overallotment option to purchase approximately 8,348 shares of common stock. Net proceeds from the September Offering, after deducting underwriting discounts, commissions and fees paid to the underwriter and other offering expenses, were approximately $7.0 million.

In connection with the September Offering, the Company also issued warrants to the underwriter to purchase up to approximately 21,496 shares of common stock (the “September Underwriter Warrants”). The September Underwriter Warrants become exercisable commencing 180 days after issuance, expire five years following the date of sale and have an exercise price of $25.50 per share (see Note 10).

On December 4, 2023, the Company entered into a Securities Purchase Agreement with two purchasers named therein pursuant to which the Company sold 125,000 shares of common stock in a registered direct offering at a purchase price of $9.68 per share (the “December RDO”). Net proceeds from the December RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $0.9 million.

In connection with the December RDO, the Company also issued warrants to the placement agent to purchase up to 7,500 shares of common stock (the “December Placement Agent Warrants”). The December Placement Agent Warrants became exercisable on issuance, expire five years following the date of sale and have an exercise price per share of $12.10 (see Note 10).

(b)   Common Stock

i.Dividends

Subject to the rights of holders of any preferred stock, holders of common stock are entitled to receive dividends as may be declared from time to time by the Board. No cash dividends were declared or paid during the year ended December 31, 2023, nor at any other time through the date of these financial statements.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2023 and 2022

(9)   Stockholders’ Equity (continued)

ii.Liquidation

Subject to the rights of holders of any preferred stock as to liquidation, upon the liquidation, dissolution or winding up of the Company, the remaining assets of the Company will be distributed to holders of common stock.

iii.Voting

Holders of common stock are entitled to one vote for each share of common stock held but shall not be entitled to vote on any amendment to the Certificate of Incorporation that relates solely to the terms of any series of preferred stock. There is no cumulative voting.

(10) Warrants

All of the warrants described below were outstanding as of December 31, 2023, and are accounted for as a component of stockholders’ equity. All prefunded warrants issued in 2023 have been exercised.

In connection with the IPO, the Company granted the underwriter warrants (the “IPO Underwriter Warrants”) to purchase up to approximately 391 shares of Company common stock at an exercise price of $4,000.00 per share, which amount is 125% of the initial public offering price. The IPO Underwriter Warrants have a five-year term and were not exercisable prior to January 9, 2022.

In connection with the February RDO, the Company issued the February Placement Agent Warrants to purchase up to approximately 249 shares of common stock. The February Placement Agent Warrants became exercisable commencing August 17, 2023, expire February 16, 2028, and have an exercise price per share of $527.20 per share.

In connection with an agreement the Company entered into with a consultant in February 2023, the Company agreed to issue warrants (the “Consultant Warrants”) to purchase up to 156 shares of common stock at $400.00 per share. The Consultant Warrants became exercisable any time after August 23, 2023, until February 23, 2028. In connection with the June RDO, the Company issued 50,000 Series A-1 Warrants and 50,000 Series A-2 Warrants, which became exercisable commencing June 9, 2023. The Series A-1 and Series A-2 Warrants expire three years following the date of sale and have an exercise price of $130.00 per share. The Company also issued warrants to the June RDO placement agent to purchase up to 3,500 shares of common stock. The June RDO Placement Agent Warrants became exercisable commencing June 9, 2023, expire three years after issuance, and have an exercise price per share of $175.20 per share.

In connection with the September Offering, the Company issued warrants to the underwriter to purchase up to approximately 21,496 shares of common stock. The September Offering Underwriter Warrants become exercisable commencing 180 days after issuance, expire five years following the date of sale and have an exercise price per share of $25.50.

In connection with the December RDO, the Company issued the December Placement Agent Warrants to purchase up to 7,500 shares of common stock. The December Placement Agent Warrants became exercisable on issuance, expire five years following the date of issuance, and have an exercise price per share of $12.10.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2023 and 2022

(10) Warrants (continued)

The following table summarizes the Company’s outstanding warrants at December 31, 2023:

	Number	Exercise Price
Description	of Shares	Per Share
IPO Underwriter Warrants	391	$4,000.00
February Placement Agent Warrants	249	527.20
Consultant Warrants	156	400.00
Series A-1 warrants	50,000	130.00
Series A-2 warrants	50,000	130.00
June Placement Agent Warrants	3,500	175.20
September Underwriter Warrants	21,496	25.50
December Placement Agent Warrants	7,500	12.10

(11) Share-Based Compensation

In April 2020, the Board approved the TransCode Therapeutics, Inc. 2020 Stock Option and Incentive Plan (the “2020 Plan”) providing for the issuance of options or other awards to purchase up to approximately 2,242 shares of the Company’s common stock. The Board determined not to make any further awards under the 2020 Plan following the closing of the IPO. In March 2021, the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”) was approved by the Company’s Board and stockholders and became effective upon the effectiveness of the IPO. The 2021 Plan initially provided for the issuance of options or other awards to purchase up to 6,250 shares of the Company’s common stock. The number of options or other awards available under the 2021 Plan increased 807 shares in January 2022, 811 in January 2023, and 1,569 in January 2024.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2023 and 2022

(11) Share-Based Compensation (continued)

Of options awarded under the 2021 Plan, approximately 4,243 were outstanding at December 31, 2023.

At December 31, 2023, there were 2,050 options outstanding under the 2020 Plan that were vested and exercisable and 3,469 options outstanding under the 2021 Plan that were vested and exercisable. Information about options to purchase common stock of the Company under both Plans is as follows:

		Weighted
		average	Weighted
		exercise	average
	Number of	price	contractual
	shares	per share	term (years)
Outstanding at December 31, 2021	2,142	$264.00	5.2
Granted	1,720	976.00	6.4
Exercised	(91)	64.00	—
Forfeited	—	—	—
Outstanding at December 31, 2022	3,771	592.00	5.3
Granted	2,911	226.88	0.9
Exercised	—	—	—
Forfeited	(393)	459.02	—
Outstanding at December 31, 2023	6,289	$419.58	3.7

The intrinsic value of the outstanding options as of December 31, 2023, was $0.

Option Valuation

The assumptions that the Company used to determine the grant-date fair value of options granted in the years ended December 31, 2023 and 2022, were as follows:

	Years Ended December 31,
	2023	2022
Risk-free interest rate	4.01% - 4.72%	1.38% - 4.12%
Expected term (in years)	6.0	3.5 - 10.0
Expected volatility	100.6% - 100.8%	93.2%
Expected dividend yield	—	—
Fair value per share of underlying stock	$226.80 - $238.80	$408.00 - $1,960.00

(11) Share-Based Compensation (continued)

The weighted average grant date fair value per share of the options granted in the years ended December 31, 2023 and 2022, was $226.87 and $974.22, respectively.

The Company recorded share-based compensation expense of $1,013,527 and $395,329 during the years ended December 31, 2023 and 2022, respectively, all of which related to stock options. The remaining share-based compensation expense to be recognized in the future is $183,765 over approximately 2.3 years.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2023 and 2022

(12) Employee Stock Purchase Plan

In 2021, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) to provide eligible employees of the Company with opportunities to purchase shares of the Company’s common stock. The ESPP initially provided for the purchase of an aggregate of up to approximately 188 shares of common stock. The number of shares of common stock available through the ESPP increased by approximately 113 shares in each of January 2022, January 2023, and January 2024 and may be increased each subsequent year by up to approximately 113 shares.

(13) Net Loss per Share

The Company reported net losses for the years ended December 31, 2023 and 2022. Reported basic and diluted net loss per share attributable to common stockholders are the same for each period because shares issuable in connection with Contingent Securities have been excluded from the computation of diluted weighted-average shares outstanding. The effect of their inclusion would have been antidilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Years ended December 31,
	2023	2022
Basic and diluted loss per share
Net loss	$(18,546,095)	$(17,564,968)
Weighted-average common shares outstanding	179,006	16,222
Net loss per share	$(103.61)	$(1,082.79)

(14) Income Taxes

The Company’s federal and state provision (benefit) for income taxes was $0 and $0 for the years ended December 31, 2023 and 2022, respectively.

A reconciliation of income tax provision (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Years Ended
	December 31,
	2023	2022
Federal income tax benefit at statutory rate	21.0%	21.0%
State and local tax, net of federal benefit	6.0%	6.3%
Permanent differences	1.5%	(0.1)%
Research and development credit	2.2%	2.4%
Share-based compensation	(1.0)%	(0.4)%
Change in valuation allowance	(29.7)%	(29.2)%
Effective income tax rate	0.0%	0.0%

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2023 and 2022

(14) Income Taxes (continued)

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets consist of the following:

	December 31,
	2023	2022
Net operating loss carryforwards	$5,880,202	$3,434,543
Capitalized research and development	5,499,242	3,166,280
Capitalized patent and other costs	3,071	5,219
Stock-based compensation	118,733	69,592
Accrued expenses	14,125	24,521
Fixed assets	11,027	1,889
Research and development tax credit carryforwards	1,136,299	454,616
Subtotal deferred tax assets before valuation allowance	12,662,699	7,156,660
Less valuation allowance	(12,662,699)	(7,156,660)
Deferred tax assets	—	—

Deferred tax liability
Fixed assets	—	—
Net deferred taxes	$—	$—

The Company had U.S. federal net operating loss (“NOL”) carryforwards of $21,556,006 and $12,277,816 for the years ended December 31, 2023 and 2022, respectively, which may be available to offset future taxable income. Federal NOL carryforwards generated in 2017 and prior of $38,297 will expire beginning in 2036. The remaining federal NOL carryforwards generated in 2018 and later do not expire. However, they are subject to the 80% limitation when utilized. The Company also had U.S. state NOL carryforwards of $21,415,201 and $12,137,011 for the years ended December 31, 2023 and 2022, respectively, which may be available to offset future taxable income and will expire beginning in 2036.

The Company had U.S. federal research and development tax credit carryforwards of $864,408 and $549,780 for the years ended December 31, 2023 and 2022, respectively, available to reduce future income tax liabilities. These will expire beginning in 2042. The Company also had U.S. state research and development tax credit carryforwards of $758,417 and $495,079 for the years ended December 31, 2023 and 2022, respectively, available to reduce future income tax liabilities. Of the U.S. state research and development tax credit carryforwards, $7,013 have an indefinite carryforward and the remainder expire beginning in 2036.

The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2023 and 2022, because the Company has determined that is it more likely than not that these assets will not be fully realized due to the significant uncertainty about the realization of the deferred tax asset until the Company can operate profitably. The Company experienced a net change in valuation allowance of $5,506,039 and $5,136,825 in the years ended December 31, 2023 and 2022, respectively.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2023 and 2022

(14) Income Taxes (continued)

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years from 2019 to the present remain open for review. All open years may be examined to the extent that tax credits or NOL carryforwards are used in future periods. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of year	$—	$—
Increase for tax positions of prior years	228	—
Increase based on tax positions related to current year	125	—
Balance at end of year	$353	$—

Due to the Company’s valuation allowance, the $0.4 million of unrecognized tax benefits would not affect the effective tax rate, if recognized. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2023, the Company had no accrued interest and penalties related to uncertain tax positions. The Company does not expect any material changes to the estimated amount of liability associated with the Company’s uncertain tax positions within the next 12 months.

The Protecting Americans from Tax Hikes Act of 2015 (“PATH Act”) made permanent the federal credit for increasing research activities (“R&D credit”). The PATH Act also included a provision that allowed a qualified small business to utilize a portion of its annual R&D credit as a payroll tax offset of up to $250,000 of the FICA payroll tax. The Company qualifies for this provision and has recorded payroll tax prepayments of $250,000 and $250,000 for 2023 and 2022, respectively. These benefits are able to be used beginning in the first quarter of 2023 and do not expire. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in 2020 and contained several new or changed income tax provisions. The Company has evaluated the tax provisions of the CARES Act and determined the impact to be either immaterial or not applicable. The Inflation Reduction Act of 2022 modified the PATH Act by adding an additional payroll tax offset of up to $250,000 against the Medicare payroll tax beginning in 2023. The Company expects to be able to recognize the benefits available under this provision.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2023 and 2022

(15) Subsequent Events

For its financial statements as of December 31, 2023, the Company evaluated subsequent events through April 1, 2024, the date on which those financial statements were issued.

Restructuring

As part of the Restructuring, Michael Dudley, the Company’s then President, Chief Executive Officer and Director, resigned his positions with the Company effective January 13, 2024.

Reverse Stock Splits

On January 16, 2024, the Company effected a reverse split of the Company’s common stock, either issued and outstanding or held by the Company as treasury stock, (the “2024 Reverse Split”) previously approved by the Board and stockholders of the Company. The 2024 Reverse Split was at a ratio of one share for every 40 shares previously held with no change in the par value per share. The 2024 Reverse Split did not change the number of authorized shares of common stock. All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have been retroactively adjusted to reflect the 2023 Reverse Split and the 2024 Reverse Split (see Note 2).

January Offering

On January 18, 2024, the Company entered into Securities Purchase Agreements with investors named therein pursuant to which the Company issued and sold 428,924 shares of common stock, 5,513,699 PFWs, together with accompanying warrants to purchase 11,885,246 shares of common stock in a registered direct offering at a purchase price of $1.22 per share (or $1.21 per PFW) (the “January Offering”). Each share of common stock, or each PFW in lieu thereof, sold in the January Offering was sold together with two common stock purchase warrants (the “January Warrants”). Each January Warrant entitles the holder to purchase one share of Company common stock per warrant at an exercise price of $1.22 per share. The shares of common stock and January Warrants were immediately separable and were issued separately in the offering. The January Warrants became exercisable on issuance and are exercisable for three and one-half years from the date of issuance. Net proceeds from the January Offering, after deducting underwriting discounts, commissions and fees paid to the underwriter and other offering expenses, were approximately $6.2 million.

In connection with the January Offering, the Company also issued warrants to the placement agent to purchase up to 356,557 shares of Company common stock (the “January Placement Agent Warrants”). The January Placement Agent Warrants became exercisable on issuance, expire three and one-half years following the date of sale and have an exercise price of $1.525 per share.

Nasdaq Listing

On January 31, 2024, the Company received notice from Nasdaq that it had determined that the Company had regained compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) (the Equity Rule) for continued listing on the Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), the Company is subject to a mandatory panel monitor through January 26, 2025. The Nasdaq notice also stated that if, within the one-year monitoring period, the Staff finds the Company again out of compliance with the Equity Rule that was the subject of the exception, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Hearing Panel or a newly convened Hearing Panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the Hearing Panel as provided by Listing Rule 5815(d)(4)(C). The Company’s securities may at that time be delisted from Nasdaq.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2023 and 2022

(15) Subsequent Events (continued)

Additionally, on November 7, 2023, the Company received a letter from the Staff notifying the Company that for the 30 consecutive business day period between September 26, 2023, through November 6, 2023, the Company’s common stock had not maintained a minimum closing bid price of $1.00 per share, or the Minimum Bid Price Requirement, required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). Nasdaq provided the Company an initial period of 180 calendar days, or until May 6, 2024, or the Compliance Date, to regain compliance with the Minimum Bid Price Requirement. If, at any time during this 180-day period, the closing bid price for the Company’s common stock is $1.00 per share or more for a minimum of 10 consecutive business days, or such longer period up to 20 consecutive business days as may be determined by the Staff in its discretion, the Staff will provide the Company written notification that it has complied with the Minimum Bid Price Requirement. On January 16, 2024, the Company effected a 1-for-40 reverse stock split. However, the closing bid price of the Company’s common stock has not been above $1.00 for a minimum of 10 consecutive business days since then.

If the Company does not regain compliance with the Minimum Bid Price Requirement by the Compliance Date, it may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice to Nasdaq of its intention to cure the deficiency during the additional compliance period. If it appears to the Staff that the Company will not be able to cure the Minimum Bid Price deficiency, the Staff will provide written notice to the Company that its common stock will be subject to delisting. At that time, the Company may appeal the Staff’s delisting determination to the Panel. There can be no assurance that if the Company does appeal any Staff delisting determination to the Panel, such appeal would be successful.

In the event of a delisting from the Nasdaq Capital Market, the Company may seek to have its stock traded in the over-the-counter inter-dealer quotation system, more commonly known as the OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the securities exchanges, such as the Nasdaq Capital Market, or, together, Exchange-listed stocks. Many OTC stocks trade less frequently and in smaller volumes than Exchange-listed stocks. Accordingly, the Company’s stock would be less liquid than it would be otherwise. Also, the prices of OTC stocks are often more volatile than Exchange-listed stocks. Additionally, institutional investors are usually prohibited from investing in OTC stocks, and it might be more challenging to raise capital.

In light of the Company’s financial position and need to raise additional capital, a delisting from the Nasdaq Capital Market would materially limit the Company’s ability to obtain additional equity capital. The Company may need to seek an in-court or out-of-court restructuring of its liabilities. In the event of such restructuring activities, holders of the Company’s common stock and other securities will likely suffer a total loss of their investment.