Form 10-Q
period 2024-03-31
Transcode Therapeutics, Inc.
filed 2024-05-15
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________

FORM 10-Q

____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

At May 10, 2024, the registrant had 6,622,053 shares of Common Stock, $0.0001 par value per share, outstanding.

TRANSCODE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our cash position, our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources, our need for additional financing and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
●	a potential delisting of our common stock from trading on the Nasdaq Capital Market;
●	our ability to continue as a going concern;
●	the results and timing of our preclinical and clinical trial activities, including but not limited to our ability to enroll a sufficient number of patients timely to advance our clinical trials;
●	our ability to expand our therapeutic candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
●	the therapeutic benefits, effectiveness and safety of our therapeutic candidates;
●	our ability to receive regulatory approval for our therapeutic candidates in the United States, Europe and other geographies;
●	the expected regulatory approval pathway for our therapeutic candidates;
●	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
●	our reliance on third parties for the planning, conduct and monitoring of clinical trials, for the manufacture of clinical drug supplies and drug product meeting our specifications, and for other requirements;
●	our estimates of the size and characteristics of the markets that may be addressed by our therapeutic candidates;
●	market acceptance of our therapeutic candidates that are approved for marketing in the United States or other countries;
●	our ability to successfully commercialize our therapeutic candidates, if approved for marketing;
●	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our therapeutic candidates have been developed to treat;
●	our ability to utilize our proprietary technological approach to develop and commercialize our therapeutic candidates;

●	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
●	our ability to protect our own or in-licensed intellectual property and operate our business without infringing the intellectual property rights of others;
●	our ability to attract, retain and motivate key personnel;
●	our ability to generate revenue and become profitable;
●	our dependance on contract research organizations and other institutions to manage our clinical trials;
●	the impact of natural disasters, global pandemics (including further outbreaks of existing strains of COVID-19 or new variants of the virus), armed conflicts and wars, labor disputes, lack of raw materials or other supplies, issues with facilities and equipment, or other forms of disruption to business operations at our manufacturing or laboratory facilities or those of our vendors;
●	potential collaborations to license and commercialize any therapeutic candidates which receive regulatory approval in the future in or outside of the United States; and
●	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K and in our other regulatory filings, including in this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCODE THERAPEUTICS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$4,913,676	$2,767,598
Prepaid expenses and other current assets	1,800,346	1,687,846
Total current assets	6,714,022	4,455,444
Property and equipment, net of depreciation	92,379	120,707
Right-of-use asset, net of amortization	372,210	481,694
Security deposit	111,856	111,856
Total assets	$7,290,467	$5,169,701
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,366,764	$3,051,259
Deferred grant income	—	27,057
Short-term lease liability	339,408	412,280
Total current liabilities	2,706,172	3,490,596
Long-term lease liability	—	38,291
Total liabilities	2,706,172	3,528,887
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000,000 shares authorized at March 31, 2024, and December 31, 2023; -0- shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock – $0.0001 par value, 290,000,000 shares authorized at March 31, 2024, and December 31, 2023; 5,808,053 and 627,448 shares issued and outstanding at March 31, 2024, and December 31, 2023, respectively	581	63
Additional paid-in capital	54,326,870	48,057,095
Accumulated deficit	(49,743,156)	(46,416,344)
Total stockholders’ equity	4,584,295	1,640,814
Total liabilities and stockholders’ equity	$7,290,467	$5,169,701

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Operating expenses
Research and development	$1,759,020	$2,591,350
General and administrative	1,529,962	2,296,334
Total operating expenses	3,288,982	4,887,684
Operating loss	(3,288,982)	(4,887,684)

Other income (expense)
Grant income	27,057	79,409
Currency exchange gain/(loss)	(55,349)	—
Interest income	168	4,770
Interest expense	(9,706)	(13,429)
Total other income (expense)	(37,830)	70,750
Net loss	$(3,326,812)	$(4,816,934)

Basic and diluted loss per share
Net loss	$(3,326,812)	$(4,816,934)
Weighted-average common shares outstanding	5,142,398	18,593
Net loss per share	$(0.65)	$(259.07)

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Three months ended March 31, 2024
Balance, December 31, 2023	627,448	$63	$48,057,095	$(46,416,344)	$1,640,814
Net loss	—	—	—	(3,326,812)	(3,326,812)
Issuances of common stock, net	5,180,605	518	6,086,623	—	6,087,141
Share based compensation	—	—	183,152	—	183,152
Balance, March 31, 2024 (unaudited)	5,808,053	$581	$54,326,870	$(49,743,156)	$4,584,295

Three months ended March 31, 2023
Balance, December 31, 2022	16,222	$2	$31,110,943	$(27,870,249)	$3,240,696
Net loss	—	—	—	(4,816,934)	(4,816,934)
Issuances of common stock, net	3,558	—	1,180,686	—	1,180,686
Share based compensation	—	—	158,760	—	158,760
Balance, March 31, 2023 (unaudited)	19,780	$2	$32,450,389	$(32,687,183)	$(236,792)

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,326,812)	$(4,816,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,164	29,640
Amortization of right-of-use asset	109,483	70,559
Share-based compensation expense	183,152	158,760
Changes in assets and liabilities:
Prepaid expenses and other current assets	(112,500)	(673,207)
Accounts payable and accrued expenses	(684,493)	575,982
Deferred grant income	(27,057)	—
Grants receivable	—	360,229
Security deposit	—	(111,856)
Operating lease liability	(111,164)	(106,724)
Net cash used in operating activities	(3,937,227)	(4,513,551)
Cash flows from investing activities:
Purchase of equipment	(3,836)	(12,896)
Net cash used in investing activities	(3,836)	(12,896)
Cash flows from financing activities:
Net proceeds from sales of common stock	6,087,141	1,180,686
Net cash provided by financing activities	6,087,141	1,180,686
Net change in cash	2,146,078	(3,345,761)
Cash, beginning of period	2,767,598	4,968,418
Cash, end of period	$4,913,676	$1,622,657
Supplemental disclosure of cash flow
Cash paid during the period for:
Interest related to insurance premium payment plan	$5,653	$8,298
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$874,957
Deferred offering costs included in accounts payable and accrued expenses	$—	$135,797

The accompanying notes are an integral part of these unaudited financial statements.

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2024

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

Following the IPO, the Company’s common stock commenced trading on the Nasdaq Capital Market under the ticker symbol “RNAZ.” The Company issued approximately 8,984 shares of common stock in connection with the IPO, including exercise of the underwriter’s over-allotment option, at an initial offering price of $3,200.00 per share. The net proceeds from the IPO were approximately $25.4 million after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company, including offering costs paid in 2020. In connection with the IPO, the Company also granted the underwriter warrants to purchase up to approximately 391 shares of Company common stock at an exercise price of $4,000.00 per share (125% of the initial public offering price). Upon the closing of the IPO, outstanding convertible promissory notes converted into 1,335 shares of Company common stock.

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

For the three months ended March 31, 2024, net cash used in operating activities was approximately $3.9 million and the Company’s net loss was approximately $3.3 million. As of March 31, 2024, the Company had an accumulated deficit of approximately $49.7 million and approximately $4.9 million in cash.

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2024

(Unaudited)

The Company plans to expand development of its lead therapeutic candidate and other candidates, and explore strategic partnerships. Management believes that current cash is sufficient to fund operations and capital requirements into the third quarter of 2024, but does not believe that existing cash will be sufficient to fund requirements for a full 12 months from the date of these financial statements.

To support its planned expanded operations, the Company will require additional capital; however, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. Through March 31, 2024, the Company’s primary source of capital was from the sale of equity securities in the IPO and subsequent financings, previous sales of convertible promissory notes and funds received under an SBIR Award beginning in April 2021. For the foreseeable future, the Company plans to fund its operations by continuing to raise additional capital, primarily through sales of equity or debt, and from funds that may be awarded under government and other grants.

To the extent the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. Any debt financing, if available, may include potentially dilutive features and include restrictive covenants that impact the Company’s ability to conduct business. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may have to consider additional cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating development programs, and the Company may need to seek an in-court or out-of-court restructuring of its liabilities. In the event of such future restructuring activities, holders of the Company’s common stock and other securities will likely suffer a total loss of their investment.

(2)   Summary of Significant Accounting Policies

(a)	Basis of Presentation

The interim financial statements included herein are unaudited. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, these financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company at March 31, 2024, its results of operations for the three months ended March 31, 2024 and 2023, and its cash flows for the three months ended March 31, 2024 and 2023. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023, and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2024

(Unaudited)

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

The Company’s financial instruments at March 31, 2024, and December 31, 2023, included cash, grant receivable, prepaid expenses and other current assets, right-of-use asset, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability. Cash is reported at fair value. The recorded carrying amount of grant receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability approximate their fair value due to their short-term or fixed arrangements nature.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2024

(Unaudited)

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

March 31, 2024

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

(l)Reverse Stock Split

On January 16, 2024, the Company effected a reverse split of the Company’s common stock, either issued and outstanding or held by the Company as treasury stock, (the “2024 Reverse Split”) previously approved by the Board and stockholders of the Company. The 2024 Reverse Split was at a ratio of one share for every 40 shares previously held with no change in the par value per share. The 2024 Reverse Split did not change the number of authorized shares of

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2024

(Unaudited)

common stock. All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have been retroactively adjusted to reflect the 2024 Reverse Split.

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

(o) Warrant Accounting

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2024

(Unaudited)

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

As the warrants issued upon Company financings in 2023 and in the three months ended March 31, 2024, meet the criteria for equity classification under ASC 815, those warrants were classified as equity as of March 31, 2024, and December 31, 2023.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2024

(Unaudited)

(4)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2024	2023
Prepaid operating expenses	$97,324	$116,607
Contract manufacturers and research organizations	1,061,170	717,686
Insurance premiums	219,360	431,061
Prepaid FICA	422,492	422,492
	$1,800,346	$1,687,846

(5)   Property and Equipment

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2024	2023
Laboratory and computer equipment	$387,886	$384,050
Less accumulated depreciation	(295,507)	(263,343)
Total property and equipment, net	$92,379	$120,707

Depreciation expense for the three months ended March 31, 2024 and 2023, was $32,164 and $29,640, respectively.

(6)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2024	2023
Professional and general consulting fees	$667,538	$375,550
R&D-related – CMOs, CROs, supplies, equipment and consulting	919,816	1,260,578
General expenses	139,845	295,508
Insurance premiums	128,149	400,236
Payroll and benefits	202,361	589,404
Accrued license payments	309,055	129,983
	$2,366,764	$3,051,259

At March 31, 2024, and December 31, 2023, the Company’s outstanding payables to CROs or CMOs included above were $634,512 and $1,020,875, respectively.

See Note 8 for further information regarding the accrued license payments.

(7)  Grant Income

In April 2021, the Company received a Fast-Track Small Business Innovation Research, or SBIR, Award from the National Cancer Institute of the National Institutes of Health (the “NIH”). The Award was for up to $2,392,845 over three years to fund a two-phased research partnership between the Company and Massachusetts General Hospital. In May 2021, the Company received first-year funding of $308,861. In May 2022, second-year funding of $1,129,316 was made available to the Company. In April 2023, the Company received funding of $870,684 for the third year of the SBIR Award. Income under the grant is recognized as work under the grant is completed. The Company recognized

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2024

(Unaudited)

grant income of $27,057 and $79,409 for the three months ended March 31, 2024 and 2023, respectively. The Company recorded grant income receivable of $0 at both March 31, 2024, and December 31, 2023. The Company had deferred grant income of $0 and $27,057 at March 31, 2024, and December 31, 2023, respectively.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the three months ended March 31, 2024. Prior to February 1, 2023, the Company had no operating leases with maturities greater than one year. The Company does not recognize any variable lease costs or short-term lease costs in connection with the operating lease.

Three Months
Ended
Operating Leases	March 31, 2024
Weighted average remaining lease term (years)	0.8
Weighted average discount rate	3.6%

Year ending December 31,
2024	$307,246
2025	38,291
Total undiscounted lease payments	345,537
Imputed interest	(6,129)
Lease liability	$339,408

Rent expense for the three months ended March 31, 2024 and 2023, was $109,483 and $126,944, respectively.

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2024

(Unaudited)

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

As of March 31, 2024, and December 31, 2023, no milestone events had been achieved.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2024

(Unaudited)

royalties and payment terms related to sublicense income received by the Company remain the same as in the original License.

Accrued License Obligations

At March 31, 2024, and December 31, 2023, the Company had accrued $309,055 and $129,983, respectively, in license payments under the foregoing arrangements included in accounts payable and accrued expenses.

(c)	Collaboration Agreement

On July 29, 2022, the Company signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, the Company anticipates making certain expenditures with respect to Phase I and Phase II clinical trials in part through MD Anderson as a primary investigator site. MD Anderson will also provide preclinical work under the collaboration. The details of clinical and preclinical work are to be mutually agreed by the parties prior to commencing work. The Company has committed to fund up to $10 million over the term of the collaboration. Of this amount, the initial payment schedule called for $500,000 to be paid within the first year. Subsequent payments were scheduled to be $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. The Company is currently in negotiations with MD Anderson regarding committed upcoming payments as a result of changes in personnel at MD Anderson and in planned work. There is no assurance regarding the outcome of discussions with MD Anderson. Payments to MD Anderson are initially recorded as Prepaid Expenses. As work under the collaboration is performed by MD Anderson, the Company records research and development costs in its statements of operations. Total expenses incurred under the arrangement for the three months ended March 31, 2024 and 2023, were $0 in both periods. The arrangement expires on the later of July 29, 2027, or when the last active study is completed.

(d)	Employment Agreements

Prior to the IPO, the Company entered into employment agreements with its executive officers which became effective on completion of the IPO. The employment agreements provide the employee with, among other things, severance payments upon termination of the agreement by the Company for any reason other than for cause, death or disability or by the employee for good reason. The maximum aggregate severance payments under the agreements, which arise in the event of termination involving a Change of Control (as defined in the agreements), are approximately $1,031,400.

(e)	Litigation

The Company may from time to time be subject to claims by others under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. At March 31, 2024, and December 31, 2023, the Company did not know of any claims or actions pending against it or threatened, the ultimate disposition of which could have a material adverse effect on its results of operations or financial condition except a claim by an investment bank that it is entitled to fees, a claim which the Company rigorously disputes.

(f)	Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that require the Company, among other things, to indemnify the parties against certain liabilities that may arise

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2024

(Unaudited)

by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any costs as a result of payments required by such indemnifications. The Company is not aware of any indemnification arrangements that could have a material adverse effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements, as of March 31, 2024, and December 31, 2023.

(g)	Risks and Uncertainties

As geopolitical events such as wars in the Ukraine and the Middle East and major health issues such as SARS-CoV-2, or the coronavirus, continue to evolve, the extent to which they affect the Company’s operations directly or through parties on whom the Company depends is highly uncertain and cannot be predicted with confidence. The outcomes resulting from these or other events could delay the Company’s plans, increase its operating expenses and have a material adverse effect on its financial condition or results of operations.

(9)   Stockholders’ Equity

(a)	Overview

The Company’s Certificate of Incorporation, originally filed on January 11, 2016, was amended on April 15, 2020, to increase the number of shares of common stock authorized and to authorize the issuance of preferred stock. The Company’s Certificate of Incorporation was further amended and restated on April 27, 2021, on May 22, 2023, to effect a reverse split (the 2023 Reverse Split), and on January 16, 2024, to effect the 2024 Reverse Split. The total number of shares which the Company is authorized to issue is 300,000,000, each with a par value of $0.0001 per share. Of these shares, 290,000,000 shall be common stock and 10,000,000 shall be preferred stock. At March 31, 2024, and December 31, 2023, the Company had 5,808,053 and 627,448 shares of common stock issued and outstanding, respectively. The preferred stock is undesignated; no shares of preferred stock have been issued.

On February 16, 2023, the Company entered into a Securities Purchase Agreement with certain purchasers named therein pursuant to which the Company sold 3,558 shares of common stock in a registered direct offering at a purchase price of $421.60 per share (the “February RDO”). Net proceeds from the February RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $1.2 million. In connection with the February RDO, the Company also issued the placement agent warrants to purchase up to 249 shares of common stock (the “February Placement Agent Warrants”). The February Placement Agent Warrants became exercisable commencing six months following the date of issuance, expire five years following the date of sale and have an exercise price per share of $527.00. See Note 10.

In April and May 2023, the Company sold an aggregate of 2,750 shares to White Lion Capital LLC (“White Lion”) under a Common Stock Purchase Agreement dated April 14, 2023, (the “White Lion Purchase Agreement”) between the Company and White Lion. Net proceeds to the Company were $518,844 after White Lion expenses but before aggregate legal and printing expenses the Company incurred of $75,418. The commitment period ended May 31, 2023.

On June 6, 2023, the Company entered into a Securities Purchase Agreement with a purchaser named therein pursuant to which the Company sold 2,475 shares of common stock, 47,525 pre-funded warrants (“PFWs”), together with accompanying 50,000 Series A-1 Warrants to purchase common stock (the “Series A-1 Warrants”), and 50,000 Series A-2 Warrants to purchase common stock (the “Series A-2 Warrants”) in a registered direct offering at a purchase price of $140.00 per share (or $139.60 per PFW) (the “June RDO”). The Series A-1 Warrants and the Series A-2 Warrants are identical in all material respects. The Series A -1 Warrants and Series A-2 Warrants became exercisable commencing June 9, 2023, and are exercisable for three years at an exercise price of $130.00 per share. Net proceeds from the June RDO, after deducting fees payable to the placement agent and other offering expenses, were

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2024

(Unaudited)

approximately $6.1 million. The PFWs sold in the June RDO were exercisable at an exercise price of $0.40 per share. All the PFWs sold in the June RDO were exercised prior to March 31, 2024. See Note 10.

In connection with the June RDO, the Company also issued the placement agent warrants to purchase up to 3,500 shares of common stock (the “June Placement Agent Warrants”). The June Placement Agent Warrants became exercisable commencing June 9, 2023, expire three years following the date of sale and have an exercise price per share of $175.00. See Note 10.

On September 26, 2023, the Company entered into an underwriting agreement with ThinkEquity LLC, as underwriter, pursuant to which it issued and sold 17,500 shares of common stock and 404,075 PFWs, including the partial exercise of the underwriter’s over-allotment option, in a public offering at a purchase price of $20.40 per share (or $20.00 per PFW) (the “September Offering”). The overallotment option provided the underwriter the right to purchase up to 58,480 shares or PFWs during the 45 days following the September Offering. The terms of the sale of shares or PFWs in the September Offering also applied to purchases made by the underwriter through exercises of the overallotment option. At March 31, 2024, all September Offering PFWs had been exercised. Net proceeds from the September Offering, after deducting underwriting discounts, commissions and fees paid to the underwriter and other offering expenses, were approximately $6.7 million.

In connection with the September Offering, the Company also issued warrants to the underwriter to purchase up to 21,496 shares of common stock (the “September Underwriter Warrants”). The September Underwriter Warrants become exercisable commencing 180 days after issuance, expire five years following the date of sale and have an exercise price of $25.50 per share. See Note 10.

On December 4, 2023, the Company closed an offering under a Securities Purchase Agreement with certain purchasers named therein pursuant to which the Company sold 125,000 shares of common stock in a registered direct offering at a purchase price of $9.68 per share (the “December RDO”). Net proceeds from the December RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $0.9 million. In connection with the December RDO, the Company also issued the placement agent warrants to purchase up to 7,500 shares of common stock (the “December Placement Agent Warrants”). The December Placement Agent Warrants became exercisable on issuance, expire five years following the date of sale and have an exercise price per share of $12.10. See Note 10.

On January 22, 2024, the Company closed an offering under a Securities Purchase Agreement with certain purchasers named therein pursuant to which the Company sold 428,924 shares of common stock, 5,513,699 pre-funded warrants (“PFWs”), together with 11,885,246 Warrants to purchase common stock (the “January 2024 Warrants”), in a registered direct offering at a purchase price of $1.22 per share (or $1.21 per PFW) (the “January 2024 RDO”). The January 2024 Warrants became exercisable commencing on issuance and are exercisable for three and one-half years from the date of issuance at an exercise price of $1.22 per share. Net proceeds from the January 2024 RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $6.1 million. The PFWs sold in the January 2024 RDO were exercisable at an exercise price of $0.01 per share. All but 814,000 of the PFWs sold in the January 2024 RDO were exercised prior to March 31, 2024. In connection with the January 2024 RDO, the Company also issued the placement agent warrants to purchase up to 356,558 shares of common stock (the “January 2024 Placement Agent Warrants”). The January 2024 Placement Agent Warrants became exercisable on issuance, expire three and one-half years following the date of sale and have an exercise price per share of $1.525. See Note 10.

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2024

(Unaudited)

(b)Common Stock

i.	Dividends

Subject to the rights of holders of any preferred stock, holders of common stock are entitled to receive dividends as may be declared from time to time by the Board. No cash dividends were declared or paid during the three months ended March 31, 2024, nor at any other time through the date of these financial statements.

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

(10) Warrants

In connection with the IPO, the Company granted the underwriters warrants (the “IPO Underwriter Warrants”) to purchase up to 391 shares of Company common stock at an exercise price of $4,000.00 per share, which amount is 125% of the initial public offering price. The IPO Underwriter Warrants have a five-year term and were not exercisable prior to January 9, 2022. All of the IPO Underwriter Warrants were outstanding at March 31, 2024. The Company accounts for these warrants as a component of stockholders’ equity.

In connection with the February RDO, the Company issued the February Placement Agent Warrants to purchase up to 249 shares of common stock. The February Placement Agent Warrants became exercisable commencing August 17, 2023, expire February 16, 2028, and have an exercise price per share of $527.00 per share. The Company accounts for these warrants as a component of stockholders’ equity.

In connection with an agreement the Company entered into with a consultant in February 2023, the Company agreed to issue warrants (the “Consultant Warrants”) to purchase up to 156 shares of common stock at $400.00 per share. These Consultant Warrants became exercisable any time after August 23, 2023, until February 23, 2028. The Company accounts for these warrants as a component of stockholders’ equity.

In connection with the June RDO, the Company issued 47,525 PFWs, together with 50,000 Series A-1 Warrants and 50,000 Series A-2 Warrants, at a purchase price of $139.60 per PFW. All of these PFWs were exercised prior to the date of these financial statements at $0.40 per share. The Series A-1 Warrants and Series A-2 Warrants became exercisable commencing June 9, 2023, expire three years following the date of sale and have an exercise price of $130.00 per share. The Company also issued warrants to the placement agent to purchase up to 3,500 shares of common stock. The June Placement Agent Warrants became exercisable commencing June 9, 2023, expire three years after issuance, and have an exercise price per share of $175.00 per share. The Company accounts for these warrants as a component of stockholders’ equity.

In connection with the September Offering, the Company issued 404,075 PFWs, at a purchase price of $20.00 per PFW. Each of these PFWs was exercisable at $0.40 per share. All the September Offering PFWs were exercised prior to

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2024

(Unaudited)

the date of these financial statements. The Company also issued warrants to the underwriter to purchase up to 21,079 shares of common stock. The September Underwriter Warrants become exercisable commencing 180 days after issuance, expire five years following the date of sale and have an exercise price per share of $25.50. On October 5, 2023, the underwriter partially exercised its overallotment option to purchase an additional 8,348 shares of common stock. As a result of the partial overallotment exercise, the Company also issued an additional 417 September Underwriter Warrants to the underwriter. The Company accounts for these warrants as a component of stockholders’ equity.

The December Placement Agent Warrants became exercisable on issuance, expire five years after issuance, and have an exercise price per share of $12.10 per share. The Company accounts for these warrants as a component of stockholders’ equity.

In connection with the January 2024 RDO, the Company issued 11,885,246 January 2024 Warrants, 5,513,699 PFWs with no expiration date and exercisable at $0.01 per share, and 356,558 January 2024 Placement Agent Warrants. The January 2024 Warrants became exercisable commencing on issuance and are exercisable for three and one-half years from the date of issuance at an exercise price of $1.22 per share. All but 814,000 of the PFWs sold in the January 2024 RDO were exercised prior to March 31, 2024. The January 2024 Placement Agent Warrants became exercisable on issuance, expire three and one-half years following the date of sale and have an exercise price per share of $1.525. The Company accounts for these warrants as a component of stockholders’ equity.

The following table summarizes the Company’s outstanding or issuable warrants at March 31, 2024:

	Number	Exercise Price
Description	of Shares	Per Share
IPO Underwriter Warrants	391	$4,000
February Placement Agent Warrants	249	527
Consultant Warrants	156	400
Series A-1 warrants	50,000	130.00
Series A-2 warrants	50,000	130.00
June Placement Agent Warrants	3,500	175.20
September Underwriter Warrants	21,496	25.50
December Placement Agent Warrants	7,500	12.10
January 2024 Common Stock Purchase Warrants	11,885,246	1.22
January 2024 Placement Agent Warrants	356,557	1.525

(11) Share-Based Compensation

In April 2020, the Board approved the TransCode Therapeutics, Inc. 2020 Stock Option and Incentive Plan (the “2020 Plan”) providing for the issuance of options or other awards to purchase up to 3,791 shares of the Company’s common stock. The Board determined not to make any further awards under the 2020 Plan following the closing of the IPO. In March 2021, the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”) was approved by the Company’s Board and stockholders and became effective upon the effectiveness of the IPO. The 2021 Plan initially provided for the issuance of options or other awards to purchase up to 6,250 shares of the Company’s common stock. The number of options or other awards available under the 2021 Plan increased 807 shares in January 2022, 811 shares in January 2023, and 31,372 shares in January 2024.

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2024

(Unaudited)

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

Of options awarded under the 2021 Plan, 3,905 were outstanding at March 31, 2024.

At March 31, 2024, there were 1,930 options outstanding under the 2020 Plan that were vested and exercisable and 3,486 options outstanding under the 2021 Plan that were vested and exercisable. Information about options to purchase common stock of the Company under both Plans is as follows:

		Weighted
		average	Weighted
		exercise	average
	Number of	price	contractual
	shares	per share	term (years)
Outstanding at December 31, 2022	3,771	$592.00	5.3
Granted	2,911	226.88	6.4
Exercised	—	—	—
Forfeited	(393)	459.02	—
Outstanding at December 31, 2023	6,289	419.58	3.7
Granted	—	—	—
Exercised	—	—	—
Forfeited	(414)	819.52	—
Outstanding at March 31, 2024	5,875	$407.11	3.9

The intrinsic value of the outstanding options as of March 31, 2024, was $0.

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2024

(Unaudited)

Option Valuation

No options were granted in the three months ended March 31, 2024. The assumptions that the Company used to determine the grant-date fair value of options granted in the year ended December 31, 2023, were as follows:

Year ended
December 31, 2023
Risk-free interest rate	4.01% - 4.72%
Expected term (in years)	6.0
Expected volatility	100.6% - 100.8%
Expected dividend yield	—
Fair value per share of underlying stock	$226.80 - $238.80

The Company recorded share-based compensation expense of $183,152 and $158,760 during the three months ended March 31, 2024 and 2023, respectively. Share-based compensation in both periods was entirely related to stock options. The remaining share-based compensation expense to be recognized in the future is $109,119 over approximately 2.2 years.

(12) Employee Stock Purchase Plan

In 2021, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) to provide eligible employees of the Company with opportunities to purchase shares of the Company’s common stock. The ESPP initially provided for the purchase of an aggregate of up to approximately 188 shares of common stock. The number of shares of common stock available through the ESPP increases by approximately 113 shares in January of each year beginning in 2022.

(13) Net Loss per Share

The Company reported net losses for the three months ended March 31, 2024 and 2023. Reported basic and diluted net loss per share attributable to common stockholders are the same for each period because shares issuable in connection with Contingent Securities have been excluded from the computation of diluted weighted-average shares outstanding. The effect of their inclusion would have been antidilutive.

In accordance with ASC 260-10-45-13, a pre-funded, or penny, warrant is an instrument that requires the holder to pay little or no consideration to receive the shares upon exercise of the warrant. Since the shares underlying the PFWs are issuable for little or no consideration, the Company considered them outstanding in the context of basic earnings per share.

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended
	March 31,
	2024	2023
Basic and diluted loss per share
Net loss	$(3,326,812)	$(4,816,934)
Weighted-average common shares outstanding	5,142,398	18,593
Net loss per share	$(0.65)	$(259.07)

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2024

(Unaudited)

(14) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three months ended March 31, 2024 and 2023. The Company has recorded a full valuation allowance against its net deferred tax assets as of March 31, 2024, and December 31, 2023, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. Accordingly, the benefit of the net operating loss that would have been recognized in the three months ended March 31, 2024 and 2023, was fully offset by changes in the valuation allowance.

As of March 31, 2024, and December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

(15) Subsequent Events

For its financial statements as of March 31, 2024, the Company evaluated subsequent events through May 15, 2024, the date on which those financial statements were issued, and determined that there were none for which recognition or disclosure is warranted except:

On May 7, 2024, the Company reported that it had received a letter from the Nasdaq Stock Market (“Nasdaq”) Staff notifying the Company that it had not regained compliance with Nasdaq Listing Rule 5550(a)(2), requiring that a company maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) during the time period Nasdaq provided for the Company to do so. As a result, the shares of the Company’s common stock are subject to delisting from The Nasdaq Capital Market. The Company subsequently filed a request for a hearing before a Nasdaq Hearings Panel (the “Panel”) at which time the Company intends to appeal the Staff’s determination. The hearing has been scheduled for June 25, 2024. There is no assurance as to the outcome of the planned appeal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the “Financial Statements” section of this Quarterly Report on Form 10-Q including the related notes appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth in the “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Company Overview

TransCode is a platform delivery company focused on oncology, created on the belief that cancer can be defeated through the intelligent design and effective delivery of targeted therapeutics. Our lead therapeutic candidate, TTX-MC138, targets microRNA-10b, or miRNA-10b, generally believed to be a master regulator of metastatic cell viability in a range of cancers, including breast, pancreatic, ovarian, colon cancer, glioblastomas, and several others. In 2023, we received exploratory Investigational New Drug, or IND, Study May Proceed notification from the U.S. Food and Drug Administration, or FDA. This notification permitted us to conduct a Phase 0 clinical trial intended to demonstrate quantitative delivery of radiolabeled TTX-MC138 to metastatic lesions in subjects with advanced solid tumors. We treated one patient in the Phase 0 trial. In April 2024, we received IND Study May Proceed notification from FDA to conduct a Phase I/II clinical trial with TTX-MC138 which we expect to commence in mid-2024.

In addition to TTX-MC138, we have other solid tumor programs in the preclinical stage. One, TTX-siPDL1, is an siRNA-based modulator of programmed death-ligand 1. A second, TTX-RIGA, is an RNA-based agonist of the retinoic acid-inducible gene I, or RIG-I, targeting activation of innate immunity in the tumor microenvironment. In addition, we are developing TTX-CRISPR, a CRISPR/Cas9-based therapy platform for the repair or elimination of cancer-causing genes inside tumor cells; and TTX-mRNA, an mRNA-based platform for the development of cancer vaccines that activate cytotoxic immune responses against tumor cells.

All our therapeutic candidates are designed to utilize our proprietary TTX delivery mechanism with the goal of significantly improving outcomes for cancer patients.

Targeted Therapeutic Delivery Background

For decades, ribonucleic acid, or RNA, has been a topic of investigation by the scientific community as a potentially attractive therapeutic modality because it can target any gene and it lends itself to rational and straightforward drug design. RNA-based therapeutics are highly selective to their targets, potentially applicable to a broad array of previously undruggable targets in the human genome. We believe that one of the major challenges to widespread use of RNA therapeutics in oncology and other indications has been the inability to deliver these molecules inside cells other than in the liver.

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

Delivery System

The therapeutic potential of RNA in oncology has remained an unrealized promise due in large part, we believe, to the difficulty in safely and effectively delivering oligonucleotides, i.e., synthetic RNA molecules, to tumors. We believe we are now closer to solving this challenge by means of our TTX platform. Our TTX platform leverages an iron-oxide nanoparticle, or IONP, approved for clinical use as a cancer imaging agent and in treating iron deficiency anemia, as the physical carrier of the oligonucleotide.

Our TTX technology has gone through approximately 20 years of research and development, or R&D, and optimization, including 12 years at Harvard Medical School and the Massachusetts General Hospital, by our scientific co-founders prior to company formation. Our modular platform could allow us to participate in additional rapidly growing global marketplaces. According to a recent analysis by Emergen Research, the global CRISPR Technology Market is expected to reach $3.94 billion by 2027. The global mRNA therapeutics market was estimated to have been approximately $33.8 billion in 2023 and projected to grow at a compound annual rate of nearly 25% reaching approximately $158 billion by 2030 according to an April 2023 360iResearch™ publication.

Our TTX nanocarrier is designed to be tunable to certain specifications to deliver therapeutic oligonucleotides to RNA targets in tumors and metastases without compromising the integrity of the oligonucleotide. We believe our TTX nanocarriers differentiate us from competitive delivery approaches, many of which rely on lipid particles or chemical structures, such as GalNAc. These competitive delivery approaches effectively target sites in the liver but not sites in tumors and metastases elsewhere. Our nanocarrier is derived from, and is chemically similar to, nanoparticles extensively used in humans for imaging (Feridex, from Advanced Magnetics) or for treating iron deficiency anemia (Feraheme, also from Advanced Magnetics).

Our TTX delivery platform is also designed to minimize early kidney and liver clearance, translating into a long circulation half-life that allows for efficient accumulation in tumors and metastases.

Nanoparticles similar in formulation to ours have an excellent clinical safety record of low toxicity and immunogenicity. Because their iron core is magnetic and visible with magnetic resonance imaging, or MRI, they have the additional benefit of enabling quantification of the particles’ delivery to target organs. Our nanoparticles are functionalized with amino groups to provide stable links to the therapeutic oligonucleotides of interest through covalent bonds. The nanoparticles are coated with dextran, a glucose polymer, to protect the oligonucleotides from degradation and to provide overall stability to the particle.

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

In addition, we have initiated research and development efforts designed to introduce radiotherapy into the delivery of RNA therapeutic payloads using TTX. Two of our programs, TTX-MC138 and TTX-RIGA, are being assessed for radionuclide integration in either a systemically or locally delivered manner for both the treatment and diagnosis of solid tumors.

Advancing new RNA therapies through a modular approach

TransCode’s TTX platform is modular by design. The size, charge, and surface chemistry of the core nanoparticles can be tuned to optimize them for the intended target and their therapeutic load. Also, the therapeutic load can be adapted to the specific approach being developed, ranging from RNA interference, or RNAi, which includes small interfering RNAs, or siRNAs, antisense oligonucleotides, non-coding RNA mimics to mRNA–based cancer vaccines, and Clustered Regularly Interspaced Palindromic Repeats, or CRISPR,–based gene repair and replacement platforms as well as Pattern Recognition Receptors such as retinoic acid inducible gene, or RIG-I.

In September 2021, research conducted by MGH was published in Cancer Nanotechnology, entitled “Radiolabeling and PET-MRI microdosing of the experimental cancer therapeutic, MN-anti-miR10b, demonstrates delivery to metastatic lesions in a murine model of metastatic breast cancer.” This paper reported on an MGH study using a radiolabeled derivative of TTX-MC138 (referred to in the paper as MN-anti-miR10b). In this study, TTX-MC138 was tagged with copper-64, or Cu-64. As a result, highly sensitive and specific quantitative determination of pharmacokinetics and biodistribution, as well as observation of delivery of the Cu-64 labeled TTX-MC138 to metastases, was made in laboratory tests using noninvasive positron emission tomography-magnetic resonance imaging, or PET-MRI. The key results of the study suggest that when injected intravenously, TTX-MC138 accumulates in metastatic lesions. These results suggest that our TTX platform delivers its therapeutic candidate as intended and supports clinical evaluation of TTX-MC138. In addition, the MGH investigation describes a microdosing PET-MRI approach to measure TTX-MC138 biodistribution in cancer patients and its delivery to clinical metastases. (Microdoses are minute, subpharmacologic doses of a test compound, not greater than 100 micrograms.) The capacity to carry out microdosing PET-MRI studies in patients under an exploratory IND, or eIND, application could be important because it has the potential to support additional clinical trials we may propose for FDA consideration. This research, published by Dr. Zdravka Medarova, our Chief Scientific Officer and scientific co-founder, and others describes what we believe is an effective approach to assessing delivery of TTX-MC138 in metastatic cancer patients. Since the PET-MRI technique is sensitive enough to determine the concentration of radiolabeled drug candidate in the sub-picomolar range, microgram quantities of the radiolabeled drug candidate are believed to be sufficient to perform such a study in humans. We believe this capability has significant advantages in the initial phases of drug development. Because the low mass of radiolabeled TTX-MC138 is subtherapeutic, it may inform future clinical trials with this candidate.

Dr. Medarova’s paper suggests that the radiolabeling does not impact tumor cell uptake or the ability of TTX-MC138 to engage its target. The paper also shows that the biodistribution of Cu-64 labeled TTX-MC138, when injected at a microdose, reflects its biodistribution at the level of a therapeutic dose.

These key findings informed the design of our Phase 0 microdose clinical trial with radiolabeled TTX-MC138 which we believe offered numerous potential advantages:

(i)	allowing more precise quantitation of the amount of TTX-MC138 delivered to the metastatic lesions because of the higher sensitivity and quantitative accuracy of positron emission tomography;
(ii)	permitting measurement of the pharmacokinetics and biodistribution of TTX-MC138 not only in the metastatic lesions but in other tissues throughout the body, potentially informing Phase I/II clinical trial designs by allowing us to determine drug candidate uptake and clearance from vital organs;
(iii)	supporting assessment of pharmacokinetic endpoints, potentially informing dosing for clinical trials. Specifically, because of the high sensitivity and quantitative nature of PET-MRI, we obtained information suggesting what drug concentration in the metastatic lesions over time could be which we then could assess relative to the effective dose used in our preclinical studies; and
(iv)	further informing clinical trial designs by allowing patient inclusion in those trials based on the types of metastases that demonstrated accumulation of TTX-MC138 in prior trials.

Because of the benefits we believe accrue from a microdose Phase 0 trial, and reflecting the studies described in Cancer Nanotechnology, our First-in-Human Phase 0 trial was designed to deliver a microdose of our therapeutic candidate.

Results from the microdose trial could also validate delivery generally for our TTX pipeline which potentially opens-up additional relevant RNA targets that have been previously undruggable.

SBIR Award

In April 2021, we received a Fast-Track Small Business Innovation Research award, or SBIR Award, from the National Cancer Institute to provide up to $2,392,845 to fund a two-phased research partnership between us and Massachusetts General Hospital. The program commenced in April 2021 and ended in March 2024. We received SBIR Award funds of $308,861 in May 2021, $1,129,316 in the second year of the award and $870,597 in April 2023 for the third year of the Award. In the SBIR Award application, we proposed performing key translational experiments including IND-enabling and supporting imaging studies using MRI to assess delivery and target engagement of TTX-MC138 in metastatic lesions of breast cancer patients. The experiments were designed to achieve the following aims:

SBIR Phase I:

Aim 1. Optimize a method for measuring miR-10b expression in breast cancer clinical samples.

SBIR Phase II:

Aim 2. File an IND application for TTX-MC138.

Aim 3. Use imaging to determine the uptake of TTX-MC138 by radiologically-confirmed metastases in breast cancer patients.

We believe that we have achieved the first aim which included development and validation of a method for the use of a test called qRT-PCR to measure miR-10b expression in patient blood and tissue samples. The qRT-PCR test is often considered the gold standard for quantifying circulating miRNAs with high sensitivity and specificity and with a wide analytical measurement range. This research-level validated test can be used to identify the level that would be considered a positive expression of miR-10b in samples from metastatic cancer patients. We also believe that we achieved the study’s second aim as we filed an IND application with FDA to support a clinical trial with TTX-MC138 and received FDA Study May Proceed notification for the clinical trial. We have also completed studies proposed in the third aim of the application. We performed imaging in a patient with breast cancer metastatic to bone, lungs, and liver, before and after the patient received a radiolabeled microdose of TTX-MC138. The preliminary results obtained indicated accumulation and retention of TTX-MC138 in the metastatic lesions, a circulation half-life of approximately 20 hours, and drug stability in circulation.

In January 2024, we submitted a Direct-to-Phase II SBIR application to the National Cancer Institute, or NCI, in support of clinical development of TTX-MC138. If awarded, the Direct-to-Phase II SBIR award is expected to provide up to $2 million of non-dilutive funding over two years beginning in the second half of 2024.

In April 2024, we submitted a Fast-Track SBIR to the National Cancer Institute, or NCI, in support of clinical development of TTX-siPDL1. If awarded, the SBIR award is expected to provide up to $2.3 million of non-dilutive funding over two years beginning in the second half of 2024.

Recent Developments

Restructuring

In December 2023, our board of directors approved various actions designed to streamline our operations and reduce our expenses. These included prioritizing, delaying or eliminating certain development activities and reducing headcount by laying-off four employees. This lowered our headcount to 11 employees at December 31, 2023, compared to 19 at December 31, 2022. The main focus of our operations in 2024 and 2025 will be on conducting our Phase 1 clinical trial with TTX-MC138.

As part of the restructuring, Michael Dudley, our President, Chief Executive Officer and Director, resigned his positions with us effective January 13, 2024. Also in connection with the restructuring, Thomas A. Fitzgerald, our Chief Financial Officer and Director, was appointed by our board of directors to the position of President and Interim Chief Executive Officer, effective January 13, 2024. Mr. Fitzgerald will continue to serve as our Principal Financial and Accounting Officer. Dr. Zdravka Medarova was appointed Chief Scientific Officer. Additionally, Dr. Philippe Calais, our Chairman of the Board of Directors, assumed the position of Executive Chairman. In March 2024, we appointed Daniel Vlock, M.D., as our Chief Medical Officer.

Debiopharm Collaboration

On January 29, 2024, we announced that we had entered into a collaboration agreement with Debiopharm, a privately-owned Swiss-based, global biopharmaceutical company aiming to establish tomorrow’s standard-of-care to cure cancer and infectious diseases. Specializing in the manufacturing and development of oncology and antibiotic therapies, Debiopharm entered this research collaboration to test the development of new targeted nucleic acid delivery modalities. As part of the collaboration, TransCode is combining its TTX delivery platform with Debiopharm’s proprietary technologies and expertise in targeted drug delivery to generate constructs designed to provide targeted mRNA delivery to cancer cells. The parties intend to test these constructs both in cancer cells and in tumor-bearing animals.

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

On January 31, 2024, after completion of the January Offering, we received notice from Nasdaq that it had determined that the Company had regained compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) (the Equity Rule) for continued listing on the Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we are subject to a mandatory panel monitor through January 26, 2025. The Nasdaq notice also stated that if, within the one-year monitoring period, the Staff finds us again out of compliance with the Equity Rule that was the subject of the exception, notwithstanding Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and we will have an opportunity to request a new hearing with the initial Hearing Panel or a newly convened Hearing Panel if the initial Panel is unavailable. We will have the opportunity to respond/present to the Hearing Panel as provided by Listing Rule 5815(d)(4)(C). Our securities may at that time be delisted from Nasdaq.

Additionally, on November 7, 2023, we received a letter from the Staff notifying us that for the 30 consecutive business day period between September 26, 2023, through November 6, 2023, our common stock had not maintained a minimum closing bid price of $1.00 per share, or the Minimum Bid Price Requirement, required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). Nasdaq provided us an initial period of 180 calendar days, or until May 6, 2024, or the Compliance Date, to regain compliance with the Minimum Bid Price Requirement. The closing bid price of our common stock has not been above $1.00 for a minimum of 10 consecutive business days since then and on May 7, 2024, we received a letter from the Staff that our common stock is subject to delisting. We have filed a request for a hearing before a Nasdaq Hearing Panel, or the Panel, to appeal the Staff’s delisting determination. The hearing has been scheduled for June 25, 2024. There is no assurance that such appeal will be successful.

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

As further described below, in light of our financial position and our need to raise additional capital, delisting of our common stock from the Nasdaq Capital Market would materially limit our ability to obtain additional equity capital. We may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such restructuring activities, holders of our common stock and other securities will likely suffer a total loss of their investment.

Financial Operations Overview

From inception in January 2016 through approximately mid-2021, we devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting limited research and development activities, and preparing for manufacturing clinical-trial quantities of our lead product candidate. Following our IPO, we have expanded our R&D activities and our company operations. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have not yet completed any clinical trials, obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities. Through March 31, 2024, we had received approximately $51.7 million of net proceeds, primarily from our IPO, other equity financings, our SBIR Award and from borrowings between 2018 and 2020 under convertible promissory notes.

We have incurred significant operating losses since inception. Our net losses were approximately $3.3 million and $18.5 million for the three months ended March 31, 2024, and the year ended December 31, 2023, respectively. At March 31, 2024, we had an accumulated deficit of approximately $49.7 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates for which there is no assurance of occurrence. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

➢	pursue preclinical studies and initiate or advance clinical trials for TTX-MC138;
➢	advance the development of our product candidate pipeline;
➢	continue to develop and expand our proprietary TTX platform to identify additional product candidates;
➢	support partnerships with industry and academic partners;
➢	obtain new intellectual property and maintain, expand and protect our intellectual property portfolio;
➢	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
➢	hire additional quality assurance, clinical, scientific, commercial and administrative personnel to increase our overall knowledge base, scientific expertise, experience and capabilities;
➢	acquire or license additional product candidates or technologies;
➢	expand our infrastructure and facilities to accommodate increased activities and personnel;
➢	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our continued operation as a public company; and incur additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other expenses that we did not incur as a private company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our business strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through sales of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we will likely need to consider additional cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating our development programs, and we may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such future restructuring activities, holders of our common stock and other securities will likely suffer a total loss of their investment.

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

At March 31, 2024, we had cash of approximately $4.9 million. We believe that these funds will be sufficient to fund our operating expenses and capital expenditure requirements into approximately the third quarter of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Impact of Global Economic and Political Developments and the Novel Coronavirus (COVID-19) Pandemic

The development of our product candidates or our operations could be disrupted and materially adversely affected by global economic or political developments. In addition, economic uncertainty in global markets caused by political instability and conflict, such as the ongoing conflicts in Ukraine and the Middle East, and economic challenges caused by global pandemics or other public health events, such as the COVID-19 pandemic and a resurgence of additional variants of COVID-19, may lead to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions. Our business, financial condition and results of operations could be materially and adversely affected by negative impacts on the global economy and capital markets resulting from these global economic conditions and circumstances, particularly if such conditions and circumstances are prolonged or worsen.

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

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of product candidates. We expense research and development costs as incurred, which include:

➢	expenses incurred in performing manufacturing, preclinical and clinical development;
➢	expenses incurred to conduct the manufacturing, preclinical studies and clinical trials related to seeking regulatory approval to market product candidates that have successfully completed clinical trials;
➢	expenses incurred under agreements with contract research organizations, or CROs, conducting drug discovery work, preclinical studies, and clinical trials for us, and with contract manufacturing organizations, or CMOs, engaged to produce preclinical and clinical drug substance and drug product for our research and development activities;
➢	other costs related to acquiring and manufacturing materials in connection with our drug discovery efforts and our preclinical studies, materials for our clinical trials, including manufacturing validation batches, as well as costs related to investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
➢	payments made under third-party licensing, acquisition and option agreements;

➢	personnel-related expenses for research and development personnel, including salaries, benefits, travel and other related expenses, and share-based compensation expense;
➢	costs related to compliance with regulatory requirements; and
➢	allocated facilities costs, including rent and utilities, and depreciation and other facilities or equipment expenses.

We recognize external development costs based on an evaluation of the progress toward completion of specific tasks using information provided to us by our employees, consultants and service providers, including CROs and CMOs. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. Nonrefundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are subsequently expensed as the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

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

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the manufacturing, preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows might commence from or related to any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain due to the numerous risks and uncertainties associated with product development and commercialization, including:

➢	the scope, progress, outcome and costs of our preclinical development activities, clinical trials, manufacturing activities, and other research and development;
➢	the requirement to establish an appropriate safety and efficacy profile in IND-enabling studies;
➢	the timing and terms of regulatory submissions and, if received, approvals to conduct clinical trials;
➢	the number of sites and patients needed to complete clinical trials, the length of time required to enroll suitable patients and complete clinical trials, and the duration of patient follow-ups;
➢	assessment of data generated in clinical trials by us and regulatory agencies;
➢	the timing, receipt and terms of marketing approvals, if any, from applicable regulatory authorities including the FDA and regulators outside the U.S.;
➢	the extent of any post-marketing approval commitments that may be required of us by regulatory authorities;
➢	establishing capabilities, or making arrangements with third-parties, to manufacture the quantities and quality of product we need to conduct pre-clinical studies, clinical trials and manufacturing validation activities in advance of any New Drug Applications that we may submit;
➢	development and timely delivery of clinical-grade and commercial-grade drug formulations as required for use in our clinical trials and for manufacturing validation and regulatory agency review in connection with pursuit, if any, we may undertake for commercial launch of therapeutic candidates that receive marketing approval;
➢	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
➢	significant and changing government regulation;
➢	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
➢	competitive developments;
➢	the impact of any business interruptions on our operations, including on the timing and enrollment of patients in our planned clinical trials, or on operations of our manufacturers, suppliers, or other vendors resulting from the COVID-19 pandemic or similar public health crisis or for any other reason; and
➢	maintaining an acceptable safety profile of our product candidates following approval, if any, of our product candidates.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our R&D activities, prepare for potential commercial activities including possible partnerships for the development or marketing of approved product candidates, if any, and the increased requirements of a larger and publicly-traded company. We also anticipate that we will incur significantly increased accounting, audit, tax, legal, regulatory, compliance and director and officer liability insurance costs as well as investor and public relations expenses associated with operating as a public company. Additionally, if and when we believe regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other personnel-related expenses as we prepare for commercial operations, especially as it relates to the sales and marketing of that product candidate. There is a risk that we could incur the foregoing expenses but not receive the anticipated regulatory approval.

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

Results of operations

The following table summarizes the approximate amounts of our results of operations for the periods indicated:

	Three Months Ended March 31,
	2024	2023	Change

	(in thousands)
Operating Expenses
Research and development	$1,759	$2,591	$(832)
General and administrative	1,530	2,297	(767)
Total operating expenses	3,289	4,888	(1,599)
Operating loss	(3,289)	(4,888)	1,599
Other income (expense)
Grant income	27	79	(52)
Currency exchange gain/(loss)	(55)	—	(55)
Interest income	—	5	(5)
Interest expense	(10)	(13)	3
Total other income (expense)	(38)	71	(109)
Net loss	$(3,327)	$(4,817)	$1,490

Comparison of the three months ended March 31, 2024 and 2023

Research and development expenses

Research and development, or R&D, expenses decreased $832 thousand in the three months ended March 31, 2024, compared to the same period in 2023. The decrease was primarily due to decreased compensation and benefits, materials and supplies, and consulting and purchased services offset in part by increases in IND-enabling testing, clinical trial and related expenses and intellectual property costs.

General and administrative expenses

General and administrative expenses decreased $767 thousand in the three months ended March 31, 2024, compared to the same period in 2023. Decreases occurred in compensation and benefits reflecting the company’s restructuring and temporary reductions in senior management compensation, expenses for professional services, and costs of directors and officers liability insurance offset in part by increases in auditing, accounting and tax services and other costs of being a public company.

Grant Income

Grant income decreased $52 thousand in the three months ended March 31, 2024, compared to the same period in 2023. Grant income was recognized under an NIH grant awarded in April 2021 to fund certain costs to advance our lead therapeutic candidate into clinical trials. The award ended in March 2024.

Interest expense

Interest expense was $10 thousand for the three months ended March 31, 2024, compared to $13 thousand in the same period in 2023. The decrease resulted primarily from lower imputed interest expense charged in connection with our right-of-use asset.

Interest income

Interest income was $0 for the three months ended March 31, 2024, compared to $5 thousand in the same period in 2023. Interest income declined primarily as a result of our lower cash balances.

Currency exchange gain (loss)

Loss on currency exchange for the three months ended March 31, 2024, was $55 thousand.

Cash flows

The following table summarizes the approximate amounts of our cash flows for the periods indicated:

	Three months ended March 31,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(3,937)	$(4,514)
Net cash used in investing activities	(4)	(13)
Net cash provided by financing activities	6,087	1,181
Net change in cash	$2,146	$(3,346)

Comparison of the three months ended March 31, 2024 and 2023

Operating activities

During the three months ended March 31, 2024, we used cash of $3,937 thousand in operating activities compared to $4,514 thousand used in the three months ended March 31, 2023. Cash used in operating activities in 2024 primarily reflected our net loss of $3,304 thousand and a decrease of $684 thousand in accounts payable and accrued expenses, offset in part by increased non-cash charges for share-based compensation expense, amortization of right-of-use asset, and depreciation of $66 thousand, and a reduction in grant receivable of $360 thousand.

Changes in accounts payable and accrued expenses were generally due to the amounts and timing of vendor invoicing and payments.

Investing activities

During the three months ended March 31, 2024, we used cash of $4 thousand in investing activities, primarily for purchases of laboratory and computer equipment, compared to $13 thousand used for such purchases in the three months ended March 31, 2023.

Financing activities

During the three months ended March 31, 2024, we obtained cash of $6,087 thousand (net) from the sale of common stock.

During the three months ended March 31, 2023, we obtained cash of $1,181 thousand (net) from the sale of common stock.

Liquidity and capital resources

Sources of liquidity

Since inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if ever. We have funded our operations to date primarily with proceeds from borrowings under convertible promissory notes, funds from our IPO and other equity financings, and our SBIR Award. Through March 31, 2024, we had received net cash proceeds of approximately $51.7 million from these sources.

At March 31, 2024, we had cash of approximately $4.9 million.

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

The timing and amount of our operating expenditures will depend largely on our ability to, among other things:

➢	advance clinical development of TTX-MC138;
➢	develop validated processes to effectively manufacture, or have manufactured on our behalf, our preclinical and clinical drug materials and for commercial manufacturing of any product candidates that may receive regulatory approval;
➢	seek regulatory approvals for any product candidates that successfully complete clinical trials;
➢	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval and intend to commercialize on our own;
➢	establish collaborations to commercialize any product candidates for which we obtain marketing approval but do not intend to commercialize on our own;
➢	expand our operational, financial and management systems and hire additional personnel, including personnel to support our clinical development, quality control, scientific research, manufacturing and commercialization efforts, our general and administrative activities and our operations as a public company; and
➢	obtain or develop new intellectual property and maintain, expand and protect our intellectual property portfolio.

We believe that our cash of approximately $4.9 million at March 31, 2024, will be sufficient to fund our operating expense and capital expenditure requirements into the third quarter of 2024. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we expect. We do not believe that our existing cash will be sufficient to fund our planned operating and capital expenditures for at least the next 12 months from the date of our financial statements included elsewhere herein. Changed circumstances may also result in the depletion of our capital resources more rapidly than we currently anticipate. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that we will require additional capital for additional research, development, and clinical trials, as we seek regulatory approval of our product candidates, for operations, and for licenses or acquisitions of other product candidates we may choose to pursue. If we receive regulatory approval for TTX-MC138 or other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, all of which will vary depending on where and how we choose to commercialize approved product candidates.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

➢	the scope, progress, outcome and costs of conducting preclinical development activities, clinical trials, and other research and development;
➢	the costs, timing and outcome of regulatory review of our product candidates;

➢	the costs, timing and requirements to manufacture our product candidates to supply our preclinical development efforts and our clinical trials;
➢	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
➢	the costs of manufacturing commercial-grade product meeting quality and regulatory requirements and building inventory of such product to support commercial launch;
➢	the ability to receive non-dilutive funding, including grants from governments, organizations and foundations;
➢	the revenue, if any, received from commercial sales of our products, should any of our product candidates receive marketing approval;
➢	the costs of preparing, filing and prosecuting patent applications, maintaining, expanding and enforcing our intellectual property rights and defending intellectual property-related claims;
➢	the terms of any industry collaborations we may be able to establish;
➢	the extent to which we acquire or license other product candidates and technologies; and
➢	the efficiency with which we operate our business.

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

If we are unable to raise additional funds when needed, we will likely need to consider additional cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating our development programs, and we may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such future restructuring activities, holders of our common stock and other securities will likely suffer a total loss of their investment.

Contractual obligations and commitments

At March 31, 2024, we had future minimum lease payments under one non-cancelable operating lease commitment of approximately $339.4 thousand. We enter into contracts in the normal course of business with CROs, collaborators, CMOs and other third-parties for the manufacture of our product candidates, to support clinical trials and preclinical research studies and testing, and for other purposes. Any payments due upon completion or cancellation of these contracts generally consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation although some agreements provide for termination fees or payments for the balance of the term of the agreement.

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

The term of the agreement is five years or until the studies are completed, whichever is later, unless earlier terminated by either party for a material breach of the collaboration agreement or by MD Anderson as provided in the collaboration agreement.

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

While our significant accounting policies are described in more detail in Note 2 to our financial statements for the three months ended March 31, 2024, elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Research and development expenses

In preparing our financial statements, we are required to estimate our accrued research and development expenses.

We rely to a significant extent on third-parties to conduct preclinical studies, provide materials, manufacture our therapeutic candidate and to provide clinical trial services, including trial conduct, data management, statistical analysis and electronic compilation. At the end of each reporting period, we compare payments made to each service provider to the estimated progress towards completion of the related project. Factors that we consider in preparing these estimates include materials delivered or services provided, milestones achieved, the number of patients enrolled in studies, and other criteria related to the efforts of these vendors. These estimates are subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, we record net prepaid or accrued expenses related to these costs.

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

As of March 31, 2024, we had issued restricted stock and stock options, each with service-based vesting conditions, and recorded share-based compensation expense resulting from those awards as vesting occurred. All shares of restricted stock have vested and there is no further compensation expense to be recorded in connection with restricted stock. We would apply the graded-vesting method to all share-based awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

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

As the warrants issued upon our financings in 2023 and in the three months ended March 31, 2024, meet the criteria for equity classification under ASC 815, those warrants were classified as equity as of March 31, 2024, and December 31, 2023.

Factors that May Affect Future Results

You should refer to Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of important factors that may affect our future results.

Off-balance sheet arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently issued accounting pronouncements

There have not been any recently issued accounting pronouncements that we believe affect our financial position and results of operations for the three months ended March 31, 2024.

Internal control over financial reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed prior to our IPO which remain unremediated. See Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, under the caption, “We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.” In September 2022, we retained an independent consulting firm to assist us improve our control systems and procedures and have recently implemented new software systems designed to enhance our ability to process financial transaction information. There is no assurance that any controls we implement will prevent fraud or enable accurate or timely financial reporting.

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

Information Technology Risks

Our data and computer systems are subject to threats from malicious software codes and viruses, phishing, ransomware, business email compromise attacks, or other cyber-attacks. In July 2021, we were subject to what we believe was a phishing attack. Although we do not believe this incident had a material impact on our business or financial condition, the number and complexity of these threats continue to increase. See Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, under the caption, “We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.” The Company has taken and continues to take steps to mitigate the risk of cyberattacks including enhancing its email screening, engaging with a computer support firm to provide forensics and training services, among other services, and enhancing security protocols for vendor payments. The Company intends to take additional steps to continue to enhance its cybersecurity defenses. Despite steps the Company has taken or may take in the future, there is no assurance that it will not suffer material and adverse consequences as a result of cyberattacks or other computer-based activities. In addition, there is no assurance that any steps we may take will be effective or prevent material adverse effects on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk related to changes in interest rates. At March 31, 2024, and December 31, 2023, our cash was held in checking and savings accounts at major U.S. banks. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our holdings, an immediate 10% change in the interest rate would not materially affect the fair market value of our investments or our financial position or results of operations.

At March 31, 2024, and December 31, 2023, we had no debt outstanding other than liabilities related to the right-of-use asset from our sublease in Newton, Massachusetts. We currently, therefore, are not subject to interest rate risk related to debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Euro, the currency for certain of our major purchases. For the three months ended March 31, 2024, we recognized a loss on foreign currency transactions of $55 thousand recorded as a component of other income (expense) in our statements of operations. An immediate 5% change in the Euro exchange rate would not have a material effect on our results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon such evaluation, and due to the material weakness described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Quarterly Report on Form 10-Q, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective.

Continuing Remediation Efforts

In order to remediate the material weaknesses in our internal control over financial reporting and address the material weaknesses in our accounting processes, we plan to continue to establish more robust accounting policies and procedures, and review adoption of new accounting staff positions and the need for financial statement disclosures. Also, in September 2022, we engaged an independent consulting firm to assist us in determining what personnel are needed, evaluating and improving our accounting processes, and in evaluating new accounting policies, which work is ongoing.

During the three months ended March 31, 2024, we continued to implement steps to address the internal control deficiencies that contributed to the material weaknesses, including the following:

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures taken to date as described above, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any legal proceedings, and we are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results or financial condition except a claim by an investment bank that it is entitled to fees, a claim which the Company rigorously disputes.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023, or our Annual Report, filed with the SEC, as amended and supplemented by the information in our subsequent Quarterly Reports on Form 10-Q or other subsequent filings, together with all of the other information contained in this Quarterly Report, including our unaudited financial statements and the related notes appearing elsewhere in this Quarterly Report, and the risk factors set forth below. The risk factor disclosure in our Annual Report and subsequent Quarterly Reports on Form 10-Q is qualified by the information that is described in this Quarterly Report. Any of these factors could result in a significant or material adverse effect on our business, results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also have a material adverse effect on our business, financial condition or results of operations. You should review the risk factors in our Annual Report and the risk factors discussed below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We could lose our listing on the Nasdaq Capital Market if we do not meet Nasdaq stockholders’ equity requirement or if the closing bid price of our common stock does not increase. The loss of our Nasdaq listing would in all likelihood make our common stock significantly less liquid and adversely affect its value.

Nasdaq Listing Rule 5550(b)(1) requires that companies listed on the Nasdaq Capital Market, or the Exchange, maintain stockholders’ equity of at least $2,500,000, or the Stockholders’ Equity Requirement. We had not met this requirement until January 22, 2024, but there is no assurance that we will be able to continue to meet this requirement in the future.

Additionally, Nasdaq Listing Rule 5550(a)(2) requires that shares of a company listed on Nasdaq maintain a minimum closing bid price of $1.00 per share, or the Minimum Bid Price Requirement. The bid price of our shares did not meet this requirement as of May 6, 2024, the date by which Nasdaq required that we regain compliance with the Minimum Bid Price Requirement, or the Compliance Date. On May 7, 2024, the Staff issued us a letter informing us because our shares did not meet the Minimum Bid Price Requirement, we are subject to delisting unless we elect to appeal to a Hearing Panel. We have submitted a request to Nasdaq for a Panel Hearing which has been scheduled for June 25, 2024. There is no assurance that our appeal will be successful.

Upon a delisting from the Nasdaq Capital Market, our stock would likely be traded in the over-the-counter inter-dealer quotation system, more commonly known as the OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the securities exchanges, such as the Nasdaq Capital Market, or, together, Exchange-listed stocks. Many OTC stocks trade less frequently and in smaller volumes than Exchange-listed stocks. Accordingly, our stock would be less liquid than it would be otherwise. Also, prices of OTC stocks are often more volatile than Exchange-listed stocks. Additionally, institutional investors are usually prohibited from investing in OTC stocks, and it would likely be more challenging to raise capital when needed.

We have identified conditions and events that raise substantial doubt about our ability to continue operations in the near-term. We may need to seek an in-court or out-of-court restructuring of our liabilities.

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of March 31, 2024, we had cash of approximately $4.9 million. We do not believe that this cash will enable us to fund our operating expenses and capital requirements beyond the third quarter of 2024. We will need to raise additional capital to continue as a going concern. The failure to obtain sufficient additional funds on commercially acceptable terms to fund our operations and satisfy our obligations to creditors may have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations in the near-term. We will likely need to consider additional cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating our development programs, and we may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such future restructuring activities, holders of our common stock and other securities will likely suffer a total loss of their investment.

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

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of TransCode Therapeutics, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 2023, filed on April 1, 2024).

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of TransCode Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 16, 2024).

4.1	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 17, 2024).

4.2	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 18, 2024).

4.3	Form of Placement Agent's Warrant (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 17, 2024).

10.1

Separation Agreement, dated January 10, 2024, by and between TransCode Therapeutics, Inc. and Robert Michael Dudley (Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on January 16, 2024).

10.2	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 18, 2024).

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1**

Certification of principal executive officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2**

Certification of principal financial officer pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

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

TRANSCODE THERAPEUTICS, INC.

Date: May 15, 2024	/s/ Thomas A. Fitzgerald
Thomas A. Fitzgerald
Interim Chief Executive Officer; Chief Financial Officer
(Principal Financial and Accounting Officer)