Form 10-Q
period 2024-06-30
Transcode Therapeutics, Inc.
filed 2024-08-14
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________

FORM 10-Q

____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

At August 9, 2024, the registrant had 17,265,658 shares of Common Stock, $0.0001 par value per share, outstanding.

TRANSCODE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our cash position, our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources, our need for additional financing and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
●	a potential delisting of our common stock from trading on the Nasdaq Capital Market;
●	our ability to continue as a going concern;
●	the results and timing of our preclinical and clinical trial activities, including but not limited to our ability to enroll a sufficient number of patients timely to advance our clinical trials;
●	our ability to expand our therapeutic candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
●	the therapeutic benefits, effectiveness and safety of our therapeutic candidates;
●	our ability to receive regulatory approval for our therapeutic candidates in the United States, Europe and other geographies;
●	the expected regulatory approval pathway for our therapeutic candidates;
●	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
●	our reliance on third parties for the planning, conduct, management and monitoring of clinical trials, for the manufacture of clinical drug supplies and drug product meeting our specifications, and for other requirements;
●	our estimates of the size and characteristics of the markets that may be addressed by our therapeutic candidates;
●	market acceptance of our therapeutic candidates that are approved for marketing in the United States or other countries;
●	our ability to successfully commercialize our therapeutic candidates, if approved for marketing;
●	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our therapeutic candidates have been developed to treat;
●	our ability to utilize our proprietary technological approach to develop and commercialize our therapeutic candidates;
●	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
●	our ability to protect our own or in-licensed intellectual property and operate our business without infringing the intellectual property rights of others;
●	our ability to attract, retain and motivate key personnel;
●	our ability to generate revenue and become profitable;
●	the impact of natural disasters, global pandemics (including further outbreaks of existing strains of COVID-19 or new variants of the virus), armed conflicts and wars, labor disputes, lack of raw materials or

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCODE THERAPEUTICS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$3,354,551	$2,767,598
Prepaid expenses and other current assets	1,031,870	1,687,846
Total current assets	4,386,421	4,455,444
Property and equipment, net of depreciation	64,581	120,707
Right-of-use asset, net of amortization	261,730	481,694
Security deposit	111,856	111,856
Total assets	$4,824,588	$5,169,701
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,275,068	$3,051,259
Deferred grant income	—	27,057
Short-term lease liability	227,246	412,280
Total current liabilities	3,502,314	3,490,596
Long-term lease liability	—	38,291
Total liabilities	3,502,314	3,528,887
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000,000 shares authorized at June 30, 2024, and December 31, 2023; -0- shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock – $0.0001 par value, 290,000,000 shares authorized at June 30, 2024, and December 31, 2023; 7,265,658 and 627,448 shares issued and outstanding at June 30, 2024, and December 31, 2023, respectively	727	63
Additional paid-in capital	56,255,517	48,057,095
Accumulated deficit	(54,933,970)	(46,416,344)
Total stockholders’ equity	1,322,274	1,640,814
Total liabilities and stockholders’ equity	$4,824,588	$5,169,701

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$3,081,577	$2,965,910	$4,840,597	$5,557,260
General and administrative	2,032,339	2,157,083	3,562,301	4,453,416
Total operating expenses	5,113,916	5,122,993	8,402,898	10,010,676
Operating loss	(5,113,916)	(5,122,993)	(8,402,898)	(10,010,676)

Other income (expense)
Grant income	—	788,937	27,057	868,345
Currency exchange gain (loss)	(72,594)	—	(127,943)	—
Interest income	178	246	346	5,017
Interest expense	(4,482)	(7,843)	(14,188)	(21,272)
Total other income (expense)	(76,898)	781,340	(114,728)	852,090
Net loss	$(5,190,814)	$(4,341,653)	$(8,517,626)	$(9,158,586)

Basic and diluted net loss per share
Net loss	$(5,190,814)	$(4,341,653)	$(8,517,626)	$(9,158,586)
Weighted-average common shares outstanding	7,051,123	30,494	6,096,761	24,544
Net loss per share	$(0.74)	$(142.38)	$(1.40)	$(373.15)

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Six months ended June 30, 2024
Balance, December 31, 2023	627,448	$63	$48,057,095	$(46,416,344)	$1,640,814
Net loss	—	—	—	(3,326,812)	(3,326,812)
Issuances of common stock, net	5,180,605	518	6,086,623	—	6,087,141
Share-based compensation	—	—	183,152	—	183,152
Balance, March 31, 2024 (unaudited)	5,808,053	581	54,326,870	(49,743,156)	4,584,295
Net loss	—	—	—	(5,190,814)	(5,190,814)
Issuances of common stock, net	1,457,605	146	785,052	—	785,198
Share-based compensation	—	—	1,143,595	—	1,143,595
Balance, June 30, 2024 (unaudited)	7,265,658	$727	$56,255,517	$(54,933,970)	$1,322,274

Six months ended June 30, 2023
Balance, December 31, 2022	16,222	$2	$31,110,943	$(27,870,249)	$3,240,696
Net loss	—	—	—	(4,816,934)	(4,816,934)
Issuances of common stock, net	3,558	—	1,180,686	—	1,180,686
Share-based compensation	—	—	158,760	—	158,760
Balance, March 31, 2023 (unaudited)	19,780	2	32,450,389	(32,687,183)	(236,792)
Net loss	—	—	—	(4,341,653)	(4,341,653)
Issuances of common stock, net	28,987	3	6,495,421	—	6,495,424
Share-based compensation	—	—	175,484	—	175,484
Balance, June 30, 2023 (unaudited)	48,767	$5	$39,121,294	$(37,028,836)	$2,092,463

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,517,626)	$(9,158,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64,517	60,610
Amortization of right-of-use asset	219,964	177,180
Share-based compensation expense	1,326,747	334,244
Changes in assets and liabilities:
Prepaid expenses and other current assets	655,976	730,296
Accounts payable and accrued expenses	223,809	(1,167,452)
Deferred grant income	(27,057)	81,747
Grants receivable	—	360,229
Security deposit	—	(111,856)
Operating lease liability	(223,325)	(211,664)
Net cash used in operating activities	(6,276,995)	(8,905,252)
Cash flows from investing activities:
Purchase of equipment	(8,391)	(31,003)
Net cash used in investing activities	(8,391)	(31,003)
Cash flows from financing activities:
Net proceeds from sales of common stock	6,872,339	7,676,109
Payments of deferred offering costs	—	(135,797)
Net cash provided by financing activities	6,872,339	7,540,312
Net change in cash	586,953	(1,395,943)
Cash, beginning of period	2,767,598	4,968,418
Cash, end of period	$3,354,551	$3,572,475
Supplemental disclosure of cash flow
Cash paid during the period for:
Interest related to insurance premium payment plan	$7,079	$9,224
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$874,957

The accompanying notes are an integral part of these unaudited financial statements.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2024

(Unaudited)

(1)   Nature of Business and Liquidity

TransCode Therapeutics, Inc. (the “Company” or “TransCode”) was incorporated on January 11, 2016, under the laws of the State of Delaware. TransCode is a biopharmaceutical company focused primarily on developing and commercializing innovative drugs for treating and identifying cancer. TransCode commenced its first clinical trial in August 2023. The Company’s lead therapeutic candidate, TTX-MC138, comprises an oligonucleotide conjugated to an iron oxide nanoparticle designed to be administered by infusion to inhibit the ability of metastatic tumor cells to survive. The goal of the therapy, if approved, is to achieve durable disease regression and long-term patient survival.

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

For the six months ended June 30, 2024, net cash used in operating activities was approximately $6.3 million and the Company’s net loss was approximately $8.5 million. As of June 30, 2024, the Company had an accumulated deficit of approximately $54.9 million and approximately $3.4 million in cash.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2024

(Unaudited)

The Company plans to continue development of its lead therapeutic candidate and other candidates, and explore strategic partnerships. Management believes that current cash is sufficient to fund operations and capital requirements into late 2024, but does not believe that existing cash will be sufficient to fund requirements for a full 12 months from the date of these financial statements.

To support continued operations, the Company will require additional capital; however, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. Through June 30, 2024, the Company’s primary source of capital was from the sale of equity securities, previous sales of convertible promissory notes and funds received under an SBIR Award from April 2021 through March 2024. For the foreseeable future, the Company plans to fund its operations by continuing to raise additional capital, primarily through sales of equity or debt, and from funds that may be awarded under government and other grants.

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

The interim financial statements included herein are unaudited. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, these financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company at June 30, 2024, its results of operations for the three and six months ended June 30, 2024 and 2023, and its cash flows for the six months ended June 30, 2024 and 2023. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023, and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

June 30, 2024

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

The Company’s financial instruments at June 30, 2024, and December 31, 2023, included cash, prepaid expenses and other current assets, right-of-use asset, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability. Cash is reported at fair value. The recorded carrying amount of prepaid expenses and other current assets, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability approximate their fair value due to their short-term or fixed arrangements nature.

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

June 30, 2024

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

June 30, 2024

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

June 30, 2024

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

June 30, 2024

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

As the warrants issued upon Company financings in 2023 and in the six months ended June 30, 2024, meet the criteria for equity classification under ASC 815, those warrants were classified as equity as of June 30, 2024, and December 31, 2023.

(p) Recent Accounting Pronouncements

Accounting pronouncements issued but not effective until after June 30, 2024, are not expected to have a significant effect on the Company’s financial condition, results of operations, or cash flows.

In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The purpose of the amendment is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect the amendments in ASU 2023-07 will have on its segment disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 modifies the rules on income tax disclosures to require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect the amendments in ASU 2023-09 will have on its tax disclosures.

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

June 30, 2024

(Unaudited)

Level 3:   Unobservable inputs which are supported by little or no market activity with values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of the dates of the Company’s balance sheets herein. The carrying amount of cash, prepaid expenses and other current assets, right-of-use asset, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability approximated their fair value due to their short-term or fixed arrangements nature.

(4)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2024	2023
Prepaid operating expenses	$76,914	$116,607
Contract manufacturers and research organizations	511,230	717,686
Insurance premiums	21,234	431,061
Prepaid FICA	422,492	422,492
	$1,031,870	$1,687,846

(5)   Property and Equipment

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2024	2023
Laboratory and computer equipment	$392,441	$384,050
Less accumulated depreciation	(327,860)	(263,343)
Total property and equipment, net	$64,581	$120,707

Depreciation expense for the three months ended June 30, 2024 and 2023, was $32,354 and $30,970, respectively, and $64,517 and $60,610, respectively, for the six months ended June 30, 2024 and 2023.

(6)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2024	2023
Professional and general consulting fees	$1,164,435	$375,550
R&D-related – CMOs, CROs, supplies, equipment and consulting	1,434,671	1,260,578
General expenses	252,686	295,508
Insurance premiums	75,114	400,236
Payroll and benefits	191,532	589,404
Accrued license payments	156,630	129,983
	$3,275,068	$3,051,259

At June 30, 2024, and December 31, 2023, the Company’s outstanding payables to CROs or CMOs included above were $1,288,720 and $1,020,875, respectively.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2024

(Unaudited)

See Note 8 for further information regarding the accrued license payments.

(7)  Grant Income

In April 2021, the Company received a Fast-Track Small Business Innovation Research, or SBIR, Award from the National Cancer Institute of the National Institutes of Health (the “NIH”). The Award was for up to $2,392,845 over three years to fund a two-phased research partnership between the Company and Massachusetts General Hospital. In May 2021, the Company received first-year funding of $308,861. In May 2022, second-year funding of $1,129,316 was made available to the Company. In April 2023, the Company received funding of $870,684 for the third year of the SBIR Award. Income under the grant was recognized as work under the grant was completed. The Company recognized grant income of $0 and $788,937 for the three months ended June 30, 2024 and 2023, respectively, and $27,057 and $868,345, respectively, for the six months ended June 30, 2024 and 2023. The Company recorded grant income receivable of $0 at both June 30, 2024, and December 31, 2023. The Company had deferred grant income of $0 and $27,057 at June 30, 2024, and December 31, 2023, respectively.

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

Operating Lease

Prior to February 1, 2023, the Company had no operating leases with maturities greater than one year. In December 2022, the Company signed an agreement to sublease 4,837 square feet of laboratory and office space in Newton, Massachusetts, from another biopharmaceutical company. The Company considers this sublease an operating lease with estimated right-of-use assets and lease liabilities of approximately $0.9 million recorded upon lease commencement on February 1, 2023. The sublease has a term of 24 months. The base monthly rent was $37,285 during the first 12 months of the lease and is $38,403 in the second 12 months. In addition, the Company is responsible for its share of operating expenses, real estate taxes, and utilities based on the actual costs of these items.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2024

(Unaudited)

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the six months ended June 30, 2024. The Company does not recognize any variable lease costs or short-term lease costs in connection with the operating lease.

Three Months
Ended
Operating Leases	June 30, 2024
Weighted average remaining lease term (years)	0.6
Weighted average discount rate	3.6%

Year ending December 31,
2024	$192,029
2025	38,291
Total undiscounted lease payments	230,320
Imputed interest	(3,074)
Lease liability	$227,246

Rent expense for the three months ended June 30, 2024 and 2023, was $38,480 and $188,906, respectively, and $147,964 and $337,881, respectively, for the six months ended June 30, 2024 and 2023.

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

At June 30, 2024, and December 31, 2023, no milestone events had been achieved.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2024

(Unaudited)

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

Accrued License Obligations

At June 30, 2024, and December 31, 2023, the Company had accrued $156,630 and $129,983, respectively, in license payments under the foregoing arrangements included in accounts payable and accrued expenses.

(c)	Collaboration Agreement

On July 29, 2022, the Company signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, the Company anticipates making certain expenditures with respect to Phase I and Phase II clinical trials in part through MD Anderson as a clinical site. MD Anderson will also provide preclinical work under the collaboration. The details of clinical and preclinical work are to be mutually agreed by the parties prior to commencing work. Payments to MD Anderson are initially recorded as Prepaid Expenses. As work under the collaboration is performed by MD Anderson, the Company records research and development costs in its statements of operations. The Company has committed to fund up to $10 million over the term of the collaboration. Of this amount, the initial payment schedule called for $500,000 to be paid within the first year of which $250,000 was paid. Subsequent payments were scheduled to be $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. The $250,000 first payment made by the Company to MD Anderson was recorded as a Prepaid Expense pending such time as payments under the collaboration become due. The Company is currently in negotiations with MD Anderson regarding committed upcoming payments as a result of changes in personnel at MD Anderson and in planned work. There is no assurance regarding the outcome of discussions with MD Anderson. Total expenses incurred under the arrangement for the three and six months ended June 30, 2024 and 2023, were $0 in all periods. The arrangement expires on the later of July 29, 2027, or when the last active study is completed.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2024

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

The Company may from time to time be subject to claims by others under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. At June 30, 2024, and December 31, 2023, the Company did not know of any claims or actions pending against it or threatened, the ultimate disposition of which could have a material adverse effect on its results of operations or financial condition except a claim by an investment bank made in September 2023 that it is entitled to fees, a claim which the Company rigorously disputes.

(f)	Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that require the Company, among other things, to indemnify the parties against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any costs as a result of payments required by such indemnifications. The Company is not aware of any indemnification arrangements that could have a material adverse effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements, as of June 30, 2024, and December 31, 2023.

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

The Company’s Certificate of Incorporation, originally filed on January 11, 2016, was amended on April 15, 2020, to increase the number of shares of common stock authorized and to authorize the issuance of preferred stock. The Company’s Certificate of Incorporation was further amended and restated on April 27, 2021, on May 22, 2023, to effect a reverse split (the 2023 Reverse Split), and on January 16, 2024, to effect the 2024 Reverse Split. The total number of shares which the Company is authorized to issue is 300,000,000, each with a par value of $0.0001 per share. Of these shares, 290,000,000 shall be common stock and 10,000,000 shall be preferred stock. At June 30, 2024, and December

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2024

(Unaudited)

31, 2023, the Company had 7,265,658 and 627,448 shares of common stock issued and outstanding, respectively. The preferred stock is undesignated; no shares of preferred stock have been issued.

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

On June 6, 2023, the Company entered into a Securities Purchase Agreement with a purchaser named therein pursuant to which the Company sold 2,475 shares of common stock, 47,525 pre-funded warrants (“PFWs”), together with accompanying 50,000 Series A-1 Warrants to purchase common stock (the “Series A-1 Warrants”), and 50,000 Series A-2 Warrants to purchase common stock (the “Series A-2 Warrants”) in a registered direct offering at a purchase price of $140.00 per share (or $139.60 per PFW) (the “June RDO”). The Series A-1 Warrants and the Series A-2 Warrants are identical in all material respects. The Series A-1 Warrants and Series A-2 Warrants became exercisable commencing June 9, 2023, and are exercisable for three years at an exercise price of $130.00 per share. Net proceeds from the June RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $6.1 million. The PFWs sold in the June RDO were exercisable at an exercise price of $0.40 per share. All the PFWs sold in the June RDO were exercised prior to June 30, 2024. See Note 10.

In connection with the June RDO, the Company also issued the placement agent warrants to purchase up to 3,500 shares of common stock (the “June Placement Agent Warrants”). The June Placement Agent Warrants became exercisable commencing June 9, 2023, expire three years following the date of sale and have an exercise price per share of $175.00. See Note 10.

On September 26, 2023, the Company entered into an underwriting agreement with ThinkEquity LLC, as underwriter, pursuant to which it issued and sold 17,500 shares of common stock and 404,075 PFWs, including the partial exercise of the underwriter’s over-allotment option, in a public offering at a purchase price of $20.40 per share (or $20.00 per PFW) (the “September Offering”). The overallotment option provided the underwriter the right to purchase up to 58,480 shares or PFWs during the 45 days following the September Offering. The underwriter exercised the overallotment option to purchase 8,348 shares. The terms of the sale of shares or PFWs in the September Offering also applied to purchases made by the underwriter through exercises of the overallotment option. At June 30, 2024, all September Offering PFWs had been exercised. Net proceeds from the September Offering, after deducting underwriting discounts, commissions and fees paid to the underwriter and other offering expenses, were approximately $6.7 million.

In connection with the September Offering, the Company also issued warrants to the underwriter to purchase up to 21,496 shares of common stock (the “September Underwriter Warrants”). The September Underwriter Warrants become exercisable commencing 180 days after issuance, expire five years following the date of sale and have an exercise price of $25.50 per share. See Note 10.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2024

(Unaudited)

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

On January 22, 2024, the Company closed an offering under a Securities Purchase Agreement with certain purchasers named therein pursuant to which the Company sold 428,924 shares of common stock, 5,513,699 pre-funded warrants (“PFWs”), and 11,885,246 Warrants to purchase common stock (the “January 2024 Warrants”), in a registered direct offering at a purchase price of $1.22 per share (or $1.21 per PFW) (the “January 2024 RDO”). The January 2024 Warrants became exercisable commencing on issuance and are exercisable for three and one-half years from the date of issuance at an exercise price of $1.22 per share. Net proceeds from the January 2024 RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $6.1 million. The PFWs sold in the January 2024 RDO were exercisable at an exercise price of $0.01 per share. All of the PFWs sold in the January 2024 RDO were exercised prior to June 30, 2024, and 643,605 January 2024 Warrants were exercised in May 2024. In connection with the January 2024 RDO, the Company also issued the placement agent warrants to purchase up to 356,558 shares of common stock (the “January 2024 Placement Agent Warrants”). The January 2024 Placement Agent Warrants became exercisable on issuance, expire three and one-half years following the date of sale and have an exercise price per share of $1.525. See Note 10.

(b)Common Stock

i.	Dividends

Subject to the rights of holders of any preferred stock, holders of common stock are entitled to receive dividends as may be declared from time to time by the Board. No cash dividends were declared or paid during the three and six months ended June 30, 2024, nor at any other time through the date of these financial statements.

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

(10) Warrants

In connection with the IPO, the Company granted the underwriters warrants (the “IPO Underwriter Warrants”) to purchase up to 391 shares of Company common stock at an exercise price of $4,000.00 per share, which amount is 125% of the initial public offering price. The IPO Underwriter Warrants have a five-year term and were not exercisable prior to January 9, 2022. All of the IPO Underwriter Warrants were outstanding at June 30, 2024. The Company accounts for these warrants as a component of stockholders’ equity.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2024

(Unaudited)

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

In connection with the September Offering, the Company issued 404,075 PFWs, at a purchase price of $20.00 per PFW. Each of these PFWs was exercisable at $0.40 per share. All the September Offering PFWs were exercised prior to the date of these financial statements. The Company also issued warrants to the underwriter to purchase up to 21,079 shares of common stock. The September Underwriter Warrants become exercisable commencing 180 days after issuance, expire five years following the date of sale and have an exercise price per share of $25.50. On October 5, 2023, the underwriter partially exercised its overallotment option to purchase an additional 8,348 shares of common stock. As a result of the partial overallotment exercise, the Company also issued an additional 417 September Underwriter Warrants to the underwriter. The Company accounts for these warrants as a component of stockholders’ equity.

The December Placement Agent Warrants became exercisable on issuance, expire five years after issuance, and have an exercise price per share of $12.10 per share. The Company accounts for these warrants as a component of stockholders’ equity.

In connection with the January 2024 RDO, the Company issued 11,885,246 January 2024 Warrants, 5,513,699 PFWs with no expiration date exercisable at $0.01 per share, and 356,558 January 2024 Placement Agent Warrants. The January 2024 Warrants became exercisable commencing on issuance and are exercisable for three and one-half years from the date of issuance at an exercise price of $1.22 per share. All the PFWs sold in the January 2024 RDO, and 643,605 January 2024 Warrants were exercised prior to the date of these financial statements. The January 2024 Placement Agent Warrants became exercisable on issuance, expire three and one-half years following the date of sale and have an exercise price per share of $1.525. The Company accounts for these warrants as a component of stockholders’ equity.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2024

(Unaudited)

The following table summarizes the Company’s outstanding or issuable warrants at June 30, 2024:

	Number	Exercise Price
Description	of Shares	Per Share
IPO Underwriter Warrants	391	$4,000
February Placement Agent Warrants	249	527
Consultant Warrants	156	400
Series A-1 warrants	50,000	130.00
Series A-2 warrants	50,000	130.00
June Placement Agent Warrants	3,500	175.20
September Underwriter Warrants	21,496	25.50
December Placement Agent Warrants	7,500	12.10
January 2024 Common Stock Purchase Warrants	11,241,641	1.22
January 2024 Placement Agent Warrants	356,557	1.525

(11) Share-Based Compensation

In April 2020, the Board approved the TransCode Therapeutics, Inc. 2020 Stock Option and Incentive Plan (the “2020 Plan”) providing for the issuance of options or other awards to purchase up to 3,791 shares of the Company’s common stock. The Board determined not to make any further awards under the 2020 Plan following the closing of the IPO. In March 2021, the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”) was approved by the Company’s Board and stockholders and became effective upon the effectiveness of the IPO. The 2021 Plan initially provided for the issuance of options or other awards to purchase up to 6,250 shares of the Company’s common stock. The number of options or other awards available under the 2021 Plan increased 807 shares in January 2022; 811 shares in January 2023; 31,372 shares in January 2024; and 3,000,000 shares in June 2024.

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

Of options awarded under the 2021 Plan, 1,933,851 were outstanding at June 30, 2024.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2024

(Unaudited)

At June 30, 2024, there were 1,942 options outstanding under the 2020 Plan that were vested and exercisable and 1,209,741 options outstanding under the 2021 Plan that were vested and exercisable. Information about options to purchase common stock of the Company under both Plans is as follows:

		Weighted
		average	Weighted
		exercise	average
	Number of	price	contractual
	shares	per share	term (years)
Outstanding at December 31, 2022	3,771	$592.00	5.3
Granted	2,911	226.88	6.4
Exercised	—	—	—
Forfeited	(393)	459.02	—
Outstanding at December 31, 2023	6,289	419.58	3.7
Granted	1,930,036	1.20	6
Exercised	—	—	—
Forfeited	(683)	662.88	—
Outstanding at June 30, 2024	1,935,642	$2.43	9.9

The intrinsic value of the outstanding options as of June 30, 2024, was $0.

Option Valuation

Options to purchase 1,930,036 shares of common stock were granted in the six months ended June 30, 2024. The assumptions that the Company used to determine the grant-date fair value of options granted in the six months ended June 30, 2024, and the year ended December 31, 2023, were as follows:

	Six months ended	Year ended
	June 30, 2024	December 31, 2023
Risk-free interest rate	4.4%	4.01% - 4.72%
Expected term (in years)	6.0	6.0
Expected volatility	128.8%	100.6% - 100.8%
Expected dividend yield	—	—
Fair value per share of underlying stock	$1.06 - $1.08	$226.80 - $238.80

The Company recorded share-based compensation expense of $1,143,595 and $1,326,747 during the three and six months ended June 30, 2024, respectively, and $175,484 and $334,244 during the three and six months ended June 30, 2023, respectively. Share-based compensation in all periods was entirely related to stock options. The remaining share-based compensation expense to be recognized in the future is $1,141,684 over approximately 1.4 years.

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

(13) Net Loss per Share

The Company reported net losses for the three and six months ended June 30, 2024 and 2023. Reported basic and diluted net loss per share attributable to common stockholders are the same for each period because shares issuable in

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2024

(Unaudited)

connection with Contingent Securities have been excluded from the computation of diluted weighted-average shares outstanding. The effect of their inclusion would have been antidilutive.

In accordance with ASC 260-10-45-13, a pre-funded, or penny, warrant is an instrument that requires the holder to pay little or no consideration to receive the shares upon exercise of the warrant. Since the shares underlying the PFWs are issuable for little or no consideration, the Company considered them outstanding in the context of basic earnings per share.

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic and diluted net loss per share
Net loss	$(5,190,814)	$(4,341,653)	$(8,517,626)	$(9,158,586)
Weighted-average common shares outstanding	7,051,123	30,494	6,096,761	24,544
Net loss per share	$(0.74)	$(142.38)	$(1.40)	$(373.15)

(14) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three and six months ended June 30, 2024 and 2023. The Company has recorded a full valuation allowance against its net deferred tax assets at June 30, 2024, and December 31, 2023, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. Accordingly, the benefit of the net operating loss that would have been recognized in the three and six months ended June 30, 2024 and 2023, was fully offset by changes in the valuation allowance.

At June 30, 2024, and December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

(15) Subsequent Events

For its financial statements at June 30, 2024, the Company evaluated subsequent events through August 14, 2024, the date on which those financial statements were issued, and determined that there were none for which recognition or disclosure is warranted except:

On July 22, 2024, the Company entered into a Placement Agency Agreement with ThinkEquity LLC pursuant to which the Company sold 10,000,000 shares of common stock in a best efforts public offering at a purchase price of $0.30 per share (the “July 2024 Offering”). Net proceeds from the July 2024 Offering, after deducting fees payable to the placement agent and other offering expenses, were approximately $2.4 million. In connection with the July 2024 Offering, the Company also issued to the placement agent warrants to purchase 500,000 shares of common stock (the “July Placement Agent Warrants”). The July Placement Agent Warrants become exercisable January 18, 2025, expire July 22, 2029, and have an exercise price per share of $0.375 per share. The addition of the net proceeds from the July 2024 Offering resulted in pro forma stockholders’ equity of approximately $3.7 million at June 30, 2024.

On August 13, 2024, the Company received a letter from the Nasdaq Stock Market (“Nasdaq”) Staff notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(a)(2), requiring that a company maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”) during the 30 consecutive business days prior to such date. As a result, the shares of the Company’s common stock are subject to delisting from The Nasdaq Capital Market. Normally, a company would be afforded a 180-calendar day period to demonstrate

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2024

(Unaudited)

compliance with the Minimum Bid Price Requirement. However, pursuant to Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for any compliance period specified in Rule 5810(c)(3)(A) because the Company effected two reverse stock splits over the prior two-year period with a cumulative ratio of more than 250 shares to one. The Company has the right until August 20, 2024, to appeal the Staff’s determination to a Hearings Panel (the “Panel”). A hearing request will stay the suspension of the Company’s securities during which time the Company expects that its stock would remain listed pending the Panel’s decision. There can be no assurance that, if the Company does appeal the Staff’s determination to the Panel, such appeal would be successful.

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

We have developed a design engine to customize the development of targeted therapeutics that is modular at both the levels of the core nanoparticle and the therapeutic loading. The size, charge, and surface chemistry of the core iron oxide nanoparticle is designed so that it can be tuned to optimize the particles for the intended target and therapeutic load. The therapeutic load is designed to consist of synthetic oligonucleotides and other molecular moieties that can be adapted to the specific approach being developed. The approach can range from RNA interference, or RNAi, including small interfering RNAs, antisense oligonucleotides, and non-coding RNA mimics to mRNA-based cancer vaccines, CRISPR-based gene repair and replacement platforms, and Pattern Recognition Receptors such as RIG-I. We believe the TTX platform can further be used for developing targeted radiolabeled therapeutics and diagnostics and other custom products targeting known and novel biomarkers and other genetic elements as they are discovered and validated.

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

TTX Delivery System

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

Our TTX delivery platform is also designed to minimize early kidney and liver clearance, which we expect to translate into a long circulation half-life that allows for efficient accumulation in tumors and metastases.

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

In September 2021, research conducted by MGH was published in Cancer Nanotechnology, entitled “Radiolabeling and PET-MRI microdosing of the experimental cancer therapeutic, MN-anti-miR10b, demonstrates delivery to metastatic lesions in a murine model of metastatic breast cancer.” This paper reported on an MGH study using a radiolabeled derivative of TTX-MC138 (referred to in the paper as MN-anti-miR10b). In this study, TTX-MC138 was tagged with copper-64, or Cu-64. As a result, highly sensitive and specific quantitative determination of pharmacokinetics and biodistribution, as well as observation of delivery of the Cu-64 labeled TTX-MC138 to metastases, was made in laboratory tests using noninvasive positron emission tomography-magnetic resonance imaging, or PET-MRI. The key results of the study suggest that when injected intravenously, TTX-MC138 accumulates in metastatic lesions. These results suggest that our TTX platform delivers its therapeutic candidate as intended and support clinical evaluation of TTX-MC138. In addition, the MGH investigation describes a microdosing PET-MRI approach to measure TTX-MC138 biodistribution in cancer patients and its delivery to clinical metastases. (Microdoses are minute, subpharmacologic doses of a test compound, not greater than 100 micrograms.) The capacity to carry out microdosing PET-MRI studies in patients under an exploratory IND, or eIND, application could be important because they have the potential to support additional clinical trials we may propose for FDA consideration. The research described in this paper, published by Dr. Zdravka Medarova, our Chief Scientific Officer and scientific co-founder, and others, describes what we believe is an effective approach to assessing delivery of TTX-MC138 in metastatic cancer patients. Since the PET-MRI technique is sensitive enough to determine the concentration of radiolabeled drug candidate in the sub-picomolar range, microgram quantities of the radiolabeled drug candidate are believed to be sufficient to perform such a study in humans. We believe this capability has significant advantages in the initial phases of drug development. Because the low mass of radiolabeled TTX-MC138 is subtherapeutic, it may inform future clinical trials with this candidate.

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

In April 2024, we submitted a Fast-Track SBIR to the NCI in support of clinical development of TTX-siPDL1. If awarded, the SBIR award is expected to provide up to $2.3 million of non-dilutive funding over two years beginning in the second half of 2024.

Recent Developments

Phase 0 Clinical Trial Results

Administration of TTX-MC138 previously demonstrated complete regression of metastatic disease in a number of mouse models of pancreatic and breast cancer. In addition, TTX-MC138 was successfully delivered and demonstrated bioactivity in a case study of spontaneous feline mammary carcinoma. These results supported our decision to advance TTX-MC138 into clinical development.

Our first clinical trial, a Phase 0 trial, was designed as an open-label, single-center, study intended to demonstrate delivery of a single microdose of radiolabeled TTX-MC138 (a microdose is less than 100 micrograms) to radiographically-confirmed metastases in subjects with advanced solid tumors. The single microdose was followed by positron emission tomography/magnetic resonance imaging and blood analyses. This trial was intended to quantify the amount of TTX-MC138 delivered to metastatic lesions, especially beyond the liver, and its pharmacokinetics in trial patients. Our intent was to obtain important data regarding delivery of TTX-MC138 to clinical metastases that could inform dose selection and frequency in future clinical trials.  The trial was not intended to demonstrate a therapeutic effect.

Data from the patient dosed in the Phase 0 trial showed that radioactivity consistent with accumulation of TTX-MC138 was detected in the regions of the metastatic lesions. In addition, pharmacokinetic behavior of the radiolabeled TTX-MC138 was consistent with that expected based on non-clinical IND-enabling studies.  Metabolite analysis indicated circulation of intact radiolabeled TTX-MC138 for more than 20 hours, equivalent to that predicted by Drug Metabolism and Pharmacokinetics (DMPK) modelling, and that the drug candidate analyzed in the blood was identical to that of the manufactured drug candidate, demonstrating in vivo stability.

Subsequent results from this patient indicated significant inhibition of miRNA-10b, the drug candidate’s molecular target, in the patient’s blood after the microdose. Specifically, the amount of miR-10b in the patient’s blood was significantly reduced compared to levels prior to administration of the drug candidate, reaching a reduction of 66% at 24 hours following dosing.

In addition, the study quantified the amount of drug candidate delivered to metastatic lesions, providing further evidence that TTX-MC138 accumulated in metastatic tumors. The increase of radioactive lesion-to-blood ratios suggests that circulating TTX-MC138 is actively taken up by the cancerous tissue.

The patient tolerated the dosing with no reported adverse reactions. Complete analysis of data from the Phase 0 trial is in process and will be included in the study’s final report.

Given what we believe were highly encouraging results from the Phase 0 trial and our receipt of FDA authorization to proceed with a Phase I clinical trial with TTX-MC138 at a therapeutic level, enrollment in the Phase 0 trial was closed to allow us to focus on advancing the Phase 1 clinical trial.

Phase 1 Clinical Trial

On April 15, 2024, we announced that FDA had completed its review of our IND application to conduct a Phase I/II clinical trial with our lead therapeutic candidate, TTX-MC138, and concluded that we may proceed with this clinical trial.  The trial is a multicenter, open-label, dose-escalation and dose-expansion study of in patients with advanced solid tumors. We have entered into agreements with two clinical trial sites and expect patient enrollment to begin at these sites in the third quarter 2024.  We may enter into agreements with up to three additional trial sites.

Collaborations

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

In April 2024, we entered into a Proof of Concept Agreement with another biotechnology company.  This April 2024 collaboration is designed to assess whether our TTX Delivery platform could be used to deliver the other company’s drug candidates to designated tissues/targets.

Nasdaq Listing

On January 31, 2024, after completion of our January Offering, we received notice from Nasdaq Stock Market LLC, or Nasdaq, that it had determined that the Company had regained compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) (the Equity Rule) for continued listing on the Nasdaq Capital Market. Pursuant to Nasdaq Listing Rule 5815(d)(4)(B), we are subject to a mandatory panel monitor through January 26, 2025. The Nasdaq notice also stated that if, within the one-year monitoring period, the Nasdaq staff, or the Staff, finds us again out of compliance with the Equity Rule that was the subject of the exception, notwithstanding Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will we be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and we will have an opportunity to request a new hearing with the initial Hearing Panel or a newly convened Hearing Panel if the initial Panel is unavailable. We will have the opportunity to respond/present to the Hearing Panel as provided by Listing Rule 5815(d)(4)(C). Our securities may at that time be delisted from Nasdaq.

Additionally, on August 13, 2024, we received a letter from the Staff notifying us that for the 30 consecutive business day period prior to that date, our common stock had not maintained a minimum closing bid price of $1.00 per share, or the Minimum Bid Price Requirement, required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). As a result, our shares are subject to delisting from The Nasdaq Capital Market. Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the Minimum Bid Price Requirement. However, pursuant to Listing Rule 5810(c)(3)(A)(iv), we are not eligible for any compliance period specified in Rule 5810(c)(3)(A) because we effected two reverse stock splits over the prior two-year period with a cumulative ratio of more than 250 shares to one. We have the right until August 20, 2024, to appeal the Staff’s determination to a Hearings Panel (the “Panel”). A hearing request will stay the suspension of our shares and we expect that our stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the Staff’s determination to the Panel, such appeal would be successful.

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

Restructuring

In December 2023, our board of directors approved various actions designed to streamline our operations and reduce our expenses. These included prioritizing, delaying or eliminating certain development activities and reducing headcount by laying-off four employees. This lowered our headcount to 11 employees at December 31, 2023, compared to 19 at December 31, 2022. At June 30, 2024, our headcount was 9 employees. The main focus of our operations in 2024 and 2025 will be on conducting our Phase 1 clinical trial with TTX-MC138.

As part of the restructuring, Michael Dudley, our then President, Chief Executive Officer and Director, resigned his positions with us effective January 13, 2024. Also in connection with the restructuring, Thomas A. Fitzgerald, our Chief Financial Officer and Director, was appointed by our board of directors to the position of President and Interim Chief Executive Officer, effective January 13, 2024. Mr. Fitzgerald will continue to serve as our Principal Financial and Accounting Officer. Dr. Zdravka Medarova was appointed Chief Scientific Officer. Additionally, Dr. Philippe Calais, our Chairman of the Board of Directors, assumed additional responsibilites. In March 2024, we appointed Daniel Vlock, M.D., as our Chief Medical Officer.

Financial Operations Overview

From inception in January 2016 through approximately mid-2021, we devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting limited research and development activities, and preparing for manufacturing clinical-trial quantities of our lead product candidate. Following our IPO, we have expanded our R&D activities and our company operations. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have limited experience with clinical trials, have not obtained any regulatory approvals to sell any products, have not manufactured a commercial-scale drug, or conducted sales and marketing activities. Through June 30, 2024, we had received approximately $52.4 million of net proceeds, primarily from our IPO, other equity financings, our SBIR Award and from borrowings between 2018 and 2020 under convertible promissory notes.

We have incurred significant operating losses since inception. Our net losses were approximately $8.7 million and $18.5 million for the six months ended June 30, 2024, and the year ended December 31, 2023, respectively. At June 30, 2024, we had an accumulated deficit of approximately $55.1 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates for which there is no assurance of occurrence. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

At June 30, 2024, we had cash of approximately $3.4 million. In July 2024, we obtained additional funds of approximately $2.4 million representing the approximate net proceeds from an equity offering completed on July 24, 2024. We believe that these funds together will be sufficient to fund our operating expenses and capital expenditure requirements into late 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally are expected to have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will increase substantially over the next several years if we commence additional manufacturing, continue planned clinical trials for TTX-MC138, or conduct other preclinical and clinical development, including submitting regulatory filings. In addition, we expect our discovery research efforts and related personnel costs will increase and, as a result, we expect our research and development expenses, including costs associated with share-based compensation, will increase significantly over prior levels. Also, we may incur additional expenses related to milestone and royalty payments to third-parties with whom we have entered or may enter into license, acquisition and option agreements to assess, use or acquire intellectual property rights or rights to future product candidates.

In September 2021, we signed a statement of work with a European CMO to manufacture TTX-MC138 in accordance with current good manufacturing practices, or cGMP. Separately, we engaged a consulting toxicologist to assist us in designing and conducting IND-enabling studies including toxicology, pharmacokinetic, or PK, studies. These studies are designed to examine multiple parameters with a range of analytical assessments in support of regulatory submissions using radiolabeled or non-radiolabeled test substances. Toxicokinetic assessments can be conducted in parallel or concurrent with ongoing toxicology programs and in compliance with good laboratory practice, or GLP, requirements. We also engaged an analytical testing laboratory to provide testing and other services, as well as documentation and reporting that meet regulatory requirements.

On July 29, 2022, we signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under this alliance, we anticipate making certain expenditures with respect to Phase I and Phase II clinical trials which it expects will be conducted in part by MD Anderson as a primary investigator site. MD Anderson may also provide preclinical work under the alliance. The details of clinical and preclinical work are to be mutually agreed by the parties prior to commencing work. Payments to MD Anderson are initially recorded as Prepaid Expenses. As work under the collaboration is performed by MD Anderson, we record research and development costs in our statements of operations. We have committed to fund up to $10 million over the term of the collaboration which are funds we had already budgeted for research and development, so do not represent additional spending. Of this amount, $500,000 was payable within the first year; $250,000 was paid and recorded as a Prepaid Expense pending such time as payments for expenses under the collaboration become due. Subsequent payments were to be $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. We are currently in negotiations with MD Anderson regarding changes in planned work and payment commitments as a result of changes in personnel at MD Anderson and in planned work. No additional payments are due from us until the terms of the agreement are renegotiated and work under the collaboration has begun. There is no assurance regarding the outcome of discussions with MD Anderson. We will need to raise additional funds to meet the subsequent payment obligations. Total expenses incurred under the arrangement for the three and six months ended June 30, 2024 and 2023, were $0 in all periods. The arrangement expires on the later of July 29, 2027, or when the last active study is completed.

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

Interest income

Interest income consists primarily of income earned on our cash balances. Our interest income has not been significant.

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

Results of operations

The following table summarizes the approximate amounts of our results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	(in thousands)
Operating Expenses
Research and development	$3,082	$2,966	$116	$4,841	$5,557	$(716)
General and administrative	2,032	2,157	(125)	3,562	4,453	(891)
Total operating expenses	5,114	5,123	(9)	8,403	10,010	(1,607)
Operating loss	(5,114)	(5,123)	9	(8,403)	(10,010)	1,607
Other income (expense)
Grant income	—	789	(789)	27	868	(841)
Currency exchange gain (loss)	(73)	—	(73)	(128)	—	(128)
Interest income	—	—	—	—	5	(5)
Interest expense	(4)	(8)	4	(14)	(21)	7
Total other income (expense)	(77)	781	(858)	(115)	852	(967)
Net loss	$(5,191)	$(4,342)	$(849)	$(8,518)	$(9,158)	$640

Comparison of the three and six months ended June 30, 2024 and 2023

Research and development expenses

Research and development, or R&D, expenses increased $116 thousand and decreased $716 thousand, respectively, in the three and six months ended June 30, 2024, compared to the same periods in 2023. The increase in the three month period of 2024 reflects primarily increased compensation and benefits (primarily noncash expenses of share-based compensation offset in part by lower cash compensation costs) and increased clinical trial related expenses, offset in part by reduced materials, supplies, consulting and purchased services costs. The decrease in the six month period of 2024 reflects primarily reduced materials, supplies, consulting and purchased services costs offset in part by increased compensation and benefits (primarily noncash expenses of share-based compensation offset in part by lower cash compensation costs), increased clinical trial related expenses and higher intellectual property costs.

General and administrative expenses

General and administrative expenses decreased $125 thousand and $891 thousand, respectively, in the three and six months ended June 30, 2024, compared to the same periods in 2023. The decrease in the three month period of 2024 reflects primarily reduced consulting and insurance expenses offset in part by increased legal fees and costs of being a public company. The decrease in the six month period of 2024 reflects primarily decreased compensation and benefits (primarily increased noncash expenses of share-based compensation offset by lower cash compensation costs), and reduced legal, consulting, insurance and travel expenses offset in part by increased costs of being a public company.

Grant Income

Grant income decreased $789 thousand and $841 thousand, respectively, in the three and six months ended June 30, 2024, compared to the same periods in 2023. Grant income was recognized under an NIH grant awarded in April 2021 to fund certain costs to advance our lead therapeutic candidate into clinical trials. The award ended in March 2024.

Interest expense

Interest expense was $4 thousand and $14 thousand, respectively, in the three and six months ended June 30, 2024. These amounts reflect imputed interest expense charged in connection with our right-of-use asset and charges for the premium finance program related to our directors’ and officers’ liability insurance.

Interest income

Interest income was $0 for the three and six months ended June 30, 2024. Interest income primarily reflects our low cash balances.

Currency exchange gain (loss)

Loss on currency exchange was $73 thousand and $128 thousand, respectively, in the three and six months ended June 30, 2024, reflecting exchange rates on billings in Euros from certain vendors.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(6,277)	$(8,905)
Net cash used in investing activities	(8)	(31)
Net cash provided by financing activities	6,872	7,540
Net change in cash	$587	$(1,396)

Comparison of the six months ended June 30, 2024 and 2023

Operating activities

During the six months ended June 30, 2024, we used cash of $6,277 thousand in operating activities compared to $8,905 thousand used in the six months ended June 30, 2023. Cash used in operating activities in 2024 primarily reflected our net loss of $8,518 thousand offset partly by an increase of $656 thousand in prepaid expenses and other current assets, $224 thousand in accounts payable and accrued expenses, $1,328 thousand in non-cash charges for share-based compensation expense, $220 thousand in amortization of right-of-use asset, and depreciation of $64 thousand, and a reduction in grant receivable of $360 thousand.

Changes in accounts payable and accrued expenses were generally due to the amounts and timing of vendor invoicing and payments.

Investing activities

During the six months ended June 30, 2024, we used cash of $8 thousand in investing activities, primarily for purchases of laboratory and computer equipment, compared to $31 thousand used for such purchases in the six months ended June 30, 2023.

Financing activities

During the six months ended June 30, 2024, we obtained cash of $6,872 thousand (net) from the sale of common stock, including from exercises of warrants. During the six months ended June 30, 2023, we obtained cash of $7,540 thousand (net) from the sale of common stock.

Liquidity and capital resources

Sources of liquidity

Since inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if ever. We have funded our operations to date primarily with proceeds from borrowings under convertible promissory notes, funds from our IPO and other equity financings, and our SBIR Award. Through June 30, 2024, we had received net cash proceeds of approximately $52.4 million from these sources.

At June 30, 2024, we had cash of approximately $3.4 million.

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

We believe that our cash of approximately $3.4 million at June 30, 2024, plus approximately $2.4 million of net proceeds from our July 24, 2024, equity offering, will be sufficient to fund our operating expense and capital expenditure requirements into late 2024. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we expect. We do not believe that our existing cash will be sufficient to fund our planned operating and capital expenditures for at least the next 12 months from the date of our financial statements included elsewhere herein. Changed circumstances may also result in the depletion of our capital resources more rapidly than we currently anticipate. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that we will require additional capital for additional research, development, and clinical trials, as we seek regulatory approval of our product candidates, for operations, and for licenses or acquisitions of other product candidates we may choose to pursue. If we receive regulatory approval for TTX-MC138 or other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, all of which will vary depending on where and how we choose to commercialize approved product candidates.

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

Contractual obligations and commitments

At June 30, 2024, we had future minimum lease payments under one non-cancelable operating lease commitment of approximately $230 thousand. We enter into contracts in the normal course of business with CROs, collaborators, CMOs and other third-parties for the manufacture of our product candidates, to support clinical trials and preclinical research studies and testing, and for other purposes. Any payments due upon completion or cancellation of these contracts generally consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation although some agreements provide for termination fees or payments for the balance of the term of the agreement.

Collaboration Obligations

On July 29, 2022, we signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under this alliance, we anticipate making certain expenditures with respect to Phase I and Phase II clinical trials which we expect will be conducted in part by MD Anderson as a clinical trial site. MD Anderson may also provide scientific or preclinical work under the alliance. The details of clinical and preclinical work are to be mutually agreed by the parties prior to commencing work. Payments to MD Anderson are initially recorded as Prepaid Expenses. As work under the collaboration is performed by MD Anderson, we record research and development costs in our statements of operations. We have committed to fund up to $10 million over the term of the collaboration which are funds we had already budgeted for research and development, so do not represent additional spending. Of this amount, $500,000 was payable within the first year; $250,000 was paid and recorded as a Prepaid Expense pending such time as payments for expenses under the collaboration become due. Subsequent payments were to be $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. We are currently in negotiations with MD Anderson regarding changes in planned work and payment commitments as a result of changes in personnel at MD Anderson and in planned work. No additional payments are due from us until the terms of the agreement are renegotiated and work under the collaboration has begun. There is no assurance regarding the outcome of discussions with MD Anderson. We will need to raise additional funds to meet the subsequent payment obligations.

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

While our significant accounting policies are described in more detail in Note 2 to our financial statements for the six months ended June 30, 2024, elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

As of June 30, 2024, we had issued restricted stock and stock options, each with service-based vesting conditions, and recorded share-based compensation expense resulting from those awards as vesting occurred. All shares of restricted stock have vested and there is no further compensation expense to be recorded in connection with restricted stock. We would apply the graded-vesting method to all share-based awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

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

As the warrants issued upon our financings in 2023 and in the six months ended June 30, 2024, meet the criteria for equity classification under ASC 815, those warrants were classified as equity as of June 30, 2024, and December 31, 2023.

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

Internal control over financial reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed prior to our IPO which remain unremediated. See Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, under the caption, “We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.” In September 2022, we retained an independent consulting firm to assist us improve our control systems and procedures and have implemented new software systems designed to enhance our ability to process financial transaction information. There is no assurance that any controls we implement will prevent fraud or enable accurate or timely financial reporting.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk related to changes in interest rates. At June 30, 2024, and December 31, 2023, our cash was held in checking and savings accounts at major U.S. banks. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our holdings, an immediate 10% change in the interest rate would not materially affect the fair market value of our investments or our financial position or results of operations.

At June 30, 2024, and December 31, 2023, we had no debt outstanding other than liabilities related to the right-of-use asset from our sublease in Newton, Massachusetts. We currently, therefore, are not subject to interest rate risk related to debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Euro, the currency for certain of our major purchases. For the six months ended June 30, 2024, we recognized a loss on foreign currency transactions of $128 thousand recorded as a component of other income (expense) in our statements of operations. An immediate 5% change in the Euro exchange rate would not have a material effect on our results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon such evaluation, and due to the material weakness described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Quarterly Report on Form 10-Q, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective.

Continuing Remediation Efforts

To remediate the material weaknesses in our internal control over financial reporting and address the material weaknesses in our accounting processes, we previously began and continue to implement steps to address the internal control deficiencies that contributed to the material weaknesses, including the following:

●	implementing more robust accounting policies and procedures;

●	hiring of additional finance and accounting personnel with requisite experience and technical accounting expertise, supplemented by third-party resources;
●	implementing new accounting and operating software;
●	documenting and formally assessing our accounting and financial reporting policies and procedures; and
●	assessing significant accounting transactions and other technical accounting and financial reporting issues, preparing accounting memoranda addressing these issues and maintaining these memoranda in our corporate records.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures taken to date as described above, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2024, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any legal proceedings, and we are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results or financial condition except a claim by an investment bank made in September 2023 that it is entitled to fees, a claim which the Company rigorously disputes.

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

We could lose our listing on the Nasdaq Capital Market if we do not meet Nasdaq stockholders’ equity requirement, if the closing bid price of our common stock does not increase, or if Nasdaq determines that our equity offerings do not qualify as public offerings as defined under Nasdaq rules. The loss of our Nasdaq listing would in all likelihood make our common stock significantly less liquid and adversely affect its value.

Nasdaq Listing Rule 5550(b)(1) requires that companies listed on the Nasdaq Capital Market, or the Exchange, maintain stockholders’ equity of at least $2,500,000, or the Stockholders’ Equity Requirement. We had not met this requirement until January 22, 2024, but there is no assurance that we will be able to continue to meet this requirement in the future. Our stockholders’ equity at June 30, 2024, was approximately $1.3 million but adding the approximate $2.4 million of net proceeds from our July 2024 Offering results in a pro forma stockholders’ equity of approximately $3.7 million. There is no assurance that Nasdaq will assess our stockholders’ equity on a pro forma basis.

Additionally, on August 13, 2024, we received a letter from the Staff notifying us that for the 30 consecutive business day period prior to that date, our common stock had not maintained a minimum closing bid price of $1.00 per share, or the Minimum Bid Price Requirement, required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). As a result, our shares are subject to delisting from The Nasdaq Capital Market. Normally, a company would be afforded a 180-calendar day period to demonstrate compliance with the Minimum Bid Price Requirement. However, pursuant to Listing Rule 5810(c)(3)(A)(iv), we are not eligible for any compliance period specified in Rule 5810(c)(3)(A) because we effected two reverse stock splits over the prior two-year period with a cumulative ratio of more than 250 shares to one. We have the right until August 20, 2024, to appeal the Staff’s determination to a Hearings Panel (the “Panel”). A hearing request will stay the suspension of our shares and we expect that our stock would remain listed pending the Panel’s decision. There can be no assurance that, if we do appeal the Staff’s determination to the Panel, such appeal would be successful.

The continued listing of our common stock on the Nasdaq Capital Market also depends on our compliance with other Nasdaq requirements including but not limited to Market Place Rule 5635, or the shareholder approval rule. The shareholder approval rule prohibits the issuance of shares of common stock (or derivatives) in excess of 20% of our outstanding shares of common stock without shareholder approval, unless those shares are sold at a price that equals or exceeds the Minimum Price, as defined in the shareholder approval rule, or are sold in what Nasdaq deems a Public Offering, as defined in the shareholder approval rule. The securities sold in our recent offerings were at a significant discount to the Minimum Price and we did not obtain stockholder approval for those issuances. We have sought to conduct these offerings as Public Offerings, but that determination is a qualitative analysis based on several factors as determined by Nasdaq. Nasdaq has also published guidance that an offering of securities sold at a price that is “deeply discounted” to the Minimum Price (for example, a discount of 50% or more) will typically preclude a determination that the offering qualifies as Public Offering for purposes of the shareholder approval rule. If Nasdaq determines that any of our offerings was not conducted in compliance with the shareholder approval rule, Nasdaq may cite a deficiency and move to delist our securities from the Nasdaq Capital Market.

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

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of June 30, 2024, we had cash of approximately $3.4 million, plus approximately $2.4 million in estimated net proceeds received from our July 2024 equity offering. We do not believe that this cash will enable us to fund our operating expenses and capital requirements beyond late 2024. We will need to raise additional capital to continue as a going concern. The failure to obtain sufficient additional funds on commercially acceptable terms to fund our operations and satisfy our obligations to creditors may have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations in the near-term. We will likely need to consider additional cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating our development programs, and we may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such future restructuring activities, holders of our common stock and other securities will likely suffer a total loss of their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Unregistered Sales of Equity Securities

On July 22, 2024, we entered into a Placement Agency Agreement (the “Agreement”) with ThinkEquity LLC (the “Placement Agent”), pursuant to which, as part of its compensation for acting as placement agent, we issued to the Placement Agent, warrants to purchase 500,000 shares of Common Stock (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable commencing January 18, 2025, expire July 22, 2029, and have an exercise price of $0.375 per share. The Placement Agent Warrants, and the shares of common stock issuable upon exercise thereof, were issued in reliance on the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended.

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

4.1	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2024).

10.1	Form of Placement Agency Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2024).

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

August
TRANSCODE THERAPEUTICS, INC.

Date: August 14, 2024	/s/ Thomas A. Fitzgerald
Thomas A. Fitzgerald
Interim Chief Executive Officer; Chief Financial Officer
(Principal Financial and Accounting Officer)