Form 10-Q
period 2024-09-30
Transcode Therapeutics, Inc.
filed 2024-11-14
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________

FORM 10-Q

____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

At November 4, 2024, the registrant had 17,265,658 shares of Common Stock, $0.0001 par value per share, outstanding.

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

This Quarterly Report on Form 10-Q may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Quarterly Report on Form 10-Q also may include data based on our own internal estimates and research, including estimates regarding the impact of the COVID-19 pandemic (or related pandemic caused by coronavirus variants) and other geopolitical factors on our financial performance and business operations. Our internal estimates have not been verified by any independent source and, while we believe any data obtained from industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Such third-party data, as well as our internal estimates and research, are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” in our Annual Report on Form 10-K and in our other regulatory filings and elsewhere in this Quarterly Report on Form 10-Q. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCODE THERAPEUTICS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash	$1,875,862	$2,767,598
Grant receivable	11,953	—
Prepaid expenses and other current assets	1,724,774	1,687,846
Total current assets	3,612,589	4,455,444
Property and equipment, net of depreciation	61,420	120,707
Right-of-use asset, net of amortization	150,240	481,694
Security deposit	111,856	111,856
Total assets	$3,936,105	$5,169,701
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,131,459	$3,051,259
Deferred grant income	—	27,057
Short-term lease liability	152,481	412,280
Total current liabilities	2,283,940	3,490,596
Long-term lease liability	—	38,291
Total liabilities	2,283,940	3,528,887
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000,000 shares authorized at September 30, 2024, and December 31, 2023; -0- shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock – $0.0001 par value, 290,000,000 shares authorized at September 30, 2024, and December 31, 2023; 17,265,658 and 627,448 shares issued and outstanding at September 30, 2024, and December 31, 2023, respectively	1,727	63
Additional paid-in capital	58,905,795	48,057,095
Accumulated deficit	(57,255,357)	(46,416,344)
Total stockholders’ equity	1,652,165	1,640,814
Total liabilities and stockholders’ equity	$3,936,105	$5,169,701

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$1,227,386	$3,342,644	$6,067,983	$8,899,904
General and administrative	938,026	1,967,608	4,500,326	6,421,024
Total operating expenses	2,165,412	5,310,252	10,568,309	15,320,928
Operating loss	(2,165,412)	(5,310,252)	(10,568,309)	(15,320,928)

Other income (expense)
Grant income	11,953	27,441	39,010	895,786
Currency exchange gain (loss)	(157,315)	—	(285,258)	—
Interest income	179	131	525	5,148
Interest expense	(10,792)	(17,282)	(24,981)	(38,554)
Total other income (expense)	(155,975)	10,290	(270,704)	862,380
Net loss	$(2,321,387)	$(5,299,962)	$(10,839,013)	$(14,458,548)

Basic and diluted net loss per share
Net loss	$(2,321,387)	$(5,299,962)	$(10,839,013)	$(14,458,548)
Weighted-average common shares outstanding	14,685,013	109,413	8,959,511	52,834
Net loss per share	$(0.16)	$(48.44)	$(1.21)	$(273.66)

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Nine months ended September 30, 2024
Balance, December 31, 2023	627,448	$63	$48,057,095	$(46,416,344)	$1,640,814
Net loss	—	—	—	(3,326,812)	(3,326,812)
Issuances of common stock, net	5,180,605	518	6,086,623	—	6,087,141
Share-based compensation	—	—	183,152	—	183,152
Balance, March 31, 2024 (unaudited)	5,808,053	581	54,326,870	(49,743,156)	4,584,295
Net loss	—	—	—	(5,190,814)	(5,190,814)
Issuances of common stock, net	1,457,605	146	785,052	—	785,198
Share-based compensation	—	—	1,143,595	—	1,143,595
Balance, June 30, 2024 (unaudited)	7,265,658	727	56,255,517	(54,933,970)	1,322,274
Net loss	—	—	—	(2,321,387)	(2,321,387)
Issuances of common stock, net	10,000,000	1,000	2,445,796	—	2,446,796
Share based compensation	—	—	204,482	—	204,482
Balance, September 30, 2024 (unaudited)	17,265,658	$1,727	$58,905,795	$(57,255,357)	$1,652,165

Nine months ended September 30, 2023
Balance, December 31, 2022	16,222	$2	$31,110,943	$(27,870,249)	$3,240,696
Net loss	—	—	—	(4,816,934)	(4,816,934)
Issuances of common stock, net	3,558	—	1,180,686	—	1,180,686
Share-based compensation	—	—	158,760	—	158,760
Balance, March 31, 2023 (unaudited)	19,780	2	32,450,389	(32,687,183)	(236,792)
Net loss	—	—	—	(4,341,653)	(4,341,653)
Issuances of common stock, net	28,987	3	6,495,421	—	6,495,424
Share-based compensation	—	—	175,484	—	175,484
Balance, June 30, 2023 (unaudited)	48,767	5	39,121,294	(37,028,836)	2,092,463
Net loss	—	—	—	(5,299,962)	(5,299,962)
Issuances of common stock, net	218,426	22	7,255,040	—	7,255,062
Share based compensation	—	—	392,331	—	392,331
Balance, September 30, 2023 (unaudited)	267,193	$27	$46,768,665	$(42,328,798)	$4,439,894

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,839,013)	$(14,458,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	80,548	91,828
Amortization of right-of-use asset	331,454	284,745
Share-based compensation expense	1,531,229	726,575
Changes in assets and liabilities:
Prepaid expenses and other current assets	(36,927)	130,276
Accounts payable and accrued expenses	(919,800)	791,661
Deferred grant income	(27,057)	54,306
Grants receivable	(11,953)	360,229
Security deposit	—	(111,856)
Operating lease liability	(298,091)	(280,262)
Net cash used in operating activities	(10,189,610)	(12,411,046)
Cash flows from investing activities:
Purchase of equipment	(21,261)	(35,609)
Net cash used in investing activities	(21,261)	(35,609)
Cash flows from financing activities:
Net proceeds from sales of common stock	9,319,135	14,931,171
Net cash provided by financing activities	9,319,135	14,931,171
Net change in cash	(891,736)	2,484,516
Cash, beginning of period	2,767,598	4,968,418
Cash, end of period	$1,875,862	$7,452,934
Supplemental disclosure of cash flow
Cash paid during the period for:
Interest related to insurance premium payment plan	$16,629	$20,535
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$874,957

The accompanying notes are an integral part of these unaudited financial statements.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2024

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

For the nine months ended September 30, 2024, net cash used in operating activities was approximately $10.2 million and the Company’s net loss was approximately $10.8 million. As of September 30, 2024, the Company had an accumulated deficit of approximately $57.3 million and approximately $1.9 million in cash.

The Company plans to continue development of its lead therapeutic candidate and other candidates, and explore strategic partnerships. Management believes that current cash is sufficient to fund operations and capital requirements into the fourth quarter 2024, but does not believe that existing cash will be sufficient to fund requirements for a full 12 months from the date of these financial statements.

To support continued operations, the Company will require additional capital; however, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. Through the date of these financial statements, the Company’s primary source of capital was from the sale of equity securities, previous sales of convertible promissory notes and funds received under an SBIR Award from April 2021 through March 2024. For the foreseeable

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2024

(Unaudited)

future, the Company plans to fund its operations by continuing to raise additional capital, primarily through sales of equity or debt, and from funds that may be awarded under government and other grants. In September 2024, the Company received its second NIH Award (the “2024 Award”), a Direct to Phase II SBIR Award, from the National Cancer Institute of the NIH. The 2024 Award is to support IND-enabling and clinical trial activities in the Company’s Phase1a clinical trial with its lead candidate, TTX-MC138, over two years. The total 2024 Award is for $1,999,972 of which $1,011,207 applies to the first year and $988,765 applies to the second year.

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

The interim financial statements included herein are unaudited. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, these financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company at September 30, 2024, its results of operations for the three and nine months ended September 30, 2024 and 2023, and its cash flows for the nine months ended September 30, 2024 and 2023. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023, and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

September 30, 2024

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

The Company’s financial instruments at September 30, 2024, and December 31, 2023, included cash, prepaid expenses and other current assets, right-of-use asset, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability. Cash is reported at fair value. The recorded carrying amount of prepaid expenses and other current assets, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability approximate their fair value due to their short-term or fixed arrangements nature.

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

September 30, 2024

(Unaudited)

(g)	Grant Income

Funds from grants are recognized as grant income in the statements of operations as and when earned for the specific research and development projects for which the grants are designated. In April 2021 and September 2024, the Company received awards (the “Awards”) from the National Cancer Institute in support of the Company’s lead therapeutic candidate. Since there is no transfer of ownership of the work performed under the Awards, and the Company does not lose control over the work performed under the Awards, the Company deems the Awards funds as a contribution. Grant payments received in excess of grant income earned are recorded as deferred grant income on the Company’s balance sheets until the related income has been earned. Grant income earned in excess of grant payments received is recorded as grant receivable on the Company’s balance sheets.

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

September 30, 2024

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

September 30, 2024

(Unaudited)

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

As the warrants issued upon Company financings in 2023 and in the nine months ended September 30, 2024, meet the criteria for equity classification under ASC 815, those warrants were classified as equity as of September 30, 2024, and December 31, 2023.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2024

(Unaudited)

(p) Recent Accounting Pronouncements

Accounting pronouncements issued but not effective until after September 30, 2024, are not expected to have a significant effect on the Company’s financial condition, results of operations, or cash flows.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2024

(Unaudited)

(4)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2024	2023
Prepaid operating expenses	$51,962	$116,607
Contract manufacturers and research organizations	772,867	717,686
Insurance premiums	477,453	431,061
Prepaid FICA	422,492	422,492
	$1,724,774	$1,687,846

(5)   Property and Equipment

Property and equipment, net consisted of the following:

	September 30,	December 31,
	2024	2023
Laboratory and computer equipment	$405,311	$384,050
Less accumulated depreciation	(343,891)	(263,343)
Total property and equipment, net	$61,420	$120,707

Depreciation expense for the three months ended September 30, 2024 and 2023, was $16,031 and $31,218, respectively, and $80,548 and $91,828, respectively, for the nine months ended September 30, 2024 and 2023.

(6)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2024	2023
Professional and general consulting fees	$747,063	$375,550
R&D-related – CMOs, CROs, supplies, equipment and consulting	987,935	1,260,578
General expenses	116,186	295,508
Insurance premiums	114,410	400,236
Payroll and benefits	119,452	589,404
Accrued license payments	46,413	129,983
	$2,131,459	$3,051,259

At September 30, 2024, and December 31, 2023, the Company’s outstanding payables to CROs or CMOs included above were $890,676 and $1,020,875, respectively.

See Note 8 for further information regarding the accrued license payments.

(7)  Grant Income

In April 2021, the Company received a Fast-Track Small Business Innovation Research, or SBIR, Award from the National Cancer Institute of the National Institutes of Health (the “NIH”). The Award was for up to $2,392,845 over three years to fund a two-phased research partnership between the Company and Massachusetts General Hospital. In May 2021, the Company received first-year funding of $308,861. In May 2022, second-year funding of $1,129,316 was made available to the Company. In April 2023, the Company received funding of $870,684 for the third year of the SBIR Award. Income under the grant was recognized as work under the grant was completed. The Company recognized

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2024

(Unaudited)

grant income of $11,953 and $27,441 for the three months ended September 30, 2024 and 2023, respectively, and $39,010 and $895,786, respectively, for the nine months ended September 30, 2024 and 2023. The Company recorded grant income receivable of $11,953 and $0 at September 30, 2024, and December 31, 2023, respectively. The Company had deferred grant income of $0 and $27,057 at September 30, 2024, and December 31, 2023, respectively.

In September 2024, the Company received its second NIH Award (the “2024 Award”), a Direct to Phase II SBIR Award, from the National Cancer Institute of the NIH. The 2024 Award is to support IND-enabling and clinical trial activities in the Company’s Phase1a clinical trial with its lead candidate, TTX-MC138, over two years. The total 2024 Award is for $1,999,972 of which $1,011,207 applies to the first year and $988,765 applies to the second year.

(8)  Commitments and Contingencies

(a)Leases

In March 2021, the Company entered into an agreement with Massachusetts Biomedical Initiatives, Inc. (“MBI”) whereby the Company subleased approximately 2,484 square feet of laboratory space with room for minor administrative functions. The Company was also permitted to use shared laboratory equipment at the facility. The monthly rental was $6,521, and the Company paid an additional amount for its allocated share of operating expenses, which in 2022 was $3,105 per month. In 2022, the Company added the right to use cubicle space outside its laboratory area to its sublease for an additional $650 per month, resulting in total monthly rent of $10,276. The sublease terminated as of February 2023.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the nine months ended September 30, 2024. The Company does not recognize any variable lease costs or short-term lease costs in connection with the operating lease.

Nine Months
Ended
Operating Leases	September 30, 2024
Weighted average remaining lease term (years)	0.3
Weighted average discount rate	3.6%

Year ending December 31,
2024	$115,217
2025	38,291
Total undiscounted lease payments	153,508
Imputed interest	(1,027)
Lease liability	$152,481

Rent expense for the three months ended September 30, 2024 and 2023, was $111,190 and $170,582, respectively, and $289,153 and $464,946, respectively, for the nine months ended September 30, 2024 and 2023.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2024

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

At September 30, 2024, and December 31, 2023, no milestone events had been achieved.

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

September 30, 2024

(Unaudited)

royalties and payment terms related to sublicense income received by the Company remain the same as in the original License.

Accrued License Obligations

At September 30, 2024, and December 31, 2023, the Company had accrued $46,413 and $129,983, respectively, in license payments under the foregoing arrangements included in accounts payable and accrued expenses.

(c)	Collaboration Agreement

On July 29, 2022, the Company signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, the Company anticipated making certain expenditures with respect to Phase I and Phase II clinical trials in part through MD Anderson as a clinical site. MD Anderson was also expected to provide preclinical work under the collaboration. The details of clinical and preclinical work were to be mutually agreed by the parties prior to commencing work. The Company had agreed to fund up to $10 million over the term of the collaboration. In January 2023, the Company made an initial payment of $250,000 to MD Anderson recorded as a Prepaid Expense pending such time as payments under the collaboration became due. As a result of changes at MD Anderson and the Company, the Company and MD Anderson have agreed to terminate the collaboration but to continue the Company’s clinical trial currently underway at MD Anderson. Initial expenses of the clinical trial will be charged against the initial payment made to MD Anderson and for the three and nine months ended September 30, 2024 and 2023, were $0 in all periods.

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

The Company may from time to time be subject to claims by others under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. At September 30, 2024, and December 31, 2023, the Company did not know of any claims or actions pending against it or threatened, the ultimate disposition of which could have a material adverse effect on its results of operations or financial condition except a claim by an investment bank made in September 2023 that it is entitled to fees, a claim which the Company rigorously disputes.

(f)	Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that require the Company, among other things, to indemnify the parties against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any costs as a result of payments required by such indemnifications. The Company is not aware of any indemnification arrangements that could have a material adverse effect on its financial position, results of

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2024

(Unaudited)

operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements, as of September 30, 2024, and December 31, 2023.

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

The Company’s Certificate of Incorporation, originally filed on January 11, 2016, was amended on April 15, 2020, to increase the number of shares of common stock authorized and to authorize the issuance of preferred stock. The Company’s Certificate of Incorporation was further amended and restated on April 27, 2021, in anticipation of the IPO, on May 22, 2023, to effect a reverse split (the 2023 Reverse Split), and on January 16, 2024, to effect the 2024 Reverse Split. The total number of shares which the Company is authorized to issue is 300,000,000, each with a par value of $0.0001 per share. Of these shares, 290,000,000 shall be common stock and 10,000,000 shall be preferred stock. At September 30, 2024, and December 31, 2023, the Company had 17,265,658 and 627,448 shares of common stock issued and outstanding, respectively. The preferred stock is undesignated; no shares of preferred stock have been issued.

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

On June 6, 2023, the Company entered into a Securities Purchase Agreement with a purchaser named therein pursuant to which the Company sold 2,475 shares of common stock, 47,525 pre-funded warrants (“PFWs”), together with accompanying 50,000 Series A-1 Warrants to purchase common stock (the “Series A-1 Warrants”), and 50,000 Series A-2 Warrants to purchase common stock (the “Series A-2 Warrants”) in a registered direct offering at a purchase price of $140.00 per share (or $139.60 per PFW) (the “June RDO”). The Series A-1 Warrants and the Series A-2 Warrants are identical in all material respects. The Series A-1 Warrants and Series A-2 Warrants became exercisable commencing June 9, 2023, and are exercisable for three years at an exercise price of $130.00 per share. Net proceeds from the June RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $6.1 million. The PFWs sold in the June RDO were exercisable at an exercise price of $0.40 per share. All the PFWs sold in the June RDO were exercised prior to the date of these financial statements. See Note 10. In connection with the June RDO, the Company also issued the placement agent warrants to purchase up to 3,500 shares of common stock (the “June Placement Agent Warrants”). The June Placement Agent Warrants became exercisable

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2024

(Unaudited)

commencing June 9, 2023, expire three years following the date of sale and have an exercise price per share of $175.00. See Note 10.

On September 26, 2023, the Company entered into an underwriting agreement with ThinkEquity LLC, as underwriter, pursuant to which it issued and sold 17,500 shares of common stock and 404,075 PFWs, including the partial exercise of the underwriter’s over-allotment option, in a public offering at a purchase price of $20.40 per share (or $20.00 per PFW) (the “September Offering”). The overallotment option provided the underwriter the right to purchase up to 58,480 shares or PFWs during the 45 days following the September Offering. The underwriter exercised the overallotment option to purchase 8,348 shares. The terms of the sale of shares or PFWs in the September Offering also applied to purchases made by the underwriter through exercises of the overallotment option. All September Offering PFWs had been exercised prior to the date of these financial statements. Net proceeds from the September Offering, after deducting underwriting discounts, commissions and fees paid to the underwriter and other offering expenses, were approximately $6.7 million. In connection with the September Offering, the Company also issued warrants to the underwriter to purchase up to 21,496 shares of common stock (the “September Underwriter Warrants”). The September Underwriter Warrants become exercisable commencing 180 days after issuance, expire five years following the date of sale and have an exercise price of $25.50 per share. See Note 10.

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

On January 22, 2024, the Company closed an offering under a Securities Purchase Agreement with certain purchasers named therein pursuant to which the Company sold 428,924 shares of common stock, 5,513,699 pre-funded warrants (“PFWs”), and 11,885,246 Warrants to purchase common stock (the “January 2024 Warrants”), in a registered direct offering at a purchase price of $1.22 per share (or $1.21 per PFW) (the “January 2024 RDO”). The January 2024 Warrants became exercisable commencing on issuance and are exercisable for three and one-half years from the date of issuance at an exercise price of $1.22 per share. Net proceeds from the January 2024 RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $6.1 million. The PFWs sold in the January 2024 RDO were exercisable at an exercise price of $0.01 per share. All of the PFWs sold in the January 2024 RDO were exercised prior to the date of these financial statements, and 643,605 January 2024 Warrants were exercised in May 2024. In connection with the January 2024 RDO, the Company also issued the placement agent warrants to purchase up to 356,558 shares of common stock (the “January 2024 Placement Agent Warrants”). The January 2024 Placement Agent Warrants became exercisable on issuance, expire three and one-half years following the date of sale and have an exercise price per share of $1.525. See Note 10.

On July 22, 2024, the Company entered into a Placement Agency Agreement with ThinkEquity LLC pursuant to which the Company issued and sold 10,000,000 shares of common stock in a best efforts public offering at a purchase price of $0.30 per share (the “July 2024 Offering”). Net proceeds from the July 2024 Offering, after deducting discounts, commissions and fees paid to the placement agents and other offering expenses, were approximately $2.4 million. In connection with the July 2024 Offering, the Company also issued warrants to the placement agent to purchase up to 500,000 shares of common stock (the “July Placement Agent Warrants”). The July Placement Agent Warrants become exercisable January 18, 2025, expire July 22, 2029, and have an exercise price of $0.375 per share. See Note 10.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2024

(Unaudited)

(b)Common Stock

i.	Dividends

Subject to the rights of holders of any preferred stock, holders of common stock are entitled to receive dividends as may be declared from time to time by the Board. No cash dividends were declared or paid during the three and nine months ended September 30, 2024, nor at any other time through the date of these financial statements.

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

(10) Warrants

In connection with the IPO, the Company granted the underwriters warrants (the “IPO Underwriter Warrants”) to purchase up to 391 shares of Company common stock at an exercise price of $4,000.00 per share, which amount is 125% of the initial public offering price. The IPO Underwriter Warrants have a five-year term and were not exercisable prior to January 9, 2022. All of the IPO Underwriter Warrants were outstanding at September 30, 2024. The Company accounts for these warrants as a component of stockholders’ equity.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2024

(Unaudited)

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

The July 2024 Placement Agent Warrants become exercisable on January 18, 2025, expire on July 22, 2029, and have an exercise price per share of $0.375. The Company accounts for these warrants as a component of stockholders’ equity.

The following table summarizes the Company’s outstanding or issuable warrants at September 30, 2024:

	Number	Exercise Price
Description	of Shares	Per Share
IPO Underwriter Warrants	391	$4,000
February Placement Agent Warrants	249	527
Consultant Warrants	156	400
Series A-1 warrants	50,000	130.00
Series A-2 warrants	50,000	130.00
June Placement Agent Warrants	3,500	175.20
September Underwriter Warrants	21,496	25.50
December Placement Agent Warrants	7,500	12.10
January 2024 Common Stock Purchase Warrants	11,241,641	1.22
January 2024 Placement Agent Warrants	356,557	1.525
July 2024 Placement Agent Warrants	500,000	0.375

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2024

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

Of options awarded under the 2021 Plan, 1,915,218 were outstanding at September 30, 2024.

At September 30, 2024, there were 1,953 options outstanding under the 2020 Plan that were vested and exercisable and 1,330,435 options outstanding under the 2021 Plan that were vested and exercisable. Information about options to purchase common stock of the Company under both Plans is as follows:

		Weighted
		average	Weighted
		exercise	average
	Number of	price	contractual
	shares	per share	term (years)
Outstanding at December 31, 2022	3,771	$592.00	5.3
Granted	2,911	226.88	6.4
Exercised	—	—	—
Forfeited	(393)	459.02	—
Outstanding at December 31, 2023	6,289	419.58	3.7
Granted	1,930,036	1.20	6
Exercised	—	—	—
Forfeited	(19,164)	18.89	—
Outstanding at September 30, 2024	1,917,161	$2.54	9.5

The intrinsic value of the outstanding options as of September 30, 2024, was $0.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2024

(Unaudited)

Option Valuation

Options to purchase 1,930,036 shares of common stock were granted in the nine months ended September 30, 2024. The assumptions that the Company used to determine the grant-date fair value of options granted in the nine months ended September 30, 2024, and the year ended December 31, 2023, were as follows:

	Nine months ended	Year ended
	September 30, 2024	December 31, 2023
Risk-free interest rate	4.4%	4.01% - 4.72%
Expected term (in years)	6.0	6.0
Expected volatility	128.8%	100.6% - 100.8%
Expected dividend yield	—	—
Fair value per share of underlying stock	$1.06 - $1.08	$226.80 - $238.80

The Company recorded share-based compensation expense of $204,482 and $1,531,229 during the three and nine months ended September 30, 2024, respectively, and $392,331 and $726,575 during the three and nine months ended September 30, 2023, respectively. Share-based compensation in all periods was entirely related to stock options. The remaining share-based compensation expense to be recognized in the future is $1,079,747 over approximately 1.2 years.

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

(13) Net Loss per Share

The Company reported net losses for the three and nine months ended September 30, 2024 and 2023. Reported basic and diluted net loss per share attributable to common stockholders are the same for each period because shares issuable in connection with Contingent Securities have been excluded from the computation of diluted weighted-average shares outstanding. The effect of their inclusion would have been antidilutive.

In accordance with ASC 260-10-45-13, a pre-funded, or penny, warrant is an instrument that requires the holder to pay little or no consideration to receive the shares upon exercise of the warrant. Since the shares underlying the PFWs are issuable for little or no consideration, the Company considered them outstanding in the context of basic earnings per share.

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic and diluted net loss per share
Net loss	$(2,321,387)	$(5,299,962)	$(10,839,013)	$(14,458,548)
Weighted-average common shares outstanding	14,685,013	109,413	8,959,511	52,834
Net loss per share	$(0.16)	$(48.44)	$(1.21)	$(273.66)

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2024

(Unaudited)

(14) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three and nine months ended September 30, 2024 and 2023. The Company has recorded a full valuation allowance against its net deferred tax assets at September 30, 2024, and December 31, 2023, because the Company has determined that is it more likely than not that these assets will not be fully realized due to historic net operating losses incurred. Accordingly, the benefit of the net operating loss that would have been recognized in the three and nine months ended September 30, 2024 and 2023, was fully offset by changes in the valuation allowance.

At September 30, 2024, and December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

(15) Subsequent Events

For its financial statements at September 30, 2024, the Company evaluated subsequent events through November 14, 2024, the date on which those financial statements were issued, and determined that there were none for which recognition or disclosure is warranted except:

In the third quarter 2024, the Company received three letters from the Nasdaq Stock Market (“Nasdaq”) Staff notifying the Company that it was not in compliance with Nasdaq Listing Rules 5550(a)(2) (the “Bid Price Rule”), 5550(b)(1) (the “Equity Rule”) or any of the alternative requirements in Listing Rule 5550(b), and 5635(d) (the “Shareholder Approval Rule”). As a result, the shares of the Company’s common stock are subject to delisting from The Nasdaq Capital Market. On October 1, 2024, the Company appealed the Staff’s determination to a Nasdaq Hearings Panel (the “Panel”). On November 4, 2024, the Company was informed that the Panel granted the Company a formal extension to regain compliance. Pending the Panel’s decision, suspension of the Company’s securities was stayed and the Company’s stock remains listed. There can be no assurance that the Company will be successful in regaining compliance during the extension period.

In October 2024, as a result of changes at MD Anderson and the Company, the Company and MD Anderson agreed to terminate their collaboration but to continue the Company’s clinical trial currently underway at MD Anderson. See Note 8.

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

Company Overview

TransCode is a platform delivery company focused on oncology, created on the belief that cancer can be defeated through the intelligent design and effective delivery of targeted therapeutics. Our lead therapeutic candidate, TTX-MC138, targets microRNA-10b, or miRNA-10b, generally believed to be a master regulator of metastatic cell viability in a range of cancers, including breast, pancreatic, ovarian, colon cancer, glioblastomas, and several others. In 2023, we received an exploratory Investigational New Drug, or IND, Study May Proceed notification from the U.S. Food and Drug Administration, or FDA. This notification permitted us to conduct a Phase 0 clinical trial intended to demonstrate quantitative delivery of radiolabeled TTX-MC138 to metastatic lesions in subjects with advanced solid tumors. We treated one patient in the Phase 0 trial. In April 2024, we received an IND Study May Proceed notification from FDA to conduct a Phase I/II clinical trial with TTX-MC138 which trial commenced in the third quarter 2024.

In addition to TTX-MC138, we have other solid tumor programs in the preclinical stage. One, TTX-siPDL1, is an siRNA-based modulator of programmed death-ligand 1. A second, TTX-RIGA, is an RNA-based agonist of the retinoic acid-inducible gene I, or RIG-I, targeting activation of innate immunity in the tumor microenvironment. In addition, two of our pipeline candidates are TTX-CRISPR, a CRISPR/Cas9-based therapy platform for the repair or elimination of cancer-causing genes inside tumor cells; and TTX-mRNA, an mRNA-based platform for the development of cancer vaccines that activate cytotoxic immune responses against tumor cells, which we may seek to develop subject to available funding.

All our therapeutic candidates are designed to utilize our proprietary TTX delivery mechanism with the goal of significantly improving outcomes for cancer patients.

Targeted Therapeutic Delivery Background

For decades, ribonucleic acid, or RNA, has been a topic of investigation by the scientific community as a potentially attractive therapeutic modality because it can target any gene and it lends itself to rational and straightforward drug design. RNA-based therapeutics are highly selective to their targets, potentially applicable to a broad array of previously undruggable targets in the human genome. We believe that one of the major challenges to widespread use of RNA therapeutics in oncology and other indications has been the inability to deliver these molecules inside cells.

We have developed a design engine to customize the development of targeted therapeutics that is modular at both the levels of the core nanoparticle and the therapeutic loading. The size, charge, and surface chemistry of the core iron oxide nanoparticle is designed so that it can be tuned to optimize the particles for the intended target and therapeutic load. The therapeutic load is designed to consist of synthetic oligonucleotides and other molecular moieties such as proteins, peptides, radionuclides, and small molecules that can be adapted to the specific approach being developed. The approach can range from RNA interference, or RNAi, including small interfering RNAs, antisense oligonucleotides, and non-coding RNA mimics to mRNA-based cancer vaccines, CRISPR-based gene repair and replacement platforms, and Pattern Recognition Receptors such as RIG-I. We believe the TTX platform can further be used for developing targeted radiolabeled therapeutics and diagnostics and other custom products targeting known and novel biomarkers and other genetic elements as they are discovered and validated.

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

Our TTX nanocarrier is designed to be tunable to certain specifications to deliver therapeutic oligonucleotides to RNA targets in tumors and metastases without compromising the integrity of the oligonucleotide. We believe our TTX nanocarriers differentiate us from competitive delivery approaches, many of which rely on lipid particles or chemical structures, such as GalNAc. These competitive delivery approaches effectively target hepatocytes in the liver but not tumors and metastases. Our nanocarrier is derived from, and is chemically similar to, nanoparticles extensively used in humans for imaging (Feridex, from Advanced Magnetics) or for treating iron deficiency anemia (Feraheme, also from Advanced Magnetics).

Our TTX delivery platform is also designed to minimize early kidney and liver clearance, which we expect to translate into a long circulation half-life that allows for efficient accumulation in tumors and metastases.

Nanoparticles similar in formulation to ours have an excellent clinical safety record of low toxicity and immunogenicity. Because their iron core is magnetic and visible with magnetic resonance imaging, or MRI, they have the additional benefit of enabling quantification of the particles’ delivery to target organs. Our nanoparticles carry functional groups to provide stable links to the therapeutic oligonucleotides of interest through covalent bonds.

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

Because of the potential benefits from a microdose Phase 0 clinical trial, and reflecting the studies described in Cancer Nanotechnology, our First-in-Human Phase 0 trial was designed to deliver a microdose of our therapeutic candidate. Preliminary results from the Phase 0 microdose trial suggest the validity of our TTX pipeline for drug delivery generally, potentially opening-up additional relevant RNA targets that have been previously undruggable.

SBIR Awards

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

We believe that we have achieved all three aims under this SBIR.

In September 2024, the Company received its second NIH Award (the “2024 Award”), a Direct to Phase II SBIR Award, from the National Cancer Institute of the NIH. The 2024 Award is to support IND-enabling and clinical trial activities in the Company’s Phase1a clinical trial with its lead candidate, TTX-MC138, over two years. The total 2024 Award is for $1,999,972 of which $1,011,207 applies to the first year and $988,765 applies to the second year.

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

Our first clinical trial, a Phase 0 clinical trial, was designed as an open-label, single-center, study intended to demonstrate delivery of a single microdose of radiolabeled TTX-MC138 (a microdose is less than 100 micrograms) to radiographically-confirmed metastases in subjects with advanced solid tumors. The single microdose was followed by positron emission tomography/magnetic resonance imaging and blood analyses. This trial was intended to quantify the amount of TTX-MC138 delivered to metastatic lesions, especially beyond the liver, and its pharmacokinetics in trial patients. Our intent was to obtain important data regarding delivery of TTX-MC138 to clinical metastases that could inform dose selection and frequency in future clinical trials.  The trial was not intended to demonstrate a therapeutic effect.

Preliminary data from the patient dosed in the Phase 0 trial showed that radioactivity consistent with accumulation of TTX-MC138 was detected in the regions of the metastatic lesions. In addition, pharmacokinetic behavior of the radiolabeled TTX-MC138 was consistent with that expected based on non-clinical IND-enabling studies.  Metabolite analysis indicated circulation of intact radiolabeled TTX-MC138 for more than 20 hours, equivalent to that predicted by Drug Metabolism and Pharmacokinetics (DMPK) modelling, and that the drug candidate analyzed in the blood was identical to that of the manufactured drug candidate, demonstrating in vivo stability.

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

The patient tolerated the dosing with no reported adverse reactions. Complete analysis of data from the Phase 0 trial is in process and will be included in the final clinical trial report.

Given what we believe were highly encouraging results from the Phase 0 trial and our receipt of FDA notification that our Phase I clinical trial with TTX-MC138 at a therapeutic level may proceed, enrollment in the Phase 0 trial was closed to allow us to focus on advancing the Phase 1 clinical trial.

Phase 1 Clinical Trial

On April 15, 2024, we announced that FDA had completed its review of our IND application to conduct a Phase I/II clinical trial with our lead therapeutic candidate, TTX-MC138, and concluded that we may proceed with this clinical trial.  The trial is a multicenter, open-label, dose-escalation and dose-expansion study of in patients with advanced solid tumors. We commenced the trial in the third quarter 2024 at MD Anderson and three other clinical trial sites. The first stage of this trial, the Phase 1a, calls for administration of escalating therapeutic dose levels of our drug candidate to as many as six cohorts of approximately three patients per cohort.  The first cohort received the lowest therapeutic dose level.  In October 2024, the trial’s Safety Review Committee (the “SRC”), approved commencing dosing of patients in the second cohort.  Patients in the second cohort are receiving a dose that is double the level received by patients in the first cohort.  After three patients in the second cohort have received their initial dose of our drug candidate, they will be assessed by the SRC 28 days after dosing to determine if there were any adverse effects or dose limiting toxicities.  If none are reported, we anticipate receiving approval to commence dosing in the third cohort at a dosage that is double that administered in the second cohort.

Collaborations

On January 29, 2024, we announced that we had entered into a collaboration agreement with Debiopharm, a privately-owned Swiss-based, global biopharmaceutical company. Debiopharm entered this research collaboration to test the development of new targeted nucleic acid delivery modalities. As part of the collaboration, TransCode tested its TTX delivery platform with Debiopharm’s proprietary technologies to generate constructs designed to provide targeted mRNA delivery to cancer cells. The results of this testing were not sufficient to continue the collaboration, although we have proposed an alternative approach that Debiopharm has under consideration.

In April 2024, we entered into a Proof of Concept Agreement with another biotechnology company.  This April 2024 collaboration is designed to assess whether our TTX delivery platform could be used to deliver the other company’s drug candidates to designated tissues/targets.  As this other company’s technology is also mRNA, results may not be what was sought and we may propose an alternative approach to this other company.

Nasdaq Listing

In the third quarter 2024, the Company received three letters from the Nasdaq Stock Market (“Nasdaq”) Staff notifying the Company that it was not in compliance with Nasdaq Listing Rules 5550(a)(2) (the “Bid Price Rule”), 5550(b)(1) (the “Equity Rule”) or any of the alternative requirements in Listing Rule 5550(b), and 5635(d) (the “Shareholder Approval Rule”). As a result, the shares of the Company’s common stock are subject to delisting from The Nasdaq Capital Market. On October 1, 2024, the Company appealed the Staff’s determination to a Nasdaq Hearings Panel (the “Panel”). On November 4, 2024, the Company was informed that the Panel granted the Company a formal extension to regain compliance. There can be no assurance that the Company will successfully regain compliance during the extension period.

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

Restructuring

In December 2023, our board of directors approved various actions designed to streamline our operations and reduce our expenses. These included prioritizing, delaying or eliminating certain development activities and reducing headcount by laying-off four employees. This lowered our headcount to 11 employees at December 31, 2023, compared to 19 at December 31, 2022. At September 30, 2024, our headcount was 8 employees. The main focus of our operations for 2024 and 2025 continues to be on conducting our Phase 1 clinical trial with TTX-MC138.

As part of the restructuring, Michael Dudley, our then President, Chief Executive Officer and Director, resigned his positions with us effective January 13, 2024. Also in connection with the restructuring, our board of directors appointed Thomas A. Fitzgerald, our Chief Financial Officer and Director, to the position of Interim Chief Executive Officer, effective January 13, 2024. Mr. Fitzgerald continues to serve as our Principal Financial and Accounting Officer. Dr. Zdravka Medarova was appointed Chief Scientific Officer. Dr. Philippe Calais, our Chairman of the Board of Directors, assumed additional responsibilites. In March 2024, we appointed Daniel Vlock, M.D., as our Chief Medical Officer.

Financial Operations Overview

From inception in January 2016 through approximately mid-2021, we devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting limited research and development activities, and preparing to manufacture drug substance and drug product for our clinical development program. Following our IPO, we expanded our R&D activities and company operations. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have limited experience with clinical trials, have not obtained any regulatory approvals to sell any products, have not manufactured a commercial-scale drug, or conducted sales and marketing activities. Through September 30, 2024, we had received approximately $54.8 million of net proceeds, primarily from our IPO, other equity financings, our SBIR Awards and from borrowings between 2018 and 2020 under convertible promissory notes.

We have incurred significant operating losses since inception. Our net losses were approximately $10.8 million and $18.5 million for the nine months ended September 30, 2024, and the year ended December 31, 2023, respectively. At September 30, 2024, we had an accumulated deficit of approximately $57.3 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates for which there is no assurance of occurrence. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

At September 30, 2024, we had cash of approximately $1.9 million. We believe that these funds will be sufficient to fund our operating expenses and capital expenditure requirements into late 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Components of our results of operations

Revenue

To date, we have not generated any revenue from any sources, including from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future. If development efforts for our product candidates are successful and result in regulatory approval of any product candidate, or license agreements with third parties, we may generate revenue in the future from product sales or licensing agreements. However, there can be no assurance as to when, if ever, we will generate any such revenue.

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of product candidates. We expense research and development costs as incurred, which include:

➢	expenses incurred in preclinical and clinical development, including manufacturing activities;
➢	expenses incurred to conduct the manufacturing, preclinical studies and clinical trials related to seeking regulatory approval to market product candidates that have successfully completed clinical trials;
➢	expenses incurred under agreements with contract research organizations, or CROs, conducting drug discovery work, preclinical studies, and clinical trials for us, and with contract manufacturing organizations, or CMOs, engaged to produce preclinical and clinical drug substance and drug product for our research and development activities;
➢	other costs related to acquiring and manufacturing materials in connection with our drug discovery efforts and our preclinical studies, materials for our clinical trials, including manufacturing validation batches, as well as costs related to investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
➢	payments made under third-party licensing, acquisition and option agreements;
➢	personnel-related expenses for research and development personnel, including salaries, benefits, travel and other related expenses, and share-based compensation expense;
➢	costs related to compliance with regulatory requirements; and
➢	allocated facilities costs, including rent and utilities, and depreciation and other facilities or equipment expenses.

We recognize external development costs based on an evaluation of the progress toward completion of specific tasks using information provided to us by our employees, consultants and service providers, including CROs and CMOs. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, the estimated level of service performed and the associated costs incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. Nonrefundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are subsequently expensed as the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

We seek to track our research and development expenses on a program-by-program basis. Our direct external research and development expenses comprise primarily payments to outside consultants, CROs, CMOs, research laboratories, and suppliers in connection with our preclinical development, process development, manufacturing and clinical development activities. Our direct external research and development expenses also includes fees incurred under license and option agreements. We do not intend generally to allocate costs of management personnel, certain costs associated with our discovery efforts, certain supplies used in the laboratory, and certain facilities costs, including depreciation or other indirect costs, to specific programs when these costs are incurred across multiple programs and where it may not be practical to track them by program. We use internal resources along with outside parties primarily to conduct our research and discovery as well as for managing our preclinical development, process development, manufacturing and clinical development activities.

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

On July 29, 2022, the Company signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, the Company anticipated making certain expenditures with respect to Phase I and Phase II clinical trials in part through MD Anderson as a clinical site. MD Anderson was also expected to provide preclinical work under the collaboration. The details of clinical and preclinical work were to be mutually agreed by the parties prior to commencing work. The Company had agreed to fund up to $10 million over the term of the collaboration. In January 2023, the Company made an initial payment of $250,000 to MD Anderson recorded as a Prepaid Expense pending such time as payments under the collaboration became due. As a result of changes at MD Anderson and the Company, the Company and MD Anderson have agreed to terminate the collaboration but to continue the Company’s clinical trial currently underway at MD Anderson. Initial expenses of the clinical trial will be charged against the initial payment made to MD Anderson and for the three and nine months ended September 30, 2024 and 2023, were $0 in all periods.

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

Results of operations

The following table summarizes the approximate amounts of our results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change

	(in thousands)
Operating Expenses
Research and development	$1,227	$3,342	$(2,115)	$6,068	$8,900	$(2,832)
General and administrative	938	1,968	(1,030)	4,500	6,421	(1,921)
Total operating expenses	2,165	5,310	(3,145)	10,568	15,321	(4,753)
Operating loss	(2,165)	(5,310)	3,145	(10,568)	(15,321)	4,753
Other income (expense)
Grant income	12	27	(15)	39	896	(857)
Currency exchange gain (loss)	(157)	—	(157)	(285)	—	(285)
Interest income	—	—	—	—	5	(5)
Interest expense	(11)	(17)	6	(25)	(39)	14
Total other income (expense)	(156)	10	(166)	(271)	862	(1,133)
Net loss	$(2,321)	$(5,300)	$2,979	$(10,839)	$(14,459)	$3,620

Comparison of the three and nine months ended September 30, 2024 and 2023

Research and development expenses

Research and development, or R&D, expenses decreased $2,115 thousand and $2,832 thousand, respectively, in the three and nine months ended September 30, 2024, compared to the same periods in 2023. The decrease in the three month period of 2024 reflects primarily decreased compensation and benefits (lower cash compensation costs offset by an increase in noncash expenses of share-based compensation) and increased clinical trial related expenses, offset in part by reduced materials, supplies, consulting and purchased services costs. The decrease in the nine month period of 2024 reflects primarily reduced materials, supplies, consulting and purchased services costs offset in part by increased compensation and benefits (primarily noncash expenses of share-based compensation offset in part by lower cash compensation costs), increased clinical trial related expenses and higher intellectual property costs.

General and administrative expenses

General and administrative expenses decreased $1,030 thousand and $1,921 thousand, respectively, in the three and nine months ended September 30, 2024, compared to the same periods in 2023. The decrease in the three month period of 2024 reflects primarily reduced compensation, consulting and insurance expenses offset in part by increased legal fees and costs of being a public company. The decrease in the nine month period of 2024 reflects primarily decreased compensation and benefits (primarily increased noncash expenses of share-based compensation offset by lower cash compensation costs), and reduced legal, consulting, insurance and travel expenses offset in part by increased costs of being a public company.

Grant Income

Grant income decreased $15 thousand and $857 thousand, respectively, in the three and nine months ended September 30, 2024, compared to the same periods in 2023. Prior to September 2024, grant income was recognized under an NIH grant awarded in April 2021 to fund certain costs to advance our lead therapeutic candidate into clinical trials. The award ended in March 2024. Beginning in September 2024, grant income related to the 2024 Award.

Interest expense

Interest expense was $11 thousand and $25 thousand, respectively, in the three and nine months ended September 30, 2024. These amounts reflect imputed interest expense charged in connection with our right-of-use asset and charges for the premium finance program related to our directors’ and officers’ liability insurance.

Interest income

Interest income was $0 for the three and nine months ended September 30, 2024. Interest income primarily reflects our low cash balances.

Currency exchange gain (loss)

Loss on currency exchange was $157 thousand and $285 thousand, respectively, in the three and nine months ended September 30, 2024, reflecting exchange rates on billings in Euros from certain vendors.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(10,190)	$(12,411)
Net cash used in investing activities	(21)	(36)
Net cash provided by financing activities	9,319	14,931
Net change in cash	$(892)	$2,484

Comparison of the nine months ended September 30, 2024 and 2023

Operating activities

During the nine months ended September 30, 2024, we used cash of $10,190 thousand in operating activities compared to $12,411 thousand used in the nine months ended September 30, 2023. Cash used in operating activities in 2024 primarily reflected our net loss of $10,839 thousand offset partly by an increase of $1,531 thousand in non-cash charges for share-based compensation expense, $331 thousand in amortization of right-of-use asset, and depreciation of $81 thousand, and reductions in grant receivable of $12 thousand, $37 thousand in prepaid expenses and other current assets, and in accounts payable and accrued expenses of $920 thousand.

Changes in accounts payable and accrued expenses were generally due to the amounts and timing of vendor invoicing and payments.

Investing activities

During the nine months ended September 30, 2024, we used cash of $21 thousand in investing activities, primarily for purchases of laboratory and computer equipment, compared to $36 thousand used for such purchases in the nine months ended September 30, 2023.

Financing activities

During the nine months ended September 30, 2024, we obtained cash of $9,319 thousand (net) from the sale of common stock, including from exercises of warrants. During the nine months ended September 30, 2023, we obtained cash of $14,931 thousand (net) from the sale of common stock.

Liquidity and capital resources

Sources of liquidity

Since inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if ever. We have funded our operations to date primarily with proceeds from borrowings under convertible promissory notes, funds from our IPO and other equity financings, and our SBIR Awards. Through September 30, 2024, we had received net cash proceeds of approximately $54.8 million from these sources.

At September 30, 2024, we had cash of approximately $1.9 million.

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

We believe that our cash of approximately $1.9 million at September 30, 2024, will be sufficient to fund our operating expense and capital expenditure requirements into late 2024. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we expect. We do not believe that our existing cash will be sufficient to fund our planned operating and capital expenditures for at least the next 12 months from the date of our financial statements included elsewhere herein. Changed circumstances may also result in the depletion of our capital resources more rapidly than we currently anticipate. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that we will require additional capital for additional research, development, and clinical trials, as we seek regulatory approval of our product candidates, for operations, and for licenses or acquisitions of other product candidates we may choose to pursue. If we receive regulatory approval for TTX-MC138 or other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, all of which will vary depending on where and how we choose to commercialize approved product candidates.

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

Contractual obligations and commitments

At September 30, 2024, we had future minimum lease payments under one non-cancelable operating lease commitment of approximately $154 thousand. We enter into contracts in the normal course of business with CROs, collaborators, CMOs and other third-parties for the manufacture of our product candidates, to support clinical trials and preclinical research studies and testing, and for other purposes. Any payments due upon completion or cancellation of these contracts generally consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation although some agreements provide for termination fees or payments for the balance of the term of the agreement.

Collaboration Obligations

On July 29, 2022, the Company signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, the Company anticipated making certain expenditures with respect to Phase I and Phase II clinical trials in part through MD Anderson as a clinical site. MD Anderson was also expected to provide preclinical work under the collaboration. The details of clinical and preclinical work were to be mutually agreed by the parties prior to commencing work. The Company had agreed to fund up to $10 million over the term of the collaboration. In January 2023, the Company made an initial payment of $250,000 to MD Anderson recorded as a Prepaid Expense pending such time as payments under the collaboration became due. As a result of changes at MD Anderson and the Company, the Company and MD Anderson have agreed to terminate the collaboration but to continue the Company’s clinical trial currently underway at MD Anderson. Initial expenses of the clinical trial will be charged against the initial payment made to MD Anderson and for the three and nine months ended September 30, 2024 and 2023, were $0 in all periods.

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

While our significant accounting policies are described in more detail in Note 2 to our financial statements elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

The estimating process involves reviewing open contracts and purchase orders, communicating with our relevant personnel to identify services that have been performed on our behalf or deliveries of materials made to us, and estimating the level of service performed and the associated cost incurred for those services when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. As of each balance sheet date, we make estimates of our accrued expenses based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

➢	vendors, including research and analytical laboratories, in connection with preclinical and clinical development activities;
➢	CROs and investigative sites in connection with preclinical testing and clinical trials; and
➢	CMOs in connection with the production of drug substance and drug product formulations for use in preclinical testing and clinical trials.

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

As of the date of our financial statements included elsewhere in this Quarterly Report on Form 10-Q, we had issued restricted stock and stock options, each with service-based vesting conditions, and recorded share-based compensation expense resulting from those awards as vesting occurred. All shares of restricted stock have vested and there is no further compensation expense to be recorded in connection with restricted stock. We would apply the graded-vesting method to all share-based awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

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

As the warrants issued upon our financings in 2023 and in the nine months ended September 30, 2024, meet the criteria for equity classification under ASC 815, those warrants were classified as equity as of September 30, 2024, and December 31, 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk related to changes in interest rates. At September 30, 2024, and December 31, 2023, our cash was held in checking and savings accounts at major U.S. banks. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our holdings, an immediate 10% change in the interest rate would not materially affect the fair market value of our investments or our financial position or results of operations.

At September 30, 2024, and December 31, 2023, we had no debt outstanding other than liabilities related to the right-of-use asset from our sublease in Newton, Massachusetts. We currently, therefore, are not subject to interest rate risk related to debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Euro, the currency for certain of our major purchases. For the nine months ended September 30, 2024, we recognized a loss on foreign currency transactions of $285 thousand recorded as a component of other income (expense) in our statements of operations. An immediate 5% change in the Euro exchange rate would not have a material effect on our results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon such evaluation, and due to the material weakness described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Quarterly Report on Form 10-Q, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective.

Continuing Remediation Efforts

To remediate the material weaknesses in our internal control over financial reporting and address the material weaknesses in our accounting processes, we previously began and continue to implement steps to address the internal control deficiencies that contributed to the material weaknesses, including the following:

●	implementing more robust accounting policies and procedures;
●	hiring of or engaging additional finance and accounting personnel including consultants and other third-party resources with requisite experience and technical accounting expertise;
●	implementing new accounting and operating software;
●	documenting and formally assessing our accounting and financial reporting policies and procedures; and
●	assessing significant accounting transactions and other technical accounting and financial reporting issues, preparing accounting memoranda addressing these issues and maintaining these memoranda in our corporate records.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures taken to date as described above, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2024, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023, or our Annual Report, filed with the SEC, as amended and supplemented by the information in our subsequent Quarterly Reports on Form 10-Q or other subsequent filings, together with all of the other information contained in this Quarterly Report, including our unaudited financial statements and the related notes appearing elsewhere in this Quarterly Report, and the risk factors set forth below. The risk factors disclosure in our Annual Report and subsequent Quarterly Reports on Form 10-Q is qualified by the information that is described in this Quarterly Report. Any of these factors could result in a significant or material adverse effect on our business, results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also have a material adverse effect on our business, financial condition or results of operations. You should review the risk factors in our Annual Report and the risk factors discussed below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We could lose our listing on the Nasdaq Capital Market if we do not meet Nasdaq stockholders’ equity requirement, if the closing bid price of our common stock does not increase as required, or if we fail to obtain shareholder ratification of the July 2024 Offering. The loss of our Nasdaq listing would in all likelihood make our common stock significantly less liquid and adversely affect its value.

In the third quarter 2024, the Company received three letters from the Nasdaq Stock Market (“Nasdaq”) Staff notifying the Company that it was not in compliance with Nasdaq Listing Rules 5550(a)(2) (the “Bid Price Rule”), 5550(b)(1) (the “Equity Rule”) or any of the alternative requirements in Listing Rule 5550(b), and 5635(d) (the “Shareholder Approval Rule”). As a result, the shares of the Company’s common stock are subject to delisting from The Nasdaq Capital Market. On October 1, 2024, the Company appealed the Staff’s determination to a Nasdaq Hearings Panel (the “Panel”) and, on November 4, 2024, the Company was informed that the Panel granted the Company a formal extension to regain compliance with the Nasdaq Listing Rules.

In order to regain compliance with the Nasdaq Listing Rules, the Company must, (i) on or before November 22, 2024, obtain approval for a reverse stock split in a ratio sufficient to regain compliance with the Bid Price Rule; (ii) on or before November 22, 2024, obtain shareholder ratification of the July 2024 Offering; (iii) on or before December 31, 2024, demonstrate compliance with the Bid Price Rule; (iv) on or before December 31, 2024, have filed a public disclosure describing the transactions undertaken by the Company to achieve compliance and demonstrate long-term compliance with the Equity Rule and provide an indication of its equity following those transactions; and (v) on or before December 31, 2024, have provided the Panel with income projections for the next twelve months, with all underlying assumptions clearly stated and evidence compliance with all other applicable criteria for continued listing on the Nasdaq Capital Market. There can be no assurance that the Company will successfully regain compliance with the Nasdaq Listing Rules.

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

As further described elsewhere in this Quarterly Report on Form 10-Q, in light of our financial position and our need to raise additional capital, delisting of our common stock from the Nasdaq Capital Market would materially limit our ability to obtain additional equity capital. We may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such restructuring activities, holders of our common stock and other securities will likely suffer a total loss of their investment.

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

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of September 30, 2024, we had cash of approximately $1.9 million. We do not believe that this cash will enable us to fund our operating expenses and capital requirements beyond late 2024. We will need to raise additional capital to continue as a going concern. The failure to obtain sufficient additional funds on commercially acceptable terms to fund our operations and satisfy our obligations to creditors may have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations in the near-term. We will likely need to consider additional cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating our development programs, and we may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such future restructuring activities, holders of our common stock and other securities will likely suffer a total loss of their investment.

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

August
TRANSCODE THERAPEUTICS, INC.

Date: November 14, 2024	/s/ Thomas A. Fitzgerald
Thomas A. Fitzgerald
Interim Chief Executive Officer; Chief Financial Officer
(Principal Financial and Accounting Officer)