Form 10-K
period 2024-12-31
Transcode Therapeutics, Inc.
filed 2025-04-15
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission File Number: 001-40363

TRANSCODE THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	81-1065054 (I.R.S. Employer Identification No.)

, Massachusetts
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

As of June 30, 2024, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $7.3 million, based upon the closing price of the Registrant’s common stock on June 28, 2024. In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of April 11, 2025, was 23,341,336.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the Registrant’s definitive Proxy Statement for its 2025 annual meeting of stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year end of December 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

TRANSCODE THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are included in this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

➢	our cash position, our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources, our need for additional financing and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
➢	a potential delisting of our common stock from trading on the Nasdaq Capital Market;
➢	our ability to continue as a going concern;
➢	the results and timing of our preclinical and clinical trial activities, including but not limited to our ability to enroll a sufficient number of patients timely to advance our clinical trials;
➢	our ability to expand our therapeutic candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
➢	the therapeutic benefits, effectiveness and safety of our therapeutic candidates;
➢	our ability to receive regulatory approval for our therapeutic candidates in the United States, Europe and other geographies;
➢	the expected regulatory approval pathway for our therapeutic candidates;
➢	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
➢	our ability to maintain adequate quality processes and oversight of vendors
➢	our ability to secure raw materials to support continued drug substance and drug product manufacturing
➢	our reliance on third-parties for the planning, conduct, management and monitoring of clinical trials, for the manufacture of clinical drug supplies and drug product meeting our specifications, and for other requirements;
➢	our estimates of the size and characteristics of the markets that may be addressed by our therapeutic candidates;
➢	market acceptance of our therapeutic candidates that are approved for marketing in the United States or other countries;
➢	our ability to successfully commercialize our therapeutic candidates, if approved for marketing;
➢	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our therapeutic candidates have been developed to treat;
➢	our ability to utilize our proprietary technological approach to develop and commercialize our therapeutic candidates;
➢	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
➢	our ability to protect our own or in-licensed intellectual property and operate our business without infringing the intellectual property rights of others;
➢	our ability to attract, retain and motivate key personnel;
➢	our ability to generate revenue and become profitable;
➢	our reliance on third-party manufacturers to manufacture our drug substance and drug product that meets with our design specifications;
➢	our dependance on contract research organizations and other parties to manage our clinical trials;

➢	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K and in our other regulatory filings;
➢	the outcome of our currently open Phase I/II clinical trial, which commenced in the third quarter of 2024, and our ability to complete this trial;
➢	the impact of natural disasters, global pandemics (including further outbreaks of existing strains of COVID-19 or new variants of the virus), armed conflicts and wars, labor disputes, lack of raw materials or other supplies, issues with facilities and equipment, or other forms of disruption to business operations at our manufacturing or laboratory facilities or those of our vendors; and
➢	potential collaborations to license and commercialize any therapeutic candidates for which we receive regulatory approval in the future in or outside the United States.

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

Summary of Material Risks

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully elsewhere in this Annual Report on Form 10-K and include, but are not limited to, the following:

➢	our low cash position and our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
➢	our business is highly dependent on the success of TTX-MC138, our lead therapeutic candidate which is at the early stages of development. Our therapeutic and diagnostic candidates require significant additional preclinical, clinical development and manufacturing validation before we may be able to seek regulatory approval for and launch approved products commercially;
➢	a potential delisting of our common stock from trading on the Nasdaq Capital Market if we do not comply with Nasdaq listing requirements;
➢	our ability to continue as a going concern;
➢	the results and timing of our preclinical and clinical trial activities, including but not limited to our ability to enroll a sufficient number of patients timely to advance our clinical trials;
➢	our ability to expand our therapeutic candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
➢	the therapeutic benefits, effectiveness and safety of our therapeutic candidates;
➢	our ability to receive regulatory approval for our therapeutic candidates in the United States, Europe and other geographies;
➢	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
➢	our reliance on third-parties for the planning, conduct, management and monitoring of clinical trials, for the manufacture of clinical drug substance and drug product that meets our specifications and for other requirements;
➢	market acceptance of our therapeutic candidates that are approved for marketing in the United States or other countries;
➢	our ability to successfully manufacture and commercialize our therapeutic candidates;
➢	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our therapeutic candidates have been developed to treat;
➢	our ability to utilize our proprietary technological approach to develop and commercialize our therapeutic candidates;
➢	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
➢	our ability to protect our intellectual property and operate our business without infringing the intellectual property rights of others;
➢	our ability to attract, retain and motivate key personnel;
➢	our ability to generate revenue and become profitable;
➢	our ability to initiate and complete our clinical trials;
➢	our ability to arrange potential collaborations to license and commercialize any therapeutic candidates for which we receive regulatory approval in the future in or outside the United States;
➢	clinical development involves a lengthy, complex and expensive process, with an uncertain outcome, and the results of preclinical studies, manufacturing, and early-stage clinical trials of our therapeutic candidates may not be predictive of the results of later-stage clinical trials;
➢	we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development, manufacturing and commercialization of TTX-MC138 or any of our other therapeutic candidates;
➢	quality problems could delay or prevent delivery of our materials for clinical trials or to the market;

➢	changes in methods of therapeutic candidate manufacturing or formulation may result in additional costs or delays;
➢	our therapeutic candidates may cause undesirable side effects or death or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences;
➢	if we are unable to advance our therapeutic candidates to clinical development, obtain regulatory approval and ultimately commercialize our therapeutic candidates or if we experience significant delays in doing so, our business will be materially harmed;
➢	even if we receive regulatory approval of TTX-MC138 or any of our other therapeutic candidates, we will be subject to ongoing regulatory requirements and continued regulatory review, which may result in significant additional expense. We may be subject to penalties if we fail to comply with regulatory requirements;
➢	obtaining and maintaining regulatory approval for our therapeutic candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval for that or of any of our other therapeutic candidates in other jurisdictions;
➢	we expect to rely on third-parties to manufacture and supply materials we require for research and development, preclinical studies and clinical trials which could result in supplies that are limited or interrupted or which may not be of satisfactory quantity or quality or other delays or disruptions;
➢	our ability to import drug product from outside the U.S. which may be expensive and require extensive regulatory approval resulting in potential delays in conducting clinical trials or commercial launch;
➢	ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations;
➢	we face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do;
➢	the price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock;
➢	we are subject to geopolitical risks, economic volatility, anti-corruption laws, export and import restrictions, local regulatory authorities and the laws and medical practices in foreign jurisdictions;
➢	we have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the trading price of our common stock, and
➢	other risks and uncertainties, including those listed under the caption “Risk Factors” in this Annual Report on Form 10-K and in our other regulatory filings.

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

On January 16, 2024, the Company effected a reverse split of the Company’s common stock, either issued and outstanding or held by the Company as treasury stock, (the “January 2024 Reverse Split”) previously approved by the Board and stockholders of the Company. The January 2024 Reverse Split was at a ratio of one share for every 40 shares previously held with no change in the par value per share. The January 2024 Reverse Split did not change the number of authorized shares of common stock.

On December 4, 2024, the Company effected a reverse split of the Company’s common stock, either issued and outstanding or held by the Company as treasury stock, (the “December 2024 Reverse Split”) previously approved by the Board and stockholders of the Company. The December 2024 Reverse Split was at a ratio of one share for every 33 shares previously held with no change in the par value per share. The December 2024 Reverse Split did not change the number of authorized shares of common stock.

All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have been retroactively adjusted to reflect the 2023 Reverse Split, the January 2024 Reverse Split, and the December 2024 Reverse Split.

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

TransCode has created a design engine to customize the development of RNA therapeutics. Our engine is modular, both at the levels of the core delivery vehicle, which we call TTX, and with respect to therapeutic loading. The size, charge, and surface chemistry of TTX can be tuned to optimize (i) delivery to the intended genetic target and (ii) the therapeutic load. The therapeutic load, consisting of synthetic oligonucleotides, can also be adapted to the specific approach being developed. Approaches can include RNA interference, or RNAi, such as small interfering RNAs, or siRNAs, and non-coding RNA mimics. Other approaches can include antisense oligonucleotides, or ASOs, as well as Pattern Recognition Receptors such as RIG-I. Our TTX platform can further be used for developing radioligand, small molecule, antibody, peptide, or protein-based therapeutics and other custom products targeting known and novel biomarkers and other genetic elements as they are discovered and validated.

Our lead therapeutic candidate, TTX-MC138, targets microRNA-10b, or miR-10b, a master regulator of metastatic cell viability in a range of cancers, including breast, pancreatic, ovarian, colon, glioblastomas, and several others. TransCode submitted to the U.S. Food and Drug Administration, or FDA, an exploratory Investigational New Drug application, or eIND, on November 30, 2022. The eIND was to conduct a First-in-Human, or FIH, clinical trial with a radiolabeled form of TTX-MC138 called TTX-MC138-NODAGA-Cu64. We received written authorization from the agency on December 23, 2022, to proceed with the Phase 0 clinical trial. The trial was designed to demonstrate quantitative delivery of TTX-MC138 to metastatic lesions in subjects with advanced solid tumors. On May 29, 2024, we announced preliminary data from our Phase 0 clinical trial with radiolabeled TTX-MC138 suggesting effective targeting of metastatic lesions and pharmacodynamic activity in blood, even at a microdose. The results from the patient dosed in the Phase 0 clinical trial indicate that a microdose of radiolabeled TTX-MC138 resulted in significant inhibition of the drug candidate’s molecular target, miRNA-10b, in the patient’s blood. Specifically, after injection, the amount of miR-10b in the patient’s blood at 24 hours following dosing was approximately 66% lower than levels prior to administration of radiolabeled TTX-MC138. We believe these data support our belief that clinical development of TTX-MC138 has the potential for clinical benefit in patients with metastatic cancer. In addition, the Phase 0 clinical trial also quantified the amount of drug candidate delivered to metastatic lesions, providing further indication that TTX-MC138 accumulated in metastatic tumors. The increase of radioactive lesion-to-blood ratios suggests that circulating TTX-MC138 is actively taken up by the cancerous tissue. Overall, the microdose of radiolabeled TTX-MC138 was well tolerated with no adverse events observed. We are currently finalizing the clinical study report and plan to share the results through publication in a scientific journal.

After submitting an Investigational New Drug application, or IND, for a Phase I/II clinical trial with TTX-MC138, on April 14, 2024, we received an Investigational New Drug “Study May Proceed” letter from the FDA to conduct a Phase I/II clinical trial. The clinical trial is an open-label, multicenter study in cancer patients with advanced solid tumors. The objectives of this trial are to evaluate the safety and tolerability of escalating dose levels of TTX-MC138 to determine its maximum tolerated dose, or MTD from which we anticipate selecting a recommended Phase 2 dose, or RP2D, level. On September 17, 2024, we announced the dosing of the first subject in the Phase I/II study. On October 10, 2024, we announced completion of the first cohort of three patients in the Phase I clinical trial, and, on October 23, 2024, we announced receipt of the clinical trial Safety Review Committee’s authorization to proceed with dosing the second patient cohort. On January 14, 2025, we announced dosing of the first patient in Cohort 3 of our phase I/II study. On March 13, 2025, we announced approval from the clinical trial Safety Review Committee to open the fourth cohort and enroll additional patients in Cohort 3 to build upon the safety profile of TTX-MC138. Preliminary data indicate no significant safety or dose limiting toxicities reported in Cohorts 1, 2, or 3 and PK and PD data from patients in Cohort 1 and Cohort 2 is consistent with preclinical results and results from our Phase 0 clinical trial. Key assessments in the clinical trial characterize the safety, pharmacokinetic, pharmacodynamic and anti-tumor activity thus identifying a maximum tolerated dose (MTD) and ensuring the mechanism of action is on target. The study also is exploring the effect of TTX-MC138 on biomarker expression, which may include miR-10b expression, and miR-10b downstream targets (RNA sequencing). Clinical assessments to further evaluate TTX-MC138 include clinical laboratory exams, CT scan assessments, and response assessments per RECIST.

Our preclinical programs include TTX-siPDL1, an siRNA-based modulator of programmed death-ligand 1, or PD-L1, and two indication-agnostic programs, TTX-RIGA, an RNA-based agonist of the retinoic acid- inducible gene I, or RIG-I, targeting activation of innate immunity in the tumor microenvironment; and TTX-siMYC, an siRNA-based MYC inhibitor.

MD Anderson Cancer Center Alliance

In late 2024, we and The University of Texas M. D. Anderson Cancer Center (“MD Anderson”) agreed to amend our five-year strategic collaboration agreement in favor of MD Anderson focusing solely on participation in our Phase 1/II clinical trial. This amendment relieved us from the obligation to make up to $10 million of collaboration payments. We are obligated to pay charges incurred by MD Anderson in connection with the clinical trial.

Proprietary TTX Drug Design Engine

The therapeutic potential of RNA in oncology remains an unrealized promise due to the difficulty in safely and effectively delivering oligonucleotides to tumors. TransCode believes it is now closer to solving this challenge by means of a proprietary drug design engine, our TTX platform.

TTX has been used successfully to deliver oligonucleotide, peptide, small molecule, radioligand, and protein payloads to cancer cells in preclinical animal models. In addition, TTX has been used to deliver oligonucleotide payloads to macrophages in multiple organs, including lungs, liver, lymph nodes, and tumors. The TTX design engine can be tailored in terms of size, charge, surface coating, conjugation chemistry, and payload to meet desired PK, PD, and tissue targeting specifications. The TTX drug design engine is envisioned for the treatment of cancer and pathologies related to macrophage dysfunction.

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

TTX-MC138 leverages TransCode’s TTX drug design engine to target miRNA-10b using antisense technology.

Our scientific co-founders conducted a variety of preclinical animal studies involving human metastatic breast cancer models. In these studies, TTX-MC138 was successfully delivered to existing metastatic lesions in the lymph nodes, lungs, and bones as shown by non-invasive imaging performed 24 hours after injection. In five separate studies involving over 125 mice, TTX-MC138 was injected into mice in which human metastatic breast cancer cells had been implanted. These mouse models included the rodent 4T1-luc2 orthotopic allograft, which is a very aggressive model of stage IV metastatic breast cancer, the human MDA-MB-231-luc-D3H2LN xenograft, which is a stage II/III cancer model, and the human MDA-MB-231-BrM2-831 xenograft, which is a model of breast cancer metastatic to the brain. Tumors in mice implanted with MDA-MB-231 cells typically progress from localized disease to lymph node metastases within 21 days of implantation. Tumors in mice implanted with 4T1-luc2 cells typically progress to distant sites in the animals within 10 days of implantation.

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

In 2023, we conducted a FIH clinical trial with TTX-MC138-NODAGA-Cu64 (a radiolabeled version of TTX-MC138). Trial subjects were to receive a single injection of a microdose of TTX-MC138-NODAGA-Cu64, followed by imaging by integrated positron emission tomography-magnetic resonance imaging, or PET-MRI. The Phase 0 trial intended to quantify the amount of radiolabeled TTX-MC138 delivered to metastatic lesions and the pharmacokinetics and biodistribution of the therapeutic candidate in cancer patients. One patient was dosed in the Phase 0 trial. On May 29, 2024, we announced new preliminary data from the Phase 0 clinical trial suggesting anti-tumor activity. The new results from the patient dosed in the Phase 0 clinical trial indicate that a microdose of radiolabeled TTX-MC138 resulted in significant inhibition of the drug candidate’s molecular target, miRNA-10b, in the patient’s blood. Specifically, after injection, the amount of miR-10b in the patient’s blood at 24 hours following dosing was approximately 66% lower than levels prior to administration of radiolabeled TTX-MC138. We believe these data support our belief that clinical development of TTX-MC138 has the potential for clinical benefit in patients with metastatic cancer. In addition, the Phase 0 clinical trial also quantified the amount of drug candidate delivered to metastatic lesions, providing further eindication that TTX-MC138 accumulated in metastatic tumors. The increase of radioactive lesion-to-blood ratios suggests that circulating TTX-MC138 is actively taken up by the cancerous tissue. Overall, the microdose of radiolabeled TTX-MC138 was well tolerated with no adverse events observed. We are preparing the study’s final report and plan to publish the complete results.

In April 2024, we received an Investigational New Drug “Study May Proceed” letter from the FDA to conduct a Phase I/II clinical trial with TTX-MC138. The Phase I/II clinical trial is an open-label, multicenter study in cancer patients with advanced solid tumors. The objectives of this trial are to evaluate safety and tolerability of escalating dose levels of TTX-MC138. The objective of the dose-escalation stage of the trial is to determine the maximum tolerated dose, or MTD, of TTX-MC138 from which we anticipate selecting a recommended Phase 2 dose, or RP2D, level. On September 17, 2024, we announced the dosing of the first patient in the Phase I/II clinical trial. On October 10, 2024, we announced completion of the initial dosing of the first cohort’s three patients, and, on October 23, 2024, we announced receipt of the clinical trial’s Safety Review Committee’s authorization to proceed with dosing the second patient cohort. On January 14, 2025, we announced dosing the first patient in Cohort 3 of the clinical trial. On February 6, 2025, we announced completion of the initial dosing of Cohort 3. On March 13, 2025, we announced the Safety Review Committee’s approval to begin dosing the fourth cohort of the clinical trial. We announced the initial dosing of the first patient in Cohort 4 on March 27, 2024. Key assessments in the clinical trial characterize the safety, pharmacokinetic, pharmacodynamic and anti-tumor activity thus identifying a maximum tolerated dose (MTD) and ensuring the mechanism of action is on target. The study is also exploring the effect of TTX-MC138 on biomarker expression, which may include miR-10b expression, and miR-10b downstream targets (RNA sequencing). Clinical assessments to further evaluate TTX-MC138 include clinical laboratory exams, CT scan assessments, and response assessments per RECIST.

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

Modular Design for Therapeutic Development — Our discovery platform consists of a modular ‘toolbox’ for developing therapeutic candidates designed to attack specific disease-causing RNA targets based on the phenomenon of genetic complementarity. These therapeutic candidates incorporate synthetic oligonucleotides, or oligos, that can be designed as antagomirs, mimics, miRNA sponges, siRNA duplexes, ribozymes, and others depending on the desired therapeutic strategy. In addition to the varied oligo design approach, we can also synthesize therapeutics with tunable chemistry properties. Combined, the modularity and tunability of these oligonucleotides and nanocarrier components may enable the potential to synthesize libraries of therapeutic agents designed for a given indication or a given patient in terms of therapeutic oligonucleotide design, size, surface coating and charge, hydrophilicity and hydrophobicity, and antigen- targeting through incorporation of targeting peptides.

Delivery — Our strategy seeks to leverage a modular carrier that can be tailored in terms of size, charge, conjugation chemistry, payload release mechanism and kinetics, in order to meet predesigned PK, PD, biodistribution, and tissue targeting. This delivery technology differentiates us from competitive delivery approaches, many of which rely on lipid particles or chemical structures, such as GalNAc. Competitive delivery approaches effectively target sites in the liver but not sites in tumors and metastases. Our carrier is optimized for targeting cancer cells and macrophages.

We believe that our competitive advantages include effectively reaching tumors and metastases, achieving robust target engagement in tumor cells, and an anticipated wide therapeutic window based on our clinical and preclinical experience.

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

The following graphic summarizes our modular design approach:

Our Team

At TransCode, we are driven to change how cancer is treated both as a therapeutic modality and in terms of improving patient outcomes. We believe in the potential of RNA therapeutics to offer patients complete regression of their disease without recurrence rather than the current norm of giving patients additional months of survival. We are led by an experienced team of dedicated scientists and experts with decades of experience in the foundational areas of RNA and drug development, including RNA chemistry and biology, and nanotechnology. Our Interim CEO, Thomas Fitzgerald, has experience with financings, mergers, acquisitions, licensings, partnership collaborations and other corporate transactions. Dr. Zdravka Medarova, our Co-Founder and Chief Scientific Officer, is a geneticist and cancer biologist by training. She is an internationally recognized leader in the field of non-coding RNAs for cancer therapy and one of the inventors of TransCode’s technology. She developed the core TTX delivery platform and validated many of the therapeutic targets. Dr. Anna Moore, our other scientific Co-Founder, is internationally known for her groundbreaking research on targeted imaging and image-guided therapy. Mr. Fitzgerald, who also serves as our CFO, has over 30 years of accomplishments as a CFO and an investment banker for companies from emerging growth to turnarounds to Fortune 500 companies in the life sciences, technology, financial and industrial sectors. While CFO at a prior company, he also served as interim CEO. In addition, the management team includes Susan Duggan, Senior VP of Operations. Our advisory team and industry-leading consultants have many years of experience in chemistry manufacturing controls, or CMC, scaleup and commercialization of oligonucleotide and nanoparticle-based therapeutics as well as strong expertise in medical, preclinical, quality systems management, regulatory affairs, business strategy, legal affairs, and clinical development.

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

The following table summarizes our development pipeline:

Our Strategy

Our goal is to become a leading oncology-focused biotechnology company, leveraging our proprietary drug design engine to discover, develop and commercialize transformative treatments that could result in cancer being managed as a chronic disease. Our primary near-term objective is to complete our Phase 1 clinical trial with TTX-MC138. Key components of our strategy include the following:

➢	Prioritize the clinical development of TTX-MC138 and other programs to deliver potentially transformative therapies to patients. The drug design engine takes advantage of the “coded” nature of the genome and transcriptome. Because of that, synthetic oligonucleotides provide an ideal platform for rational design of therapeutic and diagnostic agents based on the phenomenon of complementarity. This approach can be used while relying on recent advances in bioinformatics, genomics, and transcriptomics. The therapeutic molecules can be antisense oligonucleotides, siRNA duplexes, ribozymes, miRNA mimics, immunostimulatory RNAs and others. These molecules can be synthesized to target portions of the code that are aberrant in disease and thus the unique genome of the patient could, in turn, direct us to an equally unique cocktail of therapeutic agents. We are specifically focused on delivering therapeutic solutions that reach previously inaccessible targets, in particular, those in which the biological pathways are clinically and genetically well-validated, to address significant unmet medical needs within broad patient populations. We believe that TTX-MC138 and our other programs have the potential to treat multiple cancer indications that fit these criteria.

➢	Further expand the capabilities of our TTX drug design engine to additional RNA targets. We believe our ability to identify and utilize previously undruggable RNA targets, particularly those with selective or restricted expression, may unlock new opportunities across broad therapeutic applications.
➢	Continue to build a broad and diverse pipeline of novel oncology therapeutic candidates. Guided by our drug development principles and the clinical trial results from our TTX-MC138 program, we intend to continue to identify therapeutic targets that have disruptive therapeutic potential and are predicted to be well-suited for a therapeutic approach. Given the unique genetic profiles in some of the patient populations that we aim to serve, we plan to continue to leverage a precision medicine approach to help identify patients with the highest probability of responding to our therapeutic candidates. The capabilities of our discovery platform, such as our expanded toolbox that includes our image capable delivery system, enable us to pursue targets linked to a wider range of indications.
➢	Expand and protect our proprietary know-how and intellectual property. We are developing a broad patent portfolio meant to protect our intellectual property, which we intend to expand further. Our intellectual property, which includes proprietary know-how as well as various patents, applies not only to our licensed compounds but also to other technologies owned by or licensed to TransCode.
➢	Explore synergistic collaboration opportunities. To further our goal of delivering transformative therapies to the broadest possible patient populations, we expect to leverage strategic partnerships that can contribute initially to complementary capabilities in cancer indications which require clinical studies and/or tumor indications that fall outside our core interests. Secondarily, we are interested in partners that could potentially assist us in manufacturing, distribution, and commercialization in disease areas within our area of therapeutic focus.

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

Because of these challenges, RNA as a cancer treatment modality has been bypassed largely by the interest in other forms of treatment including immunotherapy. One enticing feature of RNA-targeting therapeutics is that once chemistry and delivery are optimized, designing and producing a lead compound for a new target based on the TTX design engine is relatively straightforward, and their in vivo pharmacokinetic profiles are highly predictable. This means that the timeline from target identification to preclinical proof of concept in animal models should be measurable in months rather than years, more often the norm for drug development. This is reflected in a burgeoning industry clinical pipeline: currently more than a hundred investigational RNA-targeting drugs are under clinical development for disease indications encompassing neurodegeneration, metabolic and cardiovascular disorders and various cancers. Advancements in the field are now accelerating after years of slow progress. In 2016, nusinersen, a splice-switching ASO, was approved by the FDA and became the first oligonucleotide drug to treat spinal muscular atrophy, a rare and often fatal disease of the nervous system, and 2018 witnessed the first ever approval of an RNAi drug — patisiran — to treat polyneuropathy of hereditary transthyretin-mediated amyloidosis, another rare and devastating disease mediated by the liver. These successes validated the clinical utility of RNA-targeting therapeutics and brought forward lifesaving drugs for patients who previously had no effective treatment options.

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

Our scientific co-founders initially developed the lead therapeutic candidate while at MGH to address the challenge of targeting microRNA-10b, a well validated target linked to metastatic cancer, which has been shown to cause up to approximately 90% of all cancer deaths. In contrast, most anti-cancer therapies target primary tumors and do not address metastatic disease specifically. So far, no effective therapeutic has been developed to target microRNA-10b because of the delivery challenges despite microRNA-10b’s strong association with cancer metastasis. MiRNA-10b is a well validated disease target as documented in over 800 scientific publications deposited on PubMed that refer to miR-10b.

TTX Drug Design Engine

The therapeutic potential of RNA in oncology remains an unrealized promise due to the difficulty in safely and effectively delivering oligonucleotides to tumors. TransCode believes it is now closer to solving this challenge by means of a proprietary drug design engine, TTX.

TTX has been used successfully to deliver oligonucleotide, peptide, small molecule, radioligand, and protein payloads to cancer cells in preclinical animal models. In addition, TTX has been used to deliver oligonucleotide payloads to macrophages in multiple organs, including lungs, liver, lymph nodes, and tumors. The TTX design engine can be tailored in terms of size, charge, surface coating, conjugation chemistry, and payload to meet desired PK, PD, and tissue targeting specifications. The TTX drug design engine is envisioned for the treatment of cancer and pathologies related to macrophage dysfunction. We believe that another advantage of our TTX platform is the ability to use noninvasive MRI-monitoring of delivery of the therapeutic candidate to target tissues. We believe that this advantage represents an indispensable tool to assess and control delivery to targeted tissues which has the potential to enhance the clinical development program. Our most advanced program focuses on metastatic cancers, which have been shown to be responsible for up to approximately nine million deaths per year worldwide. In preclinical studies in metastatic breast cancer and pancreatic cancer models in mice, our lead therapeutic candidate demonstrated the ability to be delivered to existing tumors and metastatic lesions and demonstrated complete regression without recurrence of metastasis during the study periods.

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

The general design of our drug design engine is described in Fig. 1. The drug design engine, TTX, has been optimizedfor delivery to primary and metastatic tumors. Based on the literature and our own studies, we believe that the delivery of TTX-candidates to tumors and metastases relies on a combination of hemodynamic, physicochemical and metabolic factors. Our therapeutic candidates distribute to the interstitium (spaces between cells) of tumors and metastases via the enhanced permeability and retention, or EPR, effect, followed by uptake into tumor cells. Tumor cell uptake is also driven by the high metabolic activity of cancer cells, a mechanism that has been used widely in the clinic for tumor detection and staging using noninvasive nuclear imaging. An additional advantage of our design derives from the capability for noninvasive imaging via magnetic resonance imaging, or MRI, resulting from the chemical design of TTX.

The TTX delivery platform is highly differentiated from other oligonucleotide delivery systems that have been developed commercially (Fig. 2).

TTX offers the following advantages:

➢	Small size (20-30 nanometers) gains access to tumors and metastases and avoids early clearance by the liver and kidneys; long circulation half-life;
➢	Low risk of immunogenicity vs competitor lipid particles which have been shown to induce undesirable immune responses via a number of different mechanisms, including complement activation and inflammatory cytokine overproduction;
➢	Quantitative noninvasive imaging via MRI and measurement of drug bioavailability during treatment;
➢	Surface coating creates steric hindrance by blocking large nuclease proteins from gaining access to oligonucleotides and results in improved stability and cell uptake;
➢	Highly stable, low toxicity potential; and
➢	Accumulation inside tumors and metastases as well as greater binding affinity and specificity to intended genetic targets inside tumor cells.

Publications

In collaboration with scientists from MGH, Harvard Medical School and Michigan State University, we have published the manuscripts listed below. The publication by Smith et al. reviews recent progress towards translating short non-coding RNAs into the clinic. The manuscript by Le Fur et al. describes a method for radiolabeling our lead candidate, TTX-MC138, and employing microdosing PET-MRI to assess the tissue distribution of the therapeutic candidate. This manuscript serves as the basis for our FIH clinical trial. The publication by Chen et al. reviews key microRNA targets, including miR-10b in glioblastoma. The study by Moore et al. presents a case study of a feline patient with metastatic breast cancer treated with TTX-MC138.

Nanoparticle Delivery of an Oligonucleotide Payload in a Glioblastoma Multiforme Animal Model. Kim BD, Mondal SK, Kenyon E, Chen M, Mallett CL, deCarvalho AC, Medarova Z, Moore A. J Vis Exp. 2024 Sep 27;(211). doi: 10.3791/66986.

Monitoring of Nanodrug Accumulation in Murine Breast Cancer Metastases. Halim A, Mondal SK, Al-Qadi N, Kenyon E, MacRenaris K, O’Halloran TV, Medarova Z, Moore A.J Vis Exp. 2024 Aug 23;(210). doi: 10.3791/66961.

Inhibition of miR-10b treats metastatic breast cancer by targeting stem cell-like properties. Halim A, Al-Qadi N, Kenyon E, Conner KN, Mondal SK, Medarova Z, Moore A.Oncotarget. 2024 Aug 26;15:591-606. doi: 10.18632/oncotarget.28641.

Co-administration of temozolomide (TMZ) and the experimental therapeutic targeting miR-10b, profoundly affects the tumorigenic phenotype of human glioblastoma cells. Chen M, Kim B, Robertson N, Mondal SK, Medarova Z, Moore A.Front Mol Biosci. 2023 Jun 15;10:1179343. doi: 10.3389/fmolb.2023.1179343. eCollection 2023.

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

In the case study, a feline patient that previously had failed multiple rounds of standard-of-care treatment for advanced metastatic FMC and was at the end of its life expectancy, was dosed with TTX-MC138. Delivery of TTX-MC138 to the metastatic lesions was demonstrated using noninvasive MRI (Fig. 4). Dosing with TTX-MC138 resulted in durable inhibition of the miR-10b target and induction of the downstream metastasis suppressor, HOXD10, lasting as long as three months after injection (Fig. 5). The patient tolerated the injection well with no adverse effects and vital signs remained within the normal range. The animal resumed normal eating, drinking, and grooming. Complete blood count, or CBC, and blood chemistry profiles did not show significant changes from the normal ranges except for transient elevation of potassium and Na/K ratio possibly due to dehydration. Liver aspartate transaminase, or AST, and creatine kinase, or CK, levels were slightly but transiently elevated after injection. All levels returned to normal two weeks after the injection. Importantly, an initial weight gain of more than 5% was recorded (Fig. 4). Seven weeks after the first dose, the feline patient was dosed a second time and tolerated the injection well.

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

Other Publications

In addition to the above publications, we published findings in BioRxiv demonstrating the feasibility of our RIG-I targeting approach relevant to our TTX-RIGA candidate. This publication can be found at: https://www.biorxiv.org/content/10.1101/2022.12.08.519592v1.

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

According to Maximize March Research, the metastatic cancer treatment market size was $83.85 billion in 2023. This market is expected to reach $137.31 billion in 2030, representing a compounded annual growth rate of 7.3% over that period. Rising prevalence of cancer and high unmet medical needs of patients suffering from metastatic cancer are the drivers stimulating the growth of the metastatic cancer treatment market. We are developing TTX-MC138 for the treatment of metastatic cancer. TTX-MC138 targets the validated critical driver of metastatic progression, microRNA-10b. We believe that TTX-MC138 has the potential to improve outcomes over current treatment alternatives currently available as well as other drugs currently in development, which are geared towards treating primary cancer but of limited efficacy treating disseminated malignancy. In preclinical studies of animals with metastatic lesions, TTX-MC138 was successfully delivered to those lesions, eliminated metastasis in the animals and elicited complete regression without recurrence, resulting in 100% survival of subjects treated in a stage II/III cancer model and 65% survival of subjects treated in a very aggressive stage IV cancer model.

MicroRNA-10b (miR-10b)

One of the first miRNAs to be shown as having aberrant expression in cancer was miR-10b. Since the inaugural study on miR-10b in Dr. Robert Weinberg’s lab at the Whitehead Institute for Biomedical Research and Department of Biology, Massachusetts Institute of Technology, its role as a metastasis promoting factor has been extensively validated. To date, more than 700 studies have been published on miR-10b and cancer across at least 18 different cancer types. This immense set of information holds possibilities for novel methods to improve the lives of many. The therapeutic target, miRNA, is a regulatory RNA. MiRNAs are placed at the apex of the gene regulatory pyramid and play a fundamental role in defining cell fate. Therefore, we believe by targeting microRNAs, it may be possible to achieve a persistent therapeutic response in cancer patients. Our hypothesis is based on the rationale that the tumor cell phenotype is critically dependent on fundamental molecular pathways of oncogenesis and that altering these pathways can result in very specific and robust therapeutic effects. The miRNA genome is a target because it is uniquely altered in tumor cells and represents a “hub” of carcinogenesis, since a single microRNA can coordinately affect the expression of multiple genes resulting in a comprehensive therapeutic response. In addition, because of the fundamental role played by microRNAs in defining tumor cell phenotypes, evasion of this therapeutic intervention by mutation is less likely. Underscoring the potential importance of microRNAs in health and disease, the 2024 Nobel Prize in Medicine was awarded for their discovery.

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

Our understanding of the miR-10b pathway and its effects is constantly evolving. However, the downstream effects of miR-10b as we currently understand them include promotion of migration and invasion, promotion of epithelial-mesenchymal transition (EMT), inhibition of apoptosis, promotion of proliferation, induction of angiogenesis, self-renewal and effects on immune modulation.

Known microRNA-10b targets include Homeobox D10, or HOXD10, implicated in tumor cell migration and invasion, c-JUN, a critical inducer of cell proliferation and tumor progression, and phosphatase and tensin homolog (PTEN), which results in maintained AKT activation, a Ser/Thr kinase associated with proliferation, apoptosis, and growth. This effect on the AKT pathway allows for the improved self-renewal found in cancer stem cells highly expressing miR-10b. The key pathways through which miR-10b exerts its pro-metastatic effects are summarized in Fig. 6.

Figure 6. Key signaling pathways influenced by miR-10b.

Figure 7. Depicts TTX-MC138 delivery to metastatic lesions, infiltrating tumor cells to engage and inhibit miR-10b, designed to lead to tumor cell death.

Mechanism of Action of TTX-MC138

Our therapeutic concept is summarized in Fig. 7. TTX-MC138 represents a proprietary therapeutic candidate that inhibits microRNA-10b. In primary tumors, inhibition of microRNA-10b by TTX-MC138 leads to arrest of tumor cell dissemination to local and distant organs. We believe a combination of TTX-MC138 with low-dose doxorubicin may lead to metastatic cell death and complete and persistent regression of already formed metastatic lesions in local and distant organs. Low-dose doxorubicin was used to slow down cell division in tumor cells. In preclinical studies that utilize aggressive metastatic tumor models, the use of low dose doxorubicin was necessary to allow TTX-MC138 to fully inhibit microRNA-10b. Because metastatic growth is slower in humans, the use of a cytostatic such as doxorubicin will likely be unnecessary.

Results

In our preclinical studies outlined in Fig. 8, when TTX-MC138 was combined with a low-dose cytostatic (doxorubicin), there was complete and persistent regression of pre-existing metastatic cancer with no evidence of recurrence and no systemic toxicity. In preclinical studies that utilized aggressive metastatic tumor models, doxorubicin was used to allow TTX-MC138 to fully inhibit microRNA-10b. Because metastatic cell growth is slower in humans, we do not believe that a cytostatic such as doxorubicin will be necessary.

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

Figure 8. Preclinical activity of TTX-MC138 in models of metastatic breast cancer.

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

Figure 9. We have evaluated the efficacy of our lead therapeutic candidate, TTX-MC138, applied as monotherapy in a murine model of pancreatic adenocarcinoma. In this study, we treated mice bearing orthotopic xenografts derived from human pancreatic adenocarcinoma cells with TTX-MC138 once weekly for eight weeks. Animals treated with phosphate buffered saline or gemcitabine served as controls. Metastasis was significantly inhibited in animals treated with TTX-MC138 versus controls. The number of animals with evidence of metastasis and the number of metastasis-bearing organs per animal were reduced by approximately 50% in animals treated with TTX-MC138 versus gemcitabine. Importantly, TTX-MC138 demonstrated a pharmacodynamic response by successfully inhibiting its target, microRNA-10b (miR-10b).

Clinical Development Plan

Phase 0 — First-in-Human Clinical Study

We commenced our FIH Phase 0 clinical trial at MGH, a major cancer center, in August 2023. The primary purpose of conducting this trial was to demonstrate clinical delivery of TTX-MC138 to metastatic tumor lesions. Another objective of the Phase 0 trial was to evaluate the pharmacokinetics of a radiolabeled version of our therapeutic candidate. While only one patient was treated in this trial, this patient had metastatic lesions in three locations – bone, lungs and liver – and we obtained the results we expected. Namely, the data from this patient showed that radioactivity consistent with accumulation of TTX-MC138 was detected by noninvasive imaging in the regions of the metastatic lesions previously identified by fluorodeoxyglucose /positron emission tomography. In addition, radiolabeled TTX-MC138 had pharmacokinetic behavior consistent with that expected based on non-clinical IND-enabling studies. The patient tolerated the dosing with no reported adverse reactions. Metabolite analysis indicated circulation of intact radiolabeled TTX-MC138 for more than 20 hours, equivalent to that predicted by Drug Metabolism and Pharmacokinetics (DMPK) modelling, and that the drug candidate analyzed in the blood was identical to that of the manufactured drug candidate, demonstrating in vivo stability. Complete analysis of data from this first patient will be included in the final clinical study report for the study.

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

Figure 10. Evidence of accumulation of radiolabeled TTX-MC138 in clinical metastases.

Phase I/II Clinical Trial

In April 2024, we received an Investigational New Drug “Study May Proceed” letter from the FDA to conduct a Phase I/II clinical trial.

Trial Description

The Phase I dose escalation and expansion clinical trial, is an open-label, multicenter study in cancer patients with advanced solid tumors and is designed to assess the safety of the therapeutic candidate in humans, including observing potential side effects, and to determine the maximum tolerated dose, or MTD, of TTX-MC138 for treating subjects with metastatic cancer. It is anticipated that study subjects will have had prior surgical resection of their primary tumors.

Trial Objectives

➢	To evaluate the safety and tolerability of escalating dose levels of TTX-MC138 to determine the MTD from which we anticipate selecting a recommended Phase 2 dose.
➢	To evaluate the anti-tumor activity of TTX-MC138 in subjects with advanced solid tumors.
➢	To evaluate anti-tumor activity of escalating dose levels of TTX-MC138.
➢	To evaluate immunogenicity of TTX-MC138.
➢	To characterize the pharmacokinetics (PK) profile of TTX-MC138.
➢	To explore the pharmacodynamic (PD) effect of TTX-MC138 on biomarker expression, which may include miR-10b expression, Ki-67 tumor cell proliferation, and downstream miR-10b targets.

This study is designed to be a dose escalation and expansion study in which a Bayesian Optimal Interval, or BOIN, Design will be employed to inform dose-escalation among cohorts in the dose escalation phase of the study.

Study Progress

On September 17, 2024, we announced the dosing of the first subject in the Phase I/II clinical trial.

On October 10, 2024, we announced completion of the initial dosing of the first cohort of three patients in the Phase I/II clinical trial.

On October 23, 2024, we announced the clinical trial’s Safety Review Committee’s authorization to proceed with dosing the second patient cohort.

On January 14, 2025, we announced that we had dosed the first patient in the third cohort of our phase I/II clinical trial.

On March 13, 2025, we announced the Safety Review Committee’s authorization to proceed with dosing the fourth patient cohort.

On March 27, 2025, we announced that we had dosed the first patient in the fourth cohort of our phase I/II clinical trial.

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

The human immune system has T cells that help fight off diseases. T cells are like soldiers that help the body fight infections and other diseases, including cancer. However, cancer cells can escape T cell attacks by expressing a protein called PD-L1. PD-L1 works like a “stop sign” to inactivate T cells. The far left of Fig. 11 shows how cancer cells prevent T-cells from recognizing and killing them by producing PD-L1. To the right of the first graphic in Fig. 11 is a graphic that shows how current checkpoint inhibitors work to block PD-L1 expression. On the far right in Fig. 11 is a graphic showing how our therapeutic is designed to work using an approach to prevent the synthesis of PD-L1 altogether rather than blocking its function after the cancer cell has produced it. Because TTX-siPDL1 incorporates an siRNA against PD-L1 as its functional component, it inactivates PD-L1 at the post-transcriptional level. Namely, it triggers the degradation and/or translational repression of the PD-L1 messenger RNA (mRNA), preventing the cell from expressing the PD-L1 antigen.

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

Since we are utilizing an RNAi approach, our therapeutic has the potential to be more efficient, which could allow T cells to recognize and kill tumor cells more robustly than traditional checkpoint inhibitors. At this time, we believe we are the only company targeting PD-L1 using RNAi. As our initial therapeutic candidate, we are developing an alternative strategy that relies on combining gemcitabine (Gem), the standard of care treatment for pancreatic cancer, and our novel PD-L1 inhibitor (termed TTX-siPDL1). TTX- siPDL1 leverages our proprietary drug design engine and is specifically designed to efficiently deliver our therapeutic candidate to tumor cells in vivo, inhibiting PD-L1 expression by these cells via the RNA interference mechanism. We believe that this approach is advantageous over small molecules or antibodies because the small interfering RNA component inhibits the target antigen at the post-transcriptional level rather than at the protein level. Also, the RNA mechanism has been shown to be catalytic and has been observed in in vitro studies to require delivery of only picomolar amounts of siRNA to the tumor cell for the abolition of the target antigen. By contrast, small molecules or antibodies require the achievement of at least a 1:1 molar ratio of antigen to therapeutic molecule and could be ineffective in the event of a compensatory increase in the tumor cell’s expression of the target antigen.

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

Our preclinical data were used in support of our application for Orphan Drug Designation which we received in June 2022. More recently, we carried out studies in a highly aggressive syngeneic orthotopic animal model of pancreatic ductal adenocarcinoma, or PDAC, that is characterized by intense desmoplasia, similar to human PDAC. Specifically, in this model, in untreated animals, tumor volume grew 788-fold over the course of 5 weeks, with 30-40% of the tumor mass attributed to a fibrous capsule. We implanted Hy15549 cells into the pancreas of C57BL/6 mice. Once tumors measured over 2 mm in diameter, as measured by anatomic MRI, treatment was initiated and involved gemcitabine (6.66 mg/mouse) and TTX-siPDL1 at two doses: low dose (1500 nmoles siRNA/kg) or high dose (2000 nmoles siRNA/kg). Our studies demonstrated that TTX-siPDL1 was successfully delivered and effective even in the highly desmoplastic and hypovascular Hy15549 murine model of PDAC, which has been deemed nonresponsive to antibody-based immune checkpoint blockade. Anatomic MRI showed that in the animals treated with high-dose TTX-siPDL1 alone or in combination with gemcitabine, tumor growth rates were lower than in the PBS controls (Fig. 12).

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

Our therapeutic candidate, TTX-RIGA, is in preclinical development. TTX-RIGA is designed to utilize our proprietary delivery system to deliver a RIG-I agonist to tumor cells. TTX-RIGA is intended to activate the RIG-I signaling pathway, in turn triggering an immune response that targets cancer. The results of the testing we have completed support continuation of our research with this candidate. A manuscript detailing feasibility studies with RIGA was recently published in BioRxiv. Furthermore, we have demonstrated successful synthesis of TTX-RIGA and its capability to agonize RIG-I and induce immune activation. In an animal model of melanoma, treatment with TTX-RIGA injected intravenously over six consecutive days inhibited tumor growth and, importantly, largely arrested the growth of secondary recurrent tumors implanted six days after the final treatment due to activation of a type I IFN immune response. This effect was not seen in animals injected intratumorally with a current standard-of-care RIG-I agonist (Fig. 14).

Figure 14. C57BL/6 mice were implanted subcutaneously with B16-F10 cells. Treatment was initiated once tumors were established. Treatment continued until day 6 after tumor implantation. On day 12 after the beginning of treatment, a secondary tumor challenge with the same cell line was performed by subcutaneous implantation into the contralateral flank.

TTX-siMYC

TTX-siMYC is a siRNA-based inhibitor of c-MYC, a widely expressed but currently undruggable oncogene. The c-MYC proto-oncogene is one of the most frequently activated oncogenes and is estimated to be involved in 20% of all human cancers. C-MYC codes for a transcription factor that regulates the expression of multiple genes responsible for cell growth and proliferation, differentiation, programmed cell death, and metabolism.

In cancer, c-MYC is often constitutively expressed. For example, a common human translocation involving c-CYC is critical to the development of most cases of Burkitt lymphoma. In addition, c-MYC has also been implicated in carcinoma of the cervix, colon, breast, lung and stomach.

MYC is viewed as a promising target for anti-cancer drugs. However, it has proven difficult to drug to date at the protein level. This may present an opportunity for us to target the gene at the RNA level.

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

CHEMISTRY, MANUFACTURING AND CONTROLS (CMC)

CMC is an extensive aspect of the IND-enabling process and is critical to setting appropriate timelines and connecting “deliverables” to clinical trials. The term “deliverables” refers to more than just the drug product itself. It also includes analytical standards and required documentation on drug purity, dose strength, storage, handling and stability. Materials for the analytical development process produced as part of the CMC process must be delivered before CMC development work can begin, as are activities that require analytical support for which time requirements must also be considered.

The design and manufacture of therapeutic candidates such as TTX-MC138 for miRNA targeting in tumor cells has gone through extensive research and development optimization at MGH prior to our company formation. Optimization work continues in our lab and at our CMO. The oligonucleotide drug substance incorporated in the final therapeutic candidate drug product is currently manufactured by our contract manufacturer, or CMO, in Germany. We believe this CMO will be able to meet our needs for oligonucleotide manufacturing meeting current good manufacturing practices, or cGMP, or good laboratory practices, or GLP, (together sometimes referred to as GxP) at least for the near term. TransCode has been utilizing the manufacturing services of this CMO since 2017.

We engaged a different European CMO to produce the final therapeutic candidate drug product.

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

Current and future healthcare reform legislation

In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, includes changes to the coverage and payment for products under government health care programs. The Affordable Care Act includes provisions of importance to our potential therapeutic candidates that:

➢	created an annual, non-deductible fee on any entity that manufactures, or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;
➢	expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
➢	expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
➢	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
➢	expanded the types of entities eligible for the 340B drug discount program;
➢	established the Medicare Part D coverage gap discount program by requiring manufacturers to provide point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
➢	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
➢	increased the minimum level of Medicaid rebates payable by manufacturers of brand new drugs from 15.1% to 23.1% of the average manufacturer price;
➢	required collection of rebates for drugs paid by Medicaid managed care organizations; and
➢	required manufacturers to participate in a coverage gap discount program, later replaced under the Inflation Reduction Act of 2022 by the Medicare Part D manufacturer discount program under which manufacturers must agree to offer a 50% point-of-sale discount (later increased to 70%) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; among other reforms.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, or ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court and members of Congress have introduced several pieces of legislation aimed at significantly revising or repealing the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, then President Biden issued an executive order to initiate a special enrollment period from February 15, 2021, through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In August 2022, the Inflation Reduction Act of 2022, or IRA was signed into law. The IRA includes several provisions that have the potential to impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs in Medicare Part D, allow the United States government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it will not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program The effects of the IRA on our business and the healthcare industry in general is not yet known.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted state and federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On March 10, 2020, the then Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the then Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. HHS implemented certain measures. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. At the federal level, then President Biden signed an Executive Order on July 9, 2021, affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. A number of these and other proposed measures may require authorization through additional legislation be become effective, but the Trump Administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs (if approved for marketing) or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of March 20, 2025, we had seven employees, all of whom are full-time. Four employees are engaged primarily in research and development, clinical and quality systems, and three are engaged primarily in business development, corporate strategy, finance, and general management and administration. We supplement the efforts of our employees by use of consultants and advisors. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Our human capital is integral to helping us achieve our goal to change how cancer is treated both as a therapeutic modality and in terms of improving patient outcomes. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain and motivate our employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

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

Risks related to our financial position and need for additional capital

We could lose our listing on the Nasdaq Capital Market if we do not maintain our stockholders’ equity or if the closing bid price of our common stock does not increase or if we do not comply with other Nasdaq requirements. The loss of our Nasdaq listing would in all likelihood make our common stock significantly less liquid and adversely affect its value, including a total loss of value.

As disclosed in various Current Reports on Form 8-K filings with the SEC, we have not been in compliance with various Nasdaq rules at various times since May 2023. We have received letters from the Listing Qualifications Department, or the Staff, of the Nasdaq Stock Market LLC, or Nasdaq, stating that we were not in compliance with certain requirements for continued listing on the Nasdaq Capital Market. In most of these instances, we have appealed the delisting determinations to Nasdaq Hearing Panels where we received extensions of time to regain compliance and maintain our Nasdaq listing. However, there is no assurance that in the event we do not meet Nasdaq listing requirements, we will receive any extensions of time to regain compliance and maintain our Nasdaq listing in which case our stock would be delisted from trading on Nasdaq.

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

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of December 31, 2024, we had cash of approximately $5.8 million. We believe that these funds will support our operating expenses and capital requirements into the middle of the second quarter 2025. Our recurring losses from operations and negative cash flow raise substantial doubt about our ability to continue as a going concern without sufficient capital resources. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the years ended December 31, 2024 and 2023, with respect to this uncertainty. Our ability to continue as a going concern is dependent on our available cash, how well we manage that cash, and our operating requirements. We will need to raise additional capital to continue as a going concern. The failure to obtain sufficient additional funds on commercially acceptable terms to fund our operations and satisfy our obligations to creditors may have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations in the near-term. We will likely need to consider additional cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating our development programs, and we may need to seek an in-court or out-of-court restructuring of our liabilities, including potentially a bankruptcy proceeding, or to substantially reduce or totally cease our operations. In the event of such future restructuring activities, holders of our common stock and other securities will likely suffer a total loss of their investment.

We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.

Investment in oncology product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential therapeutic candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We are still in the early stages of development of our therapeutic candidates. We completed a Phase 0 clinical trial in which we dosed one patient who had advanced solid tumors. We also initiated an open-label Phase I/II study and so far have successfully enrolled 10 patients in four treatment cohorts. We have no products licensed for commercial sale and have not generated any revenue from product sales or otherwise to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We finance our current operations with funds obtained primarily from equity financings.

We have incurred significant annual net losses in each period since inception. For the years ended December 31, 2024 and 2023, our net losses were approximately $16.8 million and $18.5 million, respectively. As of December 31, 2024, our accumulated deficit was approximately $63.2 million.

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

The development of pharmaceutical drugs is capital intensive. As of December 31, 2024, we had cash totaling approximately $5.8 million. We believe that these funds together with the net proceeds of approximately $8.8 million from our equity financing completed March 25, 2025, will be sufficient to support our operating expenses and capital expenditure requirements into the fouth quarter 2025. As a result, we will need to raise additional capital to continue as a going concern. Unless we receive additional funding, we may not be able to complete our Phase 1 trial. Further, we may only be able to complete the trial in a small subset of patients and in only one tumor type. Even if completed, we will require additional funds to advance further. If we are capital constrained, we may not be able to meet our obligations. If we are unable to meet our obligations, or we experience a disruption in our cash flows, it could limit or halt our ability to continue to develop our therapeutic candidates or even to continue operations, either of which occurrence would have a material adverse effect on us.

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

Any additional fundraising efforts may divert our management from other day-to-day activities, which may adversely affect our ability to develop and commercialize our current or future therapeutic candidates.

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

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

➢	the timing and success or failure of clinical trials for our therapeutic candidates or competing therapeutic candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
➢	our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;
➢	our ability to obtain marketing approval for our therapeutic candidates, and the timing and scope of any such approvals we may receive;
➢	the timing and cost of, and level of investment in, research and development activities relating to our therapeutic candidates, which may change from time to time;
➢	the cost of manufacturing our therapeutic candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;
➢	the quality and stability of our manufactured therapeutic candidates;
➢	our ability to attract, hire and retain qualified personnel;
➢	expenditures that we will or may incur to develop additional therapeutic candidates;
➢	the level of demand for our therapeutic candidates should they receive approval, which may vary significantly;

➢	the risk/benefit profile, cost and reimbursement policies with respect to our therapeutic candidates, if approved, and existing and potential future therapeutics that compete with our therapeutic candidates;
➢	general market conditions or extraordinary external events, such as a recession, civil uprisings or military conflicts;
➢	the changing and volatile U.S. and global economic environments; and
➢	future accounting pronouncements or changes in our accounting policies.

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

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We are very early in our development efforts, and only one of our therapeutic candidates, TTX-MC138, is in clinical development with an open Phase I/II clinical trial. If we are unable to successfully develop, obtain regulatory approval for, and commercialize TTX- MC138, or we experience significant delays in doing so, our business will be materially harmed. Advancing TTX-MC138 will require substantial investment before we can seek regulatory approval and potentially launch commercial sales. Further development of TTX-MC138 will require production scaleup, clinical studies, regulatory review and approval in the U.S. and other jurisdictions, development of sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales, if approved.

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

We may experience setbacks that could delay or prevent regulatory approval of, or our ability to commercialize, our therapeutic candidates, including:

➢	negative or inconclusive results from our preclinical studies or clinical trials or positive results from the clinical trials of others for competing therapeutic candidates similar to ours, leading to their approval and a possible decision by us to conduct additional preclinical testing or clinical trials or abandon a program;
➢	side effects related to our therapeutic candidates experienced by patients or subjects in our clinical trials or by individuals using drugs or therapeutics that we, the FDA, other regulators or others view as relevant to the development of our therapeutic candidates;
➢	delays in submitting IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
➢	conditions imposed by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials, including our clinical endpoints;
➢	delays in enrolling subjects in clinical trials;
➢	high drop-out rates of subjects from clinical trials;
➢	inadequate supply or quality of therapeutic candidates or other materials necessary for the conduct of our clinical trials;
➢	greater than anticipated clinical trial costs;
➢	inability to compete with other therapies;
➢	poor efficacy of our therapeutic candidates during clinical trials;
➢	trial results taking longer than anticipated;
➢	trials being subjected to fraud or data capture failure or other technical mishaps leading to the invalidation of our trials in whole or in part;
➢	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
➢	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
➢	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical development generally or with respect to our technology in particular; or
➢	varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

In addition, differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Our FIH clinical trial with radiolabeled TTC-MC138 was designed as a single microdose trial, the purpose of which was to demonstrate safety and proof of delivery of TTX-MC138 to metastatic lesions. This design was not meant or expected to produce efficacy signals or to show that TTX-MC138 reaches into metastatic tumor cells. Our open Phase I/II clinical trial with TTX-MC138 is a Bayesian Optimal Interval Design, or BOIN design, with dose escalation and expansion. Key assessments in the clinical trial characterize the safety, pharmacokinetic, pharmacodynamic and anti-tumor activity thus identifying a maximum tolerated dose (MTD) and ensuring the mechanism of action is on target. The study also is exploring the effect of TTX-MC138 on biomarker expression, which may include miR-10b expression, and miR-10b downstream targets (ribonucleic acid [RNA] sequencing). Clinical assessments to further evaluate TTX=MC138 include clinical laboratory exams, CT scan assessments, and response assessments per RECIST.

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

Caution should be taken when interpreting the preliminary results of our preclinical studies or clinical trials, including our completed Phase 0 and currently-open Phase I/II clinical trials. These data may differ from future results of this study, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.

From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, including our Phase 0 trial with radiolabeled TTX-MC138 and Phase I/II clinical trials, which are based on preliminary analyses of then-available data. These results and related findings and conclusions are subject to change following more comprehensive reviews of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated.

Interim data from studies or clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available or as patients from our clinical trials continue other treatments for their disease. The final results of the trial may not be as positive as the interim data and these differences could be meaningful. Topline data from completed studies remain subject to audit and verification procedures that may result in the final data being materially different from the topline data we previously published. As a result, preliminary and topline data should be viewed with caution until the final data are available.

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

Since the number of subjects that we plan to dose in our ongoing Phase 1 clinical trial of TTX-MC138 is relatively small, the results from this clinical trial, if completed, may be less reliable than results achieved in larger clinical trials, which may hinder our efforts to obtain regulatory approval for our therapeutic candidates.

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

We have received Orphan Drug Designations for TTX-MC138 and TTX-siPDL1 for pancreatic cancer, and may in the future seek Orphan Drug Designation for TTX-MC138 in other indications and for some of our other current and future therapeutic candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

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

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example, (1) changes to our manufacturing and supply arrangements; (2) additions or modifications to product labeling; (3) the recall or discontinuation of our products; (4) modifications to pricing and costs; or (5) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the section titled “Business-Current and Future Healthcare Reform Legislation.”

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case. On June 17, 2021, the Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business. In addition, the then Trump administration issued various Executive Orders which eliminated cost sharing subsidies and included provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. On December 20, 2019, then President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the so called “Cadillac” tax, the health insurance provider tax, and the medical device excise tax. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

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

On March 10, 2020, the then Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. The then Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out-of-pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule that would allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. On July 24, 2020, then President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of HHS to: (1) eliminate protection under an AKS safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of the proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) require Federally Qualified Health Centers, or FQHCs, participating in the 340B drug program to provide insulin and injectable epinephrine to certain low-income individuals at the discounted price paid by the FQHC, plus a minimal administrative fee. On October 1, 2020, the FDA issued the final rule allowing importation of certain prescription drugs from Canada. On August 6, 2020, then President Trump signed an additional Executive Order directing U.S. government agencies to encourage the domestic procurement of Essential Medicines, Medical Countermeasures, and Critical Inputs, which include among other things, active pharmaceutical ingredients and drugs intended for use in the diagnosis, cure, mitigation, treatment, or prevention of COVID-19. The FDA has been directed to release a full list of Essential Medicines, Medical Countermeasures, and Critical Inputs affected by this Order by November 5, 2020. On September 13, 2020, then President Trump signed an Executive Order directing HHS to implement a rulemaking plan to test a payment model, pursuant to which Medicare would pay, for certain high-cost prescription drugs and biological products covered by Medicare Part B, no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development that has a comparable per-capita gross domestic product. Although a number of these and other measures may require additional authorization to become effective, Congress at the time and the then Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors.

Additionally, on July 9, 2021, then President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition.

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

Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product and any future products or put pressure on our product pricing, which could negatively affect our business, financial condition, results of operations and prospects. These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our therapeutic candidates for which we may obtain regulatory approval or the frequency with which any such therapeutic candidate is prescribed or used. Additionally, we expect to experience pricing pressures in connection with the sale of any future approved therapeutic candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

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

Any third-parties conducting aspects of our preclinical studies or clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third-parties, we cannot control whether or not they devote sufficient time and resources to our preclinical studies and clinical programs. These third-parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other therapeutic development activities, which could affect their performance on our behalf. If these third-parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons or if, due to federal or state orders they are unable to meet their contractual and regulatory obligations, our development timelines, including clinical development timelines, may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our therapeutic candidates. As a result, our financial results and the commercial prospects for our therapeutic candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

Significant outbreaks of contagious diseases and other adverse public health developments could have a material adverse effect on our business operations and operating results., some of which may include:

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

In March 2021, we moved our laboratory operations to facilities leased from the Massachusetts Biomedical Initiatives, Inc., or MBI, in Worcester, Massachusetts. In December 2022, we signed a two-year sublease for office and lab space in Newton, Massachusetts, which commenced February 1, 2023. The Newton sublease terminated January 31, 2025. We have moved our R&D operations to space at Michigan State University, or MSU, with which we are negotiating a sponsored research agreement. We moved our business operations into new space in Woburn, Massachusetts, under a short-term arrangement.

While we believe we will have sufficient access to our R&D space at MSU, there is no assurance that this will be the case. Should access to this facility be limited, or should other restrictions be imposed, our development work would be further adversely affected. The extent of such adverse effects will depend on future developments which are highly uncertain and cannot be predicted. In addition, the MSU facilities may not meet all our requirements.

The extent to which health problems may ultimately affect our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of April 11, 2025, we had seven employees. We also utilize various outside companies and individuals under consulting or other arrangements to support our operations. As our clinical development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to need additional human resources in areas including management, clinical and regulatory, manufacturing, research, medical, sales, marketing, financial, and other. Future growth would impose significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on third-parties, including independent organizations, advisors and consultants, to provide certain services to support and perform our operations. There can be no assurance that the services of these third-parties will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality, accuracy or quantity of the services provided is compromised for any reason, our clinical trials may be delayed or terminated, and we may not be able to obtain, or may be substantially delayed in obtaining, regulatory approval of our therapeutic candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other suitable outside contractors and consultants on economically reasonable terms, or at all.

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

Our ability to compete in the highly competitive oncology industry depends upon our ability to attract and retain highly qualified managerial, scientific and operations personnel. We are dependent on our management, scientific and medical personnel and advisors, including our Chairman, Philippe Calais, PhD; our interim CEO, CFO, Principal Financial Officer and director, Thomas A. Fitzgerald; our co-founder and Chief Scientific Officer, Dr. Zdravka Medarova; our co-founder and advisor, Dr. Anna Moore; our board of directors and members of our scientific and business advisory boards as well as our many consultants. The loss of the services of any of these individuals or entities, and our inability to find suitable replacements, could result in delays in product development and materially harm our business.

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

There is no public market for any of our pre-funded warrants or our common stock purchase warrants

There is no established public trading market for pre-funded warrants or common stock purchase warrants we have issued. We will not list the pre-funded warrants or common stock purchase warrants on any securities exchange or nationally recognized trading system, including the Nasdaq Capital Market. Therefore, we do not expect a market to ever develop for the pre-funded warrants or common stock purchase warrants. Without an active market, the liquidity of our pre-funded warrants and common stock purchase warrants will be limited.

Pre-funded warrants and common stock purchase warrants are speculative in nature.

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

Our stock price has been volatile since our initial public offering. The stock market in general, and the market for the stocks of many smaller biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations often unrelated or disproportionate to the operating performance of particular companies. We believe that this has occurred for numerous reasons including as a result, economic events and expectations, the war in the Ukraine and the current armed conflict in Israel and the Gaza Strip, with Israel having declared of war on Hamas, a U.S. designated Foreign Terrorist Organization, due to recent attacks. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of the foregoing, shareholders may not be able to sell their common stock at or above the price at which they purchase those shares in this offering or otherwise. The market price for our common stock may be influenced by many factors, including:

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

The development of pharmaceutical drugs is capital intensive. We are currently advancing clinical development of TTX-MC138. Our cash resources at December 31, 2024, are insufficient to fund our planned operations or development plans beyond sometime in the middle of the second quarter 2025. We may not be able to complete our Phase I/II clinical trial, we may only be able to complete the trial in a small subset of patients and in only one tumor type. Even if completed, we will require additional funds to advance further. If we are capital constrained, we may not be able to meet our obligations. If we are unable to meet our obligations, or we experience a disruption in our cash flows, it could limit or halt our ability to continue to develop our therapeutic candidates or even to continue operations, either of which occurrence would have a material adverse effect on us and our shareholders.

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

Disruptions in the financial markets in general, and those due geopolitical events in particular, have made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms favorable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness could result in fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or current or future therapeutic candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

In connection with the preparation of our financial statements as of and for the years ended December 31, 2024 and 2023, we identified material weaknesses in our control over financial reporting, and determined that many of these material weaknesses remained unremediated from when they were first identified during the year ended December 31, 2021, in connection with the preparation of our financial statements for our IPO. While these material weaknesses did not result in a misstatement for these years, each could have resulted in a misstatement of the aforementioned account balances or disclosures that could have resulted in a material misstatement to the annual or interim financial statements that would not have been prevented or detected.

In order to remediate the material weaknesses in our internal control over financial reporting and address the material weaknesses in our accounting processes, we have established more robust accounting policies and procedures, reviewed adoption of new accounting staff support, and the need for financial statement disclosures. Also, in September 2022, we engaged an independent consultant to assist us in determining what personnel are needed, in evaluating new accounting policies, and in enhancing the robustness of our reporting systems and procedures. This work is ongoing.

We began implementing and plan to continue to implement steps to address the internal control deficiencies that contributed to the material weaknesses, including the following:

➢	subject to available funding, hiring additional finance and accounting personnel with requisite experience and technical accounting expertise, supplemented by third-party resources;
➢	documenting and formally assessing our accounting and financial reporting policies and procedures; and
➢	assessing significant accounting transactions and other technical accounting and financial reporting issues, preparing accounting memoranda addressing these issues and maintaining these memoranda in our corporate records.

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

Item 1C. Cybersecurity

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

ITEM 2. PROPERTIES.

At December 31, 2024, we subleased approximately 4,837 square feet of office and laboratory space in Newton, Massachusetts, from another biopharmaceutical company. The sublease commenced on February 1, 2023, and terminated January 31, 2025. We have moved our R&D operations to space at Michigan State University, with which we are negotiating a sponsored research agreement. We moved our business operations into new space in Woburn, Massachusetts, under a short-term arrangement.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. We do not know of any claims or actions pending against us or threatened, the ultimate disposition of which could have a material adverse effect on our results of operations or financial condition except claims by an investment bank that it is entitled to fees, claims which the Company has rigorously disputed.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades under the symbol “RNAZ” on the Nasdaq Capital Market and has been publicly traded since July 9, 2021. Prior to this time, there was no public market for our common stock.

Stockholders

As of April 11, 2025, we had 23,341,336 shares of common stock outstanding held by approximately 24 holders of record, one of which was Cede & Co., or Cede, a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede as one stockholder. The number of beneficial owners of our stock is greater than this number of record holders because it includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2024, and through the filing date of this Annual Report have previously been reported in our Quarterly Reports on Form 10-Q and/or Current Reports on Form 8-K.

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

Company Overview

TransCode is a platform delivery company focused on oncology, created on the belief that cancer can be defeated through the intelligent design and effective delivery of targeted therapeutics. Our lead therapeutic candidate, TTX-MC138, targets microRNA-10b, or miRNA-10b, generally believed to be a master regulator of metastatic cell viability in a range of cancers, including breast, pancreatic, ovarian, colon cancer, glioblastomas, and several others. In 2023, we conducted a Phase 0 clinical trial intended to demonstrate quantitative delivery of radiolabeled TTX-MC138 to metastatic lesions in subjects with advanced solid tumors. We treated one patient in the Phase 0 trial. In April 2024, we received an IND Study May Proceed notification from FDA to conduct a Phase I/II clinical trial with TTX-MC138 which trial commenced in the third quarter 2024.

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

Targeted Therapeutic Delivery Background

For decades, ribonucleic acid, or RNA, has been a topic of investigation by the scientific community as a potentially attractive therapeutic modality because it can target any gene and it lends itself to rational and straightforward drug design. RNA-based therapeutics are highly selective to their targets and potentially applicable to a broad array of previously undruggable targets in the human genome. We believe that one of the major challenges to widespread use of RNA therapeutics in oncology and other indications has been the inability to deliver these molecules inside cells.

To customize the development of targeted therapeutics, we have developed a design engine that is modular at both the levels of the core nanoparticle and the therapeutic loading. The size, charge, and surface chemistry of the core iron oxide nanoparticle are designed so that it can be tuned to optimize the particles for the intended target and therapeutic load. The therapeutic load is designed to consist of synthetic oligonucleotides and other molecular moieties such as proteins, peptides, radionuclides, and small molecules that can be adapted to the specific approach being developed. The approach can range from RNA interference, or RNAi, including small interfering RNAs, antisense oligonucleotides, and non-coding RNA mimics to Pattern Recognition Receptors such as RIG-I. We believe the TTX platform can further be used for developing targeted radiolabeled therapeutics and diagnostics and other custom products targeting known and novel biomarkers and other genetic elements as they are discovered and validated.

Our TTX platform is designed to overcome extracellular and intracellular delivery issues of stability, efficiency, and immunogenicity faced by existing lipid and liposomal nanoparticle platforms while optimizing targeting of and accumulation in tumors and metastases. We believe the ability to deliver targeted therapeutics inside tumors and metastases will potentially allow us to target genes and other important biomarkers for cancer treatment that have until now remained undruggable using other delivery systems.

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

The small hydrodynamic size and the charge of the resulting nanoparticles are designed to maximize distribution throughout the tumor microvasculature, extravasation into the interstitium of tumors and metastases, and uptake by tumors. The physicochemical properties of the nanoparticles are expected to further facilitate their rapid uptake by tumors by exploiting the high metabolic activity of cancer cells, a process analogous to the mechanism behind the systemic loading of metastatic cancer cells with fluorodeoxyglucose for diagnostic Positron Emission Tomography, or PET. We believe the combined result of a hydrodynamically-favored distribution and a metabolically-triggered uptake will result in the enhanced ability of our nanoparticles to access genetic targets inside tumors.

Advancing new RNA therapies through a modular approach

In September 2021, research conducted by MGH was published in Cancer Nanotechnology, entitled “Radiolabeling and PET-MRI microdosing of the experimental cancer therapeutic, MN-anti-miR10b, demonstrates delivery to metastatic lesions in a murine model of metastatic breast cancer.” This paper reported on an MGH study using a radiolabeled derivative of TTX-MC138 (referred to in the paper as MN-anti-miR10b). In this study, TTX-MC138 was tagged with copper-64, or Cu-64. As a result, highly sensitive and specific quantitative determination of pharmacokinetics and biodistribution, as well as observation of delivery of the radiolabeled TTX-MC138 to metastases, was made in laboratory tests using noninvasive PET-MRI. The key results of the study suggest that when injected intravenously, TTX-MC138 accumulates in metastatic lesions. These results suggest that our TTX platform delivers its therapeutic candidate as intended and support clinical evaluation of TTX-MC138. In addition, the MGH investigation describes a microdosing PET-MRI approach to measure TTX-MC138 biodistribution in cancer patients and its delivery to clinical metastases. (Microdoses are minute, subpharmacologic doses of a test compound, not greater than 100 micrograms.) The capacity to carry out microdosing PET-MRI studies in patients under an exploratory IND, or eIND, application could be important because they have the potential to support additional clinical trials we may propose for FDA consideration. The research described in this paper, published by Dr. Zdravka Medarova, our Chief Scientific Officer and scientific co-founder, and others, describes what we believe is an effective approach to assessing delivery of TTX-MC138 in metastatic cancer patients. Since the PET-MRI technique is sensitive enough to determine the concentration of radiolabeled drug candidate in the sub-picomolar range, microgram quantities of the radiolabeled drug candidate are believed to be sufficient to perform such a study in humans. We believe this capability has significant advantages in the initial phases of drug development. Because the low mass of radiolabeled TTX-MC138 is subtherapeutic, it may inform future clinical trials with this candidate.

Dr. Medarova’s paper suggests that the radiolabeling does not impact tumor cell uptake or the ability of TTX-MC138 to engage its target. The paper also shows that the biodistribution of radiolabeled TTX-MC138, when injected at a microdose, reflects its biodistribution at the level of a therapeutic dose.

These key findings informed the design of our Phase 0 microdose clinical trial with radiolabeled TTX-MC138 which we believe offered numerous potential advantages:

(i)	allowed more precise quantitation of the amount of TTX-MC138 delivered to the metastatic lesions because of the higher sensitivity and quantitative accuracy of positron emission tomography;
(ii)	permitted measurement of the pharmacokinetics and biodistribution of TTX-MC138 not only in the metastatic lesions but in other tissues throughout the body, potentially informing Phase I/II clinical trial designs by allowing us to determine drug candidate uptake and clearance from vital organs;
(iii)	supported assessment of pharmacokinetic endpoints, potentially informing dosing for clinical trials. Specifically, because of the high sensitivity and quantitative nature of PET-MRI, we obtained information suggesting what drug concentration in the metastatic lesions over time could be which we then could assess relative to the effective dose used in our preclinical studies; and
(iv)	further informed clinical trial designs to potentially incorporate patient inclusion criteria in those trials based on the types of metastases that demonstrated accumulation of TTX-MC138.

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

SBIR Awards

In April 2021, we received a Fast-Track Small Business Innovation Research award, or SBIR Award, from the National Cancer Institute that provided approximately $2.4 million to fund a two-phased research partnership between us and Massachusetts General Hospital. The program commenced in April 2021 and ended in March 2024. We received SBIR Award funds of $308,861 in May 2021, $1,129,316 in the second year of the award and $870,597 in April 2023 for the third year of the Award. In the SBIR Award application, we proposed performing key translational experiments including IND-enabling and supporting imaging studies using MRI to assess delivery and target engagement of TTX-MC138 in metastatic lesions of breast cancer patients. The experiments were designed to achieve the following aims:

SBIR Phase I:

Aim 1. Optimize a method for measuring miR-10b expression in breast cancer clinical samples.

SBIR Phase II:

Aim 2. File an IND application for TTX-MC138.

Aim 3. Use imaging to determine the uptake of TTX-MC138 by radiologically-confirmed metastases in breast cancer patients.

We believe that we have achieved all three aims under this SBIR.

In September 2024, the Company received its second NIH Award (the “2024 Award”), a Direct to Phase II SBIR Award, from the National Cancer Institute of the NIH. The 2024 Award is to support IND-enabling and clinical trial activities in the Company’s Phase 1a clinical trial with its lead candidate, TTX-MC138, over two years. The total 2024 Award is for $1,999,972 of which $1,011,207 applies to the first year and $988,765 applies to the second year.

In January 2025, we submitted an STTR to the NCI in support of clinical development of TTX-siPDL1. If awarded, the SBIR award is expected to provide up to $2.3 million of non-dilutive funding over three years beginning in the second half of 2025.

Recent Developments

Phase 1 Clinical Trial

On April 15, 2024, we announced that FDA had completed its review of our IND application to conduct a Phase I/II clinical trial with our lead therapeutic candidate, TTX-MC138, and concluded that we may proceed with this clinical trial. The trial is a multicenter, open-label, dose-escalation and dose-expansion study of in patients with advanced solid tumors. We commenced the trial in the third quarter 2024 at MD Anderson and three other clinical trial sites. The first stage of this trial, the Phase 1a, calls for administration of escalating therapeutic dose levels of our drug candidate to as many as six cohorts of approximately three patients per cohort. The first cohort received the lowest therapeutic dose level. In October 2024, the trial’s Safety Review Committee (the “SRC”), approved commencing dosing of patients in the second cohort. Patients in the second and third cohorts have received dosing that is approximately double the level received by patients in each prior cohort. After three patients in each cohort received their initial dose of our drug candidate, the SRC assessed the data and determined that there were no drug-related serious adverse effects or dose limiting toxicities. The SRC approved commencement of dosing in the fourth cohort at a dosage that is approximately fifty percent higher than that administered in the third cohort. The SRC also approved enrollment of additional patients in Cohort 3 to build upon the safety profile of TTX-MC138. Preliminary data indicate no significant safety or dose limiting toxicities reported in Cohorts 1, 2, or 3 and PK and PD data from patients in Cohort 1 and Cohort 2 is consistent with preclinical results and results from our Phase 0 clinical trial. Key assessments in the clinical trial characterize the safety, pharmacokinetic, pharmacodynamic and anti-tumor activity thus identifying a maximum tolerated dose (MTD) and ensuring the mechanism of action is on target. The study also is exploring the effect of TTX-MC138 on biomarker expression, which may include miR-10b expression, and miR-10b downstream targets (RNA sequencing). Clinical assessments to further evaluate TTX=MC138 include clinical laboratory exams, CT scan assessments, and response assessments per RECIST.

January 2024 Financing

On January 22, 2024, we entered into securities purchase agreements pursuant to which we issued and sold approximately 180,079 shares of common stock and PFWs at a purchase price of $40.26 per share (or $39.93 per PFW), and approximately 360,159 warrants to purchase common stock at an exercise price of $40.26 per share (or $0.33 per PFW), in a public offering (the “January Offering”). As of April 30, 2025, all PFWs from the January Offering had been exercised. Net proceeds from the January Offering, after deducting underwriting discounts, commissions and fees paid to the underwriter and other offering expenses, were approximately $6.2 million.

In connection with the January Offering, we also issued warrants to the placement agent to purchase up to approximately 10,805 shares of common stock, or the January Placement Agent Warrants. The January Placement Agent Warrants became exercisable on the date of issuance, expire three and one-half years following the date of sale and have an exercise price of $50.325 per share.

July 2024 Financing

On July 22, 2024, we entered into a Placement Agency Agreement (the “Agreement”) with ThinkEquity LLC, pursuant to which the we agreed to issue and sell directly to various investors, in a best efforts public offering (the “July Offering”), an aggregate of approximately 303,030 shares of the Company’s common stock, par value $0.0001 per share, at an offering price of $9.90 per share of common stock. We received gross proceeds of $3.0 million in connection with the July Offering, before deducting placement agent fees and other offering expenses payable by us. The July Offering closed on July 24, 2024. The shares of common stock sold in the July Offering were offered and sold pursuant to a registration statement on Form S-3 (File No. 333-268764), which was filed with the Securities and Exchange Commission (the “Commission”) on December 13, 2022, and was declared effective by the Commission on December 16, 2022.

As part of its compensation for acting as placement agent for the July Offering, we also agreed to issue to the placement agent, warrants to purchase approximately 15,152 shares of common stock (the “July Placement Agent Warrants”). The July Placement Agent Warrants became exercisable commencing on January 18, 2025, expire July 22, 2029, and have an exercise price of $12.375 per share. The July Placement Agent Warrants, and the shares of common stock issuable upon exercise thereof, will be issued in reliance on the exemption from registration provided in Section 4(a)(2) under the Securities Act of 1933, as amended. The representations, warranties and covenants contained in the Agreement were made solely for the benefit of the parties to the Agreement. In addition, such representations, warranties and covenants (i) are intended as a way of allocating the risk between the parties to the Agreement and not as statements of fact, and (ii) may apply standards of materiality in a way that is different from what may be viewed as material by stockholders of, or other investors in, us. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Agreement, which subsequent information may or may not be fully reflected in public disclosures.

This Annual Report on Form 10-K shall not constitute an offer to sell or the solicitation of an offer to buy securities, nor shall there be any sale of securities in any state or other jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or other jurisdiction.

The foregoing descriptions of the Agreement and July Placement Agent Warrants are not complete and are qualified in their entirety by references to the full text of the Form of Agreement and Form of Placement Agent Warrant which are filed as exhibits to this Annual Report on Form 10-K and are incorporated by reference herein.

November 2024 Private Placement

On November 26, 2024, we entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors, pursuant to which we agreed to sell and issue in a private placement (the “November Private Placement”) an aggregate of (i) approximately 173,033 shares (the “Shares”) of our common stock, par value $0.0001 per share, (ii) approximately 470,007 pre-funded warrants to purchase shares of common stock (the “Pre-Funded Warrants”) (iii) approximately 643,039 Series C Warrants to purchase shares of common stock (the “Series C Warrants”) and (iv) approximately 643,039 Series D Warrants to purchase shares of common stock (the “Series D Warrants” and together with the Series C Warrants, the “Common Warrants”; the Common Warrants together with the Pre-Funded Warrants, the “Warrants”; the Warrants together with Shares, the “Purchased Securities”). Each Share or Pre-Funded Warrant, as applicable, was sold together with one Series C Warrant to purchase one share of common stock and one Series D Warrant to purchase one share of common stock. The price for each Share and accompanying Common Warrants was $12.4409, and the price for each Pre-Funded Warrant and accompanying Common Warrants was $12.4377 (the “Offering Price”).

The Pre-Funded Warrants have an exercise price of $0.0033 per share, are exercisable immediately and expire when exercised in full. Each Series C Warrant has an initial exercise price per share of $15.675 and will be exercisable beginning on the date on which Stockholder Approval (as defined below) is received and deemed effective (the “Initial Exercise Date” or the “Stockholder Approval Date”). The Series C Warrants will expire on the five-year anniversary of the Initial Exercise Date. Additionally, the Series C Warrants provide for an adjustment to the exercise price and number of shares underlying such Series C Warrants upon the Company’s issuance of common shares or common share equivalents at a price per share that is less than the exercise price of the Series C Warrants, subject to a floor price of $2.4882 per share (the “Floor Price”). The Series D Warrants have an initial exercise price per share of $15.675 and will be exercisable beginning on the Initial Exercise Date. The Series D Warrants will expire two and one-half years after the Initial Exercise Date. Under an alternate cashless exchange provision in the Series D Warrants, holders thereof have the right to receive an aggregate number of shares equal to the product of (i) the aggregate number of common shares that would be issuable upon a cash exercise of the Series D Warrants and (ii) 3.0. In addition, on the 11th trading day following each of (i) the later of (A) the Stockholder Approval Date and (B) the Effective Date (as that term is defined in the Purchase Agreement) and (ii) each subsequent date that a Registration Statement (as that term is defined in the Purchase Agreement) is declared effective by the Securities and Exchange Commission, if any (each such trading day, a “Reset Date”), the Series C Warrants and the Series D Warrants contain a reset of the exercise price to a price equal to the lesser of (i) the then applicable exercise price and (ii) the greater of the Floor Price and the lowest volume weighted average price for the ten trading days immediately preceding the Reset Date. Upon such reset of the exercise price, the number of shares issuable under the Common Warrant shall be increased such that the aggregate exercise price of the Common Warrant shall remain unchanged following such reset.

The issuance of shares of common stock upon exercise of the Common Warrants was subject to stockholder approval under applicable rules and regulations of The Nasdaq Stock Market LLC (“Nasdaq”) (“Stockholder Approval” and the date on which Stockholder Approval was received and deemed effective, the “Stockholder Approval Date”). We obtained Stockholder Approval at a shareholder meeting on February 25, 2025.

A holder of Purchased Securities will not have the right to exercise any portion of the Common Warrants or Pre-Funded Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% or 9.99%, as applicable, of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Common Warrants or the Pre-Funded Warrants, respectively. The Purchase Agreement also contains representations, warranties, indemnification and other provisions customary for transactions of this nature. The November Private Placement closed on December 2, 2024.

In connection with the November Private Placement, subsequent to the closing of the November Private Placement until the later of Shareholder Approval or April 1, 2025, we agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any common stock or Common Stock Equivalents (as defined in the Purchase Agreement), or (ii) file any registration statement or amendment or supplement thereto, other than with respect to the registration statement filed in connection with the November Private Placement. We also agreed that for the 12 month period following the date of the Purchase Agreement, we are not to effect or enter into an agreement to effect any issuance of common stock or any securities convertible into or exercisable or exchangeable for Common Shares involving a Variable Rate Transaction (as defined in the Purchase Agreement), subject to certain exceptions.

The Benchmark Company LLC acted as the exclusive placement agent (the “Placement Agent”) for the November Private Placement. Pursuant to an engagement agreement with the Placement Agent, we agreed to pay the Placement Agent in connection with the November Private Placement a cash fee equal to $50,000. Additionally, we engaged A.G.P./Alliance Global Partners (“A.G.P.”) as Financial Advisor for which we agreed to pay A.G.P. (i) a cash fee for financial services rendered in connection with the November Private Placement equal to 4.0% of the aggregate gross proceeds received in the November Private Placement, less $50,000; (ii) up to $75,000 for fees and expenses, and (iii) a nonaccountable expense allowance of one percent of the gross proceeds. The aggregate gross proceeds for the November Private Placement were approximately $8 million, before deducting fees and expenses payable by us, excluding the proceeds, if any, from the exercise in cash of the Pre-Funded Warrants and Common Warrants. All of the Pre-Funded Warrants were exercised prior to January 31, 2025. No assurance can be given that any of the Common Warrants will be exercised.

We intend to use the net proceeds from the November Private Placement for working capital and general corporate purposes.

Pursuant to the Purchase Agreement, we agreed to prepare and file a registration statement with the Securities and Exchange Commission no later than 10 days after November 27, 2024, to register the resale of the Shares (including Shares issuable upon exercise of the Warrants) purchased pursuant to the Purchase Agreement. We filed this registration statement with the Securities and Exchange Commission on December 6, 2024, and it was declared effective on December 17, 2024 (Registration Number 333-283666).

The offer and sale of the securities pursuant to the Purchase Agreement have not been registered under the Securities Act or any state securities laws. The securities issued to the purchasers under the Purchase Agreement were offered and sold in reliance on an exemption from registration provided by Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company relied on this exemption from registration based in part on representations made by the purchasers, including that each purchaser is an “accredited investor”, as defined in Rule 501(a) promulgated under the Securities Act.

The Purchased Securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Neither this Annual Report on Form 10-K, nor the exhibits attached hereto, is an offer to sell or the solicitation of an offer to buy the securities described herein or therein.

The foregoing summary of the terms of the Purchase Agreement, the Pre-Funded Warrants, the Series C Warrants, the Series D Warrants and the Registration Rights Agreement are subject to, and qualified in their entirety by, the full text of such agreement which forms are filed as exhibits, to this Annual Report on Form 10-K and are incorporated by reference herein.

March 2025 Equity Financing

On March 23, 2025, we entered into a Placement Agency Agreement, or the March Agreement, with ThinkEquity LLC, or the Placement Agent, pursuant to which we agreed to issue and sell, directly to various investors, in a registered direct offering (the  “March Offering”) an aggregate of 10,250,000 shares, or the Shares of our common stock, or the Common Stock, and 10,250,000 Common Warrants, or the Common Warrants, to purchase 10,250,000 shares of Common Stock, at an aggregate offering price of $0.98 per share of Common Stock and accompanying Common Warrant. Additionally, as part of its compensation for acting as placement agent for the March Offering, the Company also agreed to issue to the Placement Agent warrants to purchase 512,500 shares of Common Stock, or the Placement Agent Warrants, and together with the Shares and the Common Warrants, the Securities. We received gross proceeds of approximately $10 million in connection with the March Offering, before deducting placement agent fees and other offering expenses payable by us. The March Offering closed on March 25, 2025.

The Common Warrants are exercisable commencing March 25, 2025, expire on March 25, 2030, and have an exercise price equal to $0.86 per share. The Placement Agent Warrants are exercisable commencing March 25, 2025, expire on March 25, 2030, and have an exercise price equal to $1.07 per share.

Nasdaq Listing

In the third quarter 2024, the Company received three letters from the Nasdaq Stock Market (“Nasdaq”) Staff notifying the Company that it was not in compliance with Nasdaq Listing Rules 5550(a)(2) (the “Bid Price Rule”), 5550(b)(1) (the “Equity Rule”) or any of the alternative requirements in Listing Rule 5550(b), and 5635(d) (the “Shareholder Approval Rule”). As a result, the shares of the Company’s common stock were subject to delisting from The Nasdaq Capital Market. On October 1, 2024, the Company appealed the Staff’s determination to a Nasdaq Hearings Panel (the “Panel”). On November 4, 2024, the Company was informed that the Panel granted the Company a formal extension to regain compliance with the Nasdaq Listing Rules.

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

Upon being delisted from the Nasdaq Capital Market, our stock would likely be traded in the over-the-counter inter-dealer quotation system, more commonly known as the OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the securities exchanges, such as the Nasdaq Capital Market, or, together, Exchange-listed stocks. Many OTC stocks trade less frequently and in smaller volumes than Exchange-listed stocks. Accordingly, our stock would be less liquid than it would be otherwise. Also, prices of OTC stocks are often more volatile than Exchange-listed stocks. Additionally, institutional investors are usually prohibited from investing in OTC stocks, and it would likely be more challenging to raise capital when needed.

With respect to the Equity Rule, we believe that as of the date of the filing of this Annual Report on Form 10-K, we are in compliance with such Rule with stockholders’ equity above $2.5 million.

Further Restructuring

In an effort to continue to manage our costs, in connection with the January 31, 2025, termination of our sublease of laboratory and office space in Newton, Massachusetts, we (i) relocated our R&D activities to space at Michigan State University with which we are negotiating a sponsored research agreement and (ii) relocated our business activities to short-term office rental space in Woburn, Massachusetts. In connection with our R&D activities, we terminated one scientist that we employed and one consulting scientist that we had engaged.

Financial Operations Overview

From inception in January 2016 through approximately mid-2021, we devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting limited research and development activities, and preparing to manufacture drug substance and drug product for our clinical development program. Following our IPO, we expanded our R&D activities and company operations. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have limited experience with clinical trials, have not obtained any regulatory approvals to sell any products, have not manufactured a commercial-scale drug, or conducted sales and marketing activities. Through December 31, 2024, we received approximately $62.5 million of net proceeds, primarily from our IPO, other equity financings, our SBIR Awards and from borrowings between 2018 and 2020 under convertible promissory notes.

We have incurred significant operating losses since inception. Our net losses were approximately $16.8 million and $18.5 million for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, we had an accumulated deficit of approximately $63.2 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates for which there is no assurance of occurrence. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

At December 31, 2024, we had cash of approximately $5.8 million. We believe that these funds together with the approximately $8.8 million we obtained in the March Offering, will be sufficient to support our operating expenses and capital expenditure requirements into the fourth quarter 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Impact of Global Economic and Political Developments and the Novel Coronavirus (COVID-19) Pandemic

The development of our product candidates or our operations could be disrupted and materially adversely affected by global economic or political developments. In addition, economic uncertainty in global markets caused by political instability and conflict, such as the ongoing conflicts in Ukraine and the Middle East, and economic challenges caused by global pandemics or other public health events, may lead to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions. Our business, financial condition and results of operations could be materially and adversely affected by negative impacts on the global economy and capital markets resulting from these global economic conditions and circumstances, particularly if such conditions and circumstances are prolonged or worsen.

Although our business has not been materially impacted by these global economic and political developments to date, it is impossible to predict the extent to which we may be impacted in the short and long term, or the ways in which our business, financial condition and results of operations could be affected by any of the foregoing or by other events which may occur in the future. Any such disruptions may also magnify the impact of other risks described herein or in our other filings with the Securities and Exchange Commission.

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

In late 2024, we and The University of Texas M. D. Anderson Cancer Center (“MD Anderson”) agreed to amend our five-year strategic collaboration agreement in favor of MD Anderson focusing solely on participation in our Phase I/II clinical trial. This amendment relieves us from the obligation to make up to $10 million of collaboration payments. We are obligated to pay charges incurred by MD Anderson in connection with the clinical trial. In January 2023, the Company made an initial payment of $250,000 to MD Anderson recorded as a Prepaid Expense pending such time as payments under the collaboration became due. Initial expenses of the clinical trial will be charged against the initial payment made to MD Anderson and for the years ended December 31, 2024 and 2023, were $279,768 and $0, respectively.

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

Results of operations

The following table summarizes the approximate amounts of our results of operations for the periods indicated:

	Year Ended December 31,
	2024	2023	Change

	(in thousands)
Operating Expenses
Research and development	$9,706	$12,264	$(2,558)
General and administrative	5,954	7,155	(1,201)
Total operating expenses	15,660	19,419	(3,759)
Operating loss	(15,660)	(19,419)	3,759
Other income (expense)
Change in fair value of warrant liability	(939)	—	(939)
Warrant Issuance Costs	(597)	—	(597)
Grant income	524	923	(399)
Gain on sale of equipment	1	—	1
Currency exchange gain (loss)	(57)	—	(57)
Interest income	1	5	(4)
Interest expense	(27)	(56)	29
Total other income (expense)	(1,094)	872	(1,966)
Net loss	(16,754)	(18,547)	1,793
Deemed dividend arising from warrant modification	(31)	—	(31)
Net loss attributable to common stockholders	$(16,785)	$(18,547)	$1,762

Comparison of years ended December 31, 2024 and 2023

Research and development expenses

Research and development, or R&D, expenses decreased $2,558 thousand in the year ended December 31, 2024, compared to the same period in 2023. The decrease was primarily due to reduced science-related research activities, consulting costs, purchases of materials, facilities-related costs, and compensation costs as a result of staff reductions, one-time severance payments and related benefits costs. These decreases were offset in part by increased clinical trial and related costs and non-cash share-based compensation, offset in part by purchased services and regulatory expenses.

General and administrative expenses

General and administrative expenses decreased $1,201 thousand in the year ended December 31, 2024, compared to the same period in 2023. Decreases primarily related to staff reduction costs (compensation, benefits and one-time severance payments), directors and officers liability insurance expenses, and professional services, including legal, accounting, and consulting, facilities-related costs and technology-related costs, offset in part by increased non-cash share-based compensation and costs related to being a public company.

Change in fair value of warrant liability

The charge in connection with a change in the fair value of the warrant liability between the December 2, 2024, issuance of the underlying warrants and December 31, 2024, was $1,536 thousand for the year ended December 31, 2024. There was no charge in the year ended December 31, 2023. The warrants were issued in the November 2024 financing.

Grant Income

Grant income decreased $399 thousand in the year ended December 31, 2024, compared to the same period in 2023. Grant income was recognized under two NIH grants, one awarded in April 2021 and one in September 2024, to fund certain costs to advance our lead therapeutic candidate into clinical trials.

Interest expense

Interest expense was $27 thousand for the year ended December 31, 2024, compared to $56 thousand in the same period in 2023. The decrease reflects primarily reduced imputed interest expense charged in connection with our right-of-use asset and reduced finance charges on our D&O insurance policy.

Interest income

Interest income was $1 thousand for the year ended December 31, 2024, compared to $5 thousand in the same period in 2023. Interest income declined primarily as a result of our lower cash balances held in interest bearing accounts.

Cash flows

The following table summarizes the approximate amounts of our cash flows for the periods indicated:

	Years ended December 31,
	2024	2023

	(in thousands)
Net cash used in operating activities	$(13,336)	$(18,075)
Net cash used in investing activities	(22)	(36)
Net cash provided by financing activities	16,401	15,909
Net change in cash	$3,043	$(2,202)

Comparison of the years ended December 31, 2024 and 2023

Operating activities

During the year ended December 31, 2024, we used cash of $13,336 thousand in operating activities compared to $18,075 thousand in the year ended December 31, 2023. Cash used in operating activities in 2024 primarily reflected our net loss of $16,755 thousand and a decrease of $343 thousand in accounts payable and accrued expenses, offset in part by increased share-based compensation expense of $1,700 thousand and other non-cash items (including those related to our leased facility), a fair value reset of warrants issued during 2024, and an increase in prepaid expenses and other current assets of $406 thousand.

Changes in accounts payable and accrued expenses were generally due to the amounts and timing of vendor invoicing and payments.

Investing activities

During the year ended December 31, 2024, we used cash of $22 thousand in investing activities, primarily for purchases of laboratory and computer equipment, compared to $36 thousand used for such purchases in the year ended December 31, 2023.

Financing activities

During the years ended December 31, 2024, and 2023, we obtained cash (net) of $16,432 thousand and $15,909 thousand, respectively, from equity offerings.

Liquidity and capital resources

Sources of liquidity

Since inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if ever. We have funded our operations to date primarily with proceeds from borrowings under convertible promissory notes, funds from our IPO and other equity financings, and our SBIR Awards. Through December 31, 2024, we had received net cash proceeds of approximately $62.5 million from these sources.

At December 31, 2024, we had cash of approximately $5.8 million. In March 2025, we obtained approximately $8.8 million from the March Offering.

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

At December 31, 2024, we had cash of approximately $5.8 million. We believe that these funds together with the approximately $8.8 million we obtained in the March Offering, will be sufficient to support our operating expenses and capital expenditure requirements into the fourth quarter 2025. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we expect. We do not believe that our existing cash will be sufficient to fund our planned operating and capital expenditures for at least the next 12 months from the date of our financial statements included elsewhere herein. Changed circumstances may also result in the depletion of our capital resources more rapidly than we currently anticipate. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that we will require additional capital for additional research, development, and clinical trials, as we seek regulatory approval of our product candidates, for operations, and for licenses or acquisitions of other product candidates we may choose to pursue. If we receive regulatory approval for TTX-MC138 or other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, all of which will vary depending on where and how we choose to commercialize approved product candidates.

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

Contractual obligations and commitments

At December 31, 2024, we had future minimum lease payments under one non-cancelable operating lease commitment of $38 thousand. We enter into contracts in the normal course of business with CROs, collaborators, CMOs and other third-parties for the manufacture of our product candidates, to support clinical trials and preclinical research studies and testing, and for other purposes. Any payments due upon completion or cancellation of these contracts generally consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation although some agreements provide for termination fees or payments for the balance of the term of the agreement.

Collaboration Obligations

In late 2024, we and The University of Texas M. D. Anderson Cancer Center (“MD Anderson”) agreed to amend our five-year strategic collaboration agreement in favor of MD Anderson focusing solely on participation in our Phase 1/II clinical trial. This amendment relieves us from the obligation to make up to $10 million of collaboration payments. We are obligated to pay charges incurred by MD Anderson in connection with the clinical trial. In January 2023, the Company made an initial payment of $250,000 to MD Anderson recorded as a Prepaid Expense pending such time as payments under the collaboration became due. Initial expenses of the clinical trial will be charged against the initial payment made to MD Anderson and for the years ended December 31, 2024 and 2023, were $279,768 and $0, respectively.

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

While our significant accounting policies are described in more detail in Note 2 to our audited financial statements for the year ended December 31, 2024, elsewhere in this annual report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

As of December 31, 2024, we had issued restricted stock and stock options, each with service-based vesting conditions, and recorded share-based compensation expense resulting from those awards as vesting occurred. All shares of restricted stock have vested and there is no further compensation expense to be recorded in connection with restricted stock. We would apply the graded-vesting method to all share-based awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

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

Warrants we issued upon our financings in January and July 2024 meet the criteria for equity classification under ASC 815 and were classified as equity. Warrants we issued upon our financing that closed December 2, 2024, did not meet the criteria for equity classification under ASC 815 and were classified as liabilities. Warrants issued upon our financings in 2023 meet the criteria for equity classification under ASC 815 and were classified as equity.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk related to changes in interest rates. At December 31, 2024 and 2023, our cash was held in checking and savings accounts at major U.S. banks. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our holdings, an immediate 10% change in the interest rate would not materially affect the fair market value of our investments or our financial position or results of operations.

At December 31, 2024 and 2023, we had no debt outstanding other than liabilities related to the right-of-use asset from our sublease in Newton, Massachusetts. We currently, therefore, are not subject to interest rate risk related to debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Euro, the currency for certain of our major purchases. Foreign currency transaction gains or losses, if any, are recorded as a component of other income (expense) in our statements of operations. For the year ended December 31, 2024, we recognized a loss on foreign currency transactions of $57 thousand. For the year ended December 31, 2023, we did not recognize foreign currency transaction gains or losses. An immediate 5% change in the Euro exchange rate would not have a material effect on our results of operations.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f) or 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and our board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO criteria). Based on this assessment, management concluded that, due to the material weakness referred to in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report on Form 10-K, our internal control over financial reporting was not effective as of December 31, 2024. Among others, two factors that contributed to this conclusion were (1) our difficulty segregating accounting duties due to the small size of our staff which (2) also requires us to rely on outside parties for certain accounting analyses such as for non-routine transactions. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures taken to date as described above, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, with respect to our 2025 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent public accounting firm is WithumSmith+Brown, PC, East Brunswick, New Jersey, PCAOB Auditor ID: 100.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

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

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of TransCode Therapeutics, Inc. (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2023, filed on April 1, 2024).

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation of TransCode Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on January 16, 2024).

3.4

Certificate of Amendment to Amended and Restated Certificate of Incorporation of TransCode Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on November 29, 2024).

3.5

Amended and Restated Bylaws of TransCode Therapeutics, Inc. (Incorporated by reference to Exhibit 3.5 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on April 8, 2021 (File No. 333-253599)).

3.6

Amendment No. 1 to the Amended and Restated Bylaws of TransCode Therapeutics, Inc., effective as of December 8, 2023 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 8, 2023).

4.1	Description of Securities (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 31, 2022).

4.2	Form of Representative Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S 1, filed on March 24, 2021 (File No. 333 253599)).

4.3	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on February 17, 2023).

4.4	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on June 6, 2023 (File No. 333-272082)).

4.5	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 5, 2023 (File No. 333-272082)).

4.6	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 5, 2023 (File No. 333-272082)).

4.7	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on September 25, 2023 (File No. 333-274251)).

4.8	Form of Underwriter’s Warrant (Incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on September 25, 2023 (File No. 333-274251)).

4.9	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 4, 2023).

4.10	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 17, 2024)

4.11	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 18, 2024)

4.12	Form of Placement Agent’s Warrant (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 17, 2024)

4.13	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2024).

4.14	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 2, 2024

4.15	Form of Series C Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 2, 2024).

4.16	Form of Series D Warrant (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 2, 2024).

4.17	Form of Common Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2025).

4.18	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2025).

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

10.11

Common Stock Purchase Agreement, dated April 13, 2023, by and between TransCode Therapeutics,Inc. and White Lion Capital LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 14, 2023).

10.12	Placement Agency Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2025).

19.1*	Insider Trading Policy dated December 24, 2024.

23.1*	Consent of WithumSmith+Brown, PC.

24.1*	Power of Attorney (included on signature page).

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

TRANSCODE THERAPEUTICS, INC.

Date: April 15, 2025	/s/ Thomas A. Fitzgerald
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

NAME	TITLE	DATE

/s/ Thomas A. Fitzgerald	Director, Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	April 15, 2025
Thomas A. Fitzgerald, MBA

/s/ Philippe P. Calais	Director, Chairman	April 15, 2025
Philippe P. Calais, PhD

/s/ Erik Manting	Director	April 15, 2025
Erik Manting, PhD

/s/ Magda Marquet
Magda Marquet, PhD	Director	April 15, 2025

TRANSCODE THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of TransCode Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TransCode Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has experienced cash used from operations, and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

East Brunswick, New Jersey

April 15, 2025

PCAOB ID Number 100

TRANSCODE THERAPEUTICS, INC.

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$5,811,064	$2,767,598
Prepaid expenses and other current assets	1,282,274	1,687,846
Total current assets	7,093,338	4,455,444
Property and equipment, net of depreciation	51,574	120,707
Right-of-use asset, net of amortization	37,731	481,694
Security deposit	111,856	111,856
Total assets	$7,294,499	$5,169,701
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,708,137	$3,051,259
Deferred grant income	25,408	27,057
Short-term lease liability	38,291	412,280
Total current liabilities	2,771,836	3,490,596
Long-term liabilities:
Warrant Liability - Series C	517,871	—
Warrant Liability - Series D	6,023,526	—
Long-term lease liability	—	38,291
Long-term liabilities	6,541,397	38,291
Total liabilities	9,313,233	3,528,887
Stockholders’ equity:
Preferred stock – $0.0001 par value; 10,000,000 shares authorized at December 31, 2024, and December 31, 2023; -0- shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock – $0.0001 par value, 290,000,000 shares authorized at December 31, 2024, and December 31, 2023; 1,029,095 and 19,014 shares issued and outstanding at December 31, 2024, and December 31, 2023, respectively (1)	103	2
Additional paid-in capital	61,183,079	48,057,156
Accumulated deficit	(63,201,916)	(46,416,344)
Total stockholders’ equity (deficit)	(2,018,734)	1,640,814
Total liabilities and stockholders’ equity (deficit)	$7,294,499	$5,169,701

See accompanying notes to financial statements.

(1)	Since May 2023, the Company has effected three reverse splits of its common stock, either issued and outstanding or held by the Company as treasury stock, (the “Reverse Splits”). None of the Reverse Splits resulted in a change in par value per share, nor did any change the number of authorized shares of common stock. The May 2023 Reverse Split was at a ratio of one share for every 20 shares previously held. The January 2024 Reverse Split was at a ratio of one share for every 40 shares previously held. The December 2024 Reverse Split was at a ratio of one share for every 33 shares previously held. All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have been retroactively adjusted to reflect the Reverse Splits.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023
Operating expenses
Research and development	$9,706,358	$12,263,530
General and administrative	5,954,339	7,154,986
Total operating expenses	15,660,697	19,418,516
Operating loss	(15,660,697)	(19,418,516)

Other income (expense)
Change in fair value of warrant liability	(938,690)	—
PIPE warrant Issuance Costs	(596,957)	—
Grant income	524,064	923,035
Gain on sale of equipment	500	—
Currency exchange gain (loss)	(57,062)	—
Interest income	684	5,285
Interest expense	(26,813)	(55,899)
Total other income (expense)	(1,094,274)	872,421
Net Loss	(16,754,971)	(18,546,095)
Deemed dividend arising from warrant modification	(30,601)	—
Net loss attributable to common stockholders	$(16,785,572)	$(18,546,095)

Basic and diluted net loss per share (1)
Net loss attributable to common stockholders	$(16,785,572)	$(18,546,095)
Weighted-average common shares outstanding	356,115	5,424
Net loss per share	$(47.14)	$(3,419.01)

See accompanying notes to financial statements.

(1)	Since May 2023, the Company has effected three reverse splits of its common stock, either issued and outstanding or held by the Company as treasury stock, (the “Reverse Splits”). None of the Reverse Splits resulted in a change in par value per share, nor did any change the number of authorized shares of common stock. The May 2023 Reverse Split was at a ratio of one share for every 20 shares previously held. The January 2024 Reverse Split was at a ratio of one share for every 40 shares previously held. The December 2024 Reverse Split was at a ratio of one share for every 33 shares previously held. All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have been retroactively adjusted to reflect the Reverse Splits.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2024 and 2023

					Total
			Additional		Stockholders’
	Common Stock (1)		Paid-In	Accumulated	Equity
	Shares	Amount	Capital (1)	Deficit	(Deficit)

Balance, December 31, 2022	492	$—	$31,110,945	$(27,870,249)	$3,240,696
Issuances of common stock, net	18,522	2	15,909,322	—	15,909,324
Share based compensation	—	—	1,036,889	—	1,036,889
Net loss	—	—	—	(18,546,095)	(18,546,095)
Balance, December 31, 2023	19,014	2	48,057,156	(46,416,344)	1,640,814
Issuances of common stock, net	1,010,081	101	11,395,323	—	11,395,424
Deemed dividend arising from warrant modification	—	—	30,601	(30,601)	—
Share based compensation	—	—	1,699,999	—	1,699,999
Net loss	—	—	—	(16,754,971)	(16,754,971)
Balance, December 31, 2024	1,029,095	$103	$61,183,079	$(63,201,916)	$(2,018,734)

See accompanying notes to financial statements.

(1)	Since May 2023, the Company has effected three reverse splits of its common stock, either issued and outstanding or held by the Company as treasury stock, (the “Reverse Splits”). None of the Reverse Splits resulted in a change in par value per share, nor did any change the number of authorized shares of common stock. The May 2023 Reverse Split was at a ratio of one share for every 20 shares previously held. The January 2024 Reverse Split was at a ratio of one share for every 40 shares previously held. The December 2024 Reverse Split was at a ratio of one share for every 33 shares previously held. All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have been retroactively adjusted to reflect the Reverse Splits.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,754,971)	$(18,546,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	90,894	123,483
Amortization of right-of-use asset	443,963	393,263
Share-based compensation expense	1,699,999	1,036,889
Change in fair value of warrant liability	938,690	—
PIPE warrant issuance cost	596,957	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	405,573	362,912
Accounts payable and accrued expenses	(343,123)	(1,296,032)
Deferred grant income	(1,649)	27,057
Grants receivable	—	360,229
Security deposit	—	(111,856)
Operating lease liability	(412,280)	(424,385)
Net cash used in operating activities	(13,335,947)	(18,074,535)
Cash flows from investing activities:
Purchase of equipment	(21,761)	(35,609)
Net cash used in investing activities	(21,761)	(35,609)
Cash flows from financing activities:
Net proceeds from sales of common stock	16,401,174	15,909,324
Net cash provided by financing activities	16,401,174	15,909,324
Net change in cash	3,043,466	(2,200,820)
Cash, beginning of year	2,767,598	4,968,418
Cash, end of year	$5,811,064	$2,767,598
Supplemental disclosure of cash flow
Cash paid during the period for:
Interest related to insurance premium payment plan	$16,629	$32,861
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$874,957
Deemed dividend arising from warrant modification	$30,601	$—
Recognition of liability classified Series C warrants	$448,478	$—
Recognition of liability classified Series D warrants	$4,557,272	$—

See accompanying notes to financial statements.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

From its founding until mid-2021, the Company was engaged in organizational activities, including raising capital, and limited research and development (“R&D”) activities. On July 13, 2021, the Company completed the initial public offering (“IPO”) of its common stock, raising approximately $28.8 million in gross proceeds. The net proceeds from the IPO were approximately $25.4 million after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company, including offering costs paid in 2020. Since the IPO, the Company has increased its R&D activities, hired additional employees, and begun more traditional operations. Following the IPO, the Company’s common stock commenced trading on the Nasdaq Capital Market under the ticker symbol “RNAZ.” Upon the closing of the IPO, outstanding convertible promissory notes converted into approximately 1,335 shares of Company common stock.

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

The Company plans to expand development of its lead therapeutic candidate and other candidates, and to explore strategic partnerships. Management believes that its cash at December 31, 2024, together with the net proceeds of approximately $8.8 million from an equity financing completed March 25, 2025, is sufficient to fund operations and capital requirements into the fourth quarter 2025, but does not believe that existing cash will be sufficient to fund requirements for a full 12 months from the date of issuance of these financial statements.

To support its planned operations, the Company will require additional capital; however, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. Through December 31, 2024, the Company’s primary source of capital was from the sale of equity securities in the IPO and subsequent financings, previous sales of convertible promissory notes and funds received under SBIR Awards beginning in April 2021. For the foreseeable future, the Company plans to fund its operations by continuing to raise additional capital, primarily through sales of equity or debt, and from funds that may be awarded under government and other grants.

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

December 31, 2024 and 2023

(1)   Nature of Business and Liquidity (continued)

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

For the year ended December 31, 2024, net cash used in operating activities was approximately $13.3 million and the Company’s net loss was approximately $16.8 million. As of December 31, 2024, the Company had an accumulated deficit of approximately $63.2 million and approximately $5.8 million in cash.

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

(b)   Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include but are not limited to the valuation of share-based compensation, valuation of warrant liability, income from grants, and accrued research and development costs. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the financial statements, actual results may materially vary from these estimates.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

(2)   Summary of Significant Accounting Policies (continued)

(e)   Fair Value of Financial Instruments

The Company’s financial instruments at December 31, 2024 and 2023, included cash, grant receivable, prepaid expenses and other current assets, right-of-use asset, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability. Cash is reported at fair value. The recorded carrying amounts of grant receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability approximate their fair value due to their short-term or fixed arrangements nature.

(f)   Research and Development

Research and development (“R&D”) costs generally are expensed as incurred and primarily comprise expenses to discover, research and develop therapeutic candidates. These expenses may include personnel costs, share based compensation expense, materials and supplies, allocated facility-related and depreciation expenses, third-party license fees, and costs under arrangements with third-party vendors, such as contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”), and consultants. Non- refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as expenses as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

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

(g)   Grant Income

Funds from grants are recognized as grant income in the statements of operations as and when earned for the specific research and development projects for which the grants are designated. In April 2021 and September 2024, the Company received awards (the “Awards”) from the National Cancer Institute in support of the Company’s lead therapeutic candidate. Since there is no transfer of ownership of the work performed under the Awards, and the Company does not lose control over the work performed under the Awards, the Company deems the Awards funds as contributions. Grant payments received in excess of grant income earned are recorded as deferred grant income on the Company’s balance sheets until the related income has been earned. Grant income earned in excess of grant payments received is recorded as grant receivable on the Company’s balance sheets.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

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

December 31, 2024 and 2023

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

(l)   Recent Accounting Pronouncement

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s adoption of ASU 2023-07 on January 1, 2024, did not have a material impact on the Company’s financial statements.

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

On January 16, 2024, the Company effected a reverse split of the Company’s common stock, either issued and outstanding or held by the Company as treasury stock, (the “January 2024 Reverse Split”) previously approved by the Board and stockholders of the Company. The January 2024 Reverse Split was at a ratio of one share for every 40 shares previously held with no change in the par value per share. The January 2024 Reverse Split did not change the number of authorized shares of common stock.

On December 4, 2024, the Company effected a reverse split of the Company’s common stock, either issued and outstanding or held by the Company as treasury stock, (the “December 2024 Reverse Split”) previously approved by the Board and stockholders of the Company. The December 2024 Reverse Split was at a ratio of one share for every 33 shares previously held with no change in the par value per share. The December 2024 Reverse Split did not change the number of authorized shares of common stock.

All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have been retroactively adjusted to reflect the three reverse stock splits.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

(2)   Summary of Significant Accounting Policies (continued)

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

(2)   Summary of Significant Accounting Policies (continued)

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

Warrants we issued upon our financings in January and July 2024 met the criteria for equity classification under ASC 815 and were classified as equity. Warrants we issued upon our financing that closed December 2, 2024 did not meet the criteria for equity classification under ASC 815 and were classified as liabilities. Warrants issued upon our financings in 2023 met the criteria for equity classification under ASC 815 and were classified as equity.

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of the dates of the Company’s balance sheets herein. The carrying amount of cash, grant receivable, prepaid expenses and other current assets, right-of-use asset, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability approximated their fair value due to their short-term or fixed arrangements nature. Warrant liabilities are recorded based on their fair value.

The Company records it warrant liability at fair value and is considered a Level 3 measurement on the fair value hierarchy due to the significant unobservable imputs used in their valuation such as the probability weighted outcomes regarding the shareholder approval date and the potential de-listing date. The fair value of the warrant liability was determined using a Monte Carlo simulation model within a risk-neutral framework. This widely accepted financial modeling approach is employed to value complex instruments, including warrants with strike price reset and anti-dilution provisions. The model simulates multiple potential future paths for the Company’s stock price, accounting for the reset provision by adjusting the strike price if the stock price falls below a specified level, but not lower than the specified Floor Price.  Upon each reset of the strike price, the warrants are also adjusted for quantity, based on the anti-dilution provisions. For each simulated path, the warrant’s payoff is calculated using the final stock price and the potentially adjusted strike price and quantity, then discounted to present value. The fair value is estimated as the average of these discounted payoffs across all simulated paths. This method ensures the valuation reflects the impact of the strike price reset provision and anti-dilution provision on the warrants’ potential values.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

The following key assumptions were used in the valuation of the warrant liability as of the issuance date of November 26, 2024, and as of December 31, 2024:

Assumptions	November 26, 2024	December 31, 2024
Risk-free rate	4.53%	4.33%
Volatility	165.00%	150.00%
Expiration date of Series C	November 29, 2029	November 29, 2029
Expiration date of Series D	May 29, 2027	May 29, 2027
Shareholder approval date	February 25, 2025	February 25, 2025
Potential de-listing date	June 30, 2025	June 30, 2025

The fair value of the warrant liability is as follows:

	Level 1	Level 2	Level 3	Total
Warrant liabilities
PIPE warrants - Series C	$—	—	$517,871	$517,871
PIPE warrants - Series D	—	—	6,023,526	6,023,526
Total warrant liabilities, at fair value	$—	$—	$6,541,397	$6,541,397

	PIPE Warrants	PIPE Warrants	Total Warrant
Level 3 Rollforward:	Series C	Series D	Liability
Balance, December 31, 2022	$—	$—	$—
Additions	—	—	—
Change in fair Value	—	—	—
Balance, December 31, 2023	$—	$—	$—
Additions	501,961	5,100,746	5,602,707
Change in fair Value	15,910	922,780	938,690
Balance, December 31, 2024	$517,871	$6,023,526	$6,541,397

(4)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2024	2023
Prepaid operating expenses	$31,563	$116,607
Contract manufacturers and research organizations	517,484	717,686
Insurance premiums	310,735	431,061
Prepaid FICA	422,492	422,492
	$1,282,274	$1,687,846

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

(5)   Property and Equipment

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2024	2023
Laboratory and computer equipment	$362,387	$384,050
Less accumulated depreciation	(310,813)	(263,343)
Total property and equipment, net	$51,574	$120,707

Depreciation expense for the years ended December 31, 2024 and 2023 was $90,894 and $123,483, respectively.

(6)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,	December 31,
	2024	2023
Professional and general consulting fees	$1,282,428	$375,550
R&D-related – CMOs, CROs, supplies, equipment and consulting	1,148,917	1,260,578
General expenses	143,988	295,508
Insurance premiums	765	400,236
Payroll and benefits	131,342	589,404
Accrued license payments	697	129,983
	$2,708,137	$3,051,259

(6)   Accounts Payable and Accrued Expenses (continued)

At December 31, 2024 and 2023, the Company’s outstanding payables to CROs or CMOs included above were $997,074 and $1,020,875, respectively.

See Note 8 for further information regarding the accrued license payments.

(7)    Grant Income

In April 2021, the Company received a Fast-Track Small Business Innovation Research, or SBIR, Award from the National Cancer Institute of the National Institutes of Health (the “NIH”). The Award was for up to $2,392,845 over three years to fund a two-phased research partnership between the Company and Massachusetts General Hospital. In May 2021, the Company received first-year funding of $308,861. In May 2022, second-year funding of $1,129,316 was made available to the Company. In April 2023, the Company received funding of $870,684 for the third year of the SBIR Award. Income under the grant is recognized as work under the grant is completed. The Company recognized grant income of $524,064 and $923,035 for the years ended December 31, 2024 and 2023, respectively. The Company recorded grant income receivable of $0 at December 31, 2024, and 2023. The Company had deferred grant income of $25,408 and $27,057 at December 31, 2024 and 2023, respectively.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

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

Operating Lease

In December 2022, the Company signed an agreement to sublease 4,837 square feet of laboratory and office space in Newton, Massachusetts, from another biopharmaceutical company. The Company considers this sublease an operating lease with estimated right-of-use assets and lease liabilities of $874,957 recorded upon lease commencement on February 1, 2023. The sublease had an initial term of 24 months, and the Company had the option to extend the sublease for an additional 12 months but did not elect to exercise the option. Because the Company did not believe that the exercise of this option was probable, it did not include it in determination of the lease amounts. The base monthly rent was $37,285 during the first 12 months of the lease and $38,403 in the second 12 months. In addition, the Company was responsible for its share of operating expenses, real estate taxes, and utilities based on the actual costs of these items.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating lease for the year ended December 31, 2024. Prior to February 1, 2023, the Company had no operating leases with maturities greater than one year. The Company does not recognize any variable lease costs or short-term lease costs in connection with the operating lease.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

(8)   Commitments and Contingencies (continued)

Year Ended
Operating Leases	December 31, 2024
Weighted average remaining lease term (years)	0.1
Weighted average discount rate	3.6%

Year ending December 31,
2025	$38,291
Total undiscounted lease payments	38,291
Imputed interest	—
Lease liability	$38,291

Rent expense for the years ended December 31, 2024 and 2023 was $411,662 and $575,192, respectively.

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

As of December 31, 2024 and 2023, no milestone events had been achieved.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

(8)   Commitments and Contingencies (continued)

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

Accrued License Obligations

At December 31, 2024 and 2023, the Company had accrued $697 and $129,983, respectively, in license payments under the foregoing arrangements included in accounts payable and accrued expenses.

(c)   Collaboration Agreement

On July 29, 2022, the Company signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, the Company anticipated making certain expenditures with respect to Phase I and Phase II clinical trials which it expects will be conducted in part through MD Anderson as a primary investigator site. MD Anderson was also provide preclinical work under the collaboration. The details of clinical and preclinical work were to be mutually agreed by the parties prior to commencing work. The Company committed to fund up to $10 million over the term of the collaboration. Of this amount, the initial payment schedule called for $500,000 to be paid within the first year. Subsequent payments were scheduled to be $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. Payments to MD Anderson are initially recorded as Prepaid Expenses. As work under the collaboration is performed by MD Anderson, the Company will record research and development costs in its statements of operations. The $250,000 first payment made by the Company to MD Anderson in January 2023 was recorded as a Prepaid Expense pending such time as payments under the collaboration become due. In late 2024, we and MD Anderson agreed to amend the collaboration agreement in favor of MD Anderson focusing solely on participation in our Phase 1/II clinical trial. This amendment relieves us from the obligation to make up to $10 million of collaboration payments. We are obligated to pay charges incurred by MD Anderson in connection with the clinical trial. Initial expenses of the clinical trial will be charged against the initial payment made to MD Anderson. For the years ended December 31, 2024 and 2023, these charges were $279,768 and $0, respectively.

(d)   Employment Agreements and Severance

Prior to the IPO, the Company entered into employment agreements with its executive officers which became effective on completion of the IPO. The employment agreements provide the employee with, among other things, severance payments upon termination of the agreement by the Company for any reason other than for cause, death or disability or by the employee for good reason. The maximum aggregate severance payments under the agreements, which arise in the event of termination involving a Change of Control (as defined in the agreements), are approximately $1,296,000.

In December 2023, the Board approved various actions designed to streamline the Company’s operations and reduce expenses (the “Restructuring”). These included delaying or eliminating certain development activities and reducing headcount by laying off four employees. This lowered the Company’s headcount to eight employees at December 31, 2024, compared to 11 at December 31, 2023. Severance in the aggregate of $424,576 was provided to the affected employees and charged to expense.

(e)   Litigation

The Company may from time to time be subject to claims by others under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

(8)   Commitments and Contingencies (continued)

cash flows. At December 31, 2024 and 2023, the Company did not know of any claims or actions pending against it or threatened, the ultimate disposition of which could have a material adverse effect on its results of operations or financial condition except claims by an investment bank that it is entitled to fees, claims which the Company rigorously disputes.

(f)   Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and executive officers that require the Company, among other things, to indemnify the parties against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any costs as a result of payments required by such indemnifications. The Company is not aware of any indemnification arrangements that could have a material adverse effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements, as of December 31, 2024 and 2023.

(g)   Risks and Uncertainties

As geopolitical events such as wars in the Ukraine and the Middle East and major health issues such as SARS-CoV-2, or the coronavirus, continues to evolve, the extent to which it affects the Company’s operations directly or through parties on whom the Company depends is highly uncertain and cannot be predicted with confidence. The outcomes resulting from these events could delay the Company’s plans, increase its operating expenses and have a material adverse effect on its financial condition or results of operations.

(9)   Stockholders’ Equity

(a)   Overview

The Company’s Certificate of Incorporation, originally filed on January 11, 2016, was amended on April 15, 2020, to increase the number of shares of common stock authorized and to authorize the issuance of preferred stock. The Company’s Certificate of Incorporation was further amended and restated on April 27, 2021, on May 22, 2023, to effect the May 2023 Reverse Split, on January 16, 2024, to effect the January 2024 Reverse Split, and on December 4, 2024, to effect the December 2024 Reverse Split. The total number of shares which the Company is authorized to issue is 300,000,000, each with a par value of $0.0001 per share. Of these shares, 290,000,000 shall be common stock and 10,000,000 shall be preferred stock. At December 31, 2024 and 2023, the Company had 1,029,095 and 19,014 shares of common stock issued and outstanding, respectively. The preferred stock is undesignated; no shares of preferred stock have been issued.

On February 16, 2023, the Company entered into a Securities Purchase Agreement with purchasers named therein pursuant to which the Company sold approximately 108 shares of common stock in a registered direct offering at a purchase price of $13,912.80 per share (the “February RDO”). Net proceeds from the February RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $1.2 million. In connection with the February RDO, the Company also issued the placement agent warrants to purchase up to approximately 8 shares of common stock (the “February Placement Agent Warrants”). The February Placement Agent Warrants became exercisable commencing six months following the date of issuance, expire five years following the date of sale and have an exercise price per share of $17,391.00 (see Note 10).

In April and May 2023, the Company sold an aggregate of approximately 83 shares to White Lion Capital LLC (“White Lion”) under a Common Stock Purchase Agreement dated April 14, 2023, (the “White Lion Purchase Agreement”) between the Company and White Lion. Net proceeds to the Company were $518,844 after reimbursement of White Lion expenses but before $75,418 of legal and printing expenses the Company incurred. The commitment period under the White Lion Purchase Agreement ended May 31, 2023.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

(9)   Stockholders’ Equity (continued)

On June 6, 2023, the Company entered into a Securities Purchase Agreement with a purchaser named therein pursuant to which the Company sold approximately 75 shares of common stock, approximately 1,440 pre-funded warrants (“PFWs”), together with accompanying 1,516 Series A-1 Warrants to purchase common stock (the “Series A-1 Warrants”), and 1,516 Series A-2 Warrants to purchase common stock (the “Series A-2 Warrants”) in a registered direct offering at a purchase price of $4,620.00 per share (or $4,606.80 per PFW) (the “June RDO”). The Series A-1 Warrants and the Series A-2 Warrants are identical in all material respects. The Series A-1 Warrants and Series A-2 Warrants became exercisable commencing June 9, 2023, and are exercisable for three years at an exercise price of $4,290.00 per share. Net proceeds from the June RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $6.1 million. The PFWs sold in the June RDO were exercisable at an exercise price of $0.33 per share. All the PFWs sold in the June RDO were exercised prior to September 30, 2023.

In connection with the June RDO, the Company also issued the placement agent warrants to purchase up to approximately 107 shares of common stock (the “June Placement Agent Warrants”). The June Placement Agent Warrants became exercisable commencing June 9, 2023, expire three years following the date of sale and have an exercise price per share of $5,775.00 (see Note 10).

On September 26, 2023, the Company entered into an underwriting agreement pursuant to which it issued and sold approximately 530 shares of common stock and approximately 12,245 PFWs, including the partial exercise of the underwriter’s overallotment option, in a public offering at a purchase price of $673.20 per share (or $660.00 per PFW) (the “September Offering”). The overallotment option provided the underwriter with the right to purchase up to approximately 1,772 shares or PFWs during the 45 days following the September Offering. The terms of the sale of shares or PFWs in the September Offering also applied to purchases made by the underwriter through exercises of the overallotment option. At September 30, 2023, approximately 5,369 September Offering PFWs had been exercised. On October 4, 2023, the underwriter exercised the overallotment option to purchase approximately 253 shares of common stock. Net proceeds from the September Offering, after deducting underwriting discounts, commissions and fees paid to the underwriter and other offering expenses, were approximately $7.0 million.

In connection with the September Offering, the Company also issued warrants to the underwriter to purchase up to approximately 651 shares of common stock (the “September Underwriter Warrants”). The September Underwriter Warrants become exercisable commencing 180 days after issuance, expire five years following the date of sale and have an exercise price of $841.50 per share (see Note 10).

On December 4, 2023, the Company entered into a Securities Purchase Agreement with two purchasers named therein pursuant to which the Company sold approximately 3,788 shares of common stock in a registered direct offering at a purchase price of $319.44 per share (the “December RDO”). Net proceeds from the December RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $0.9 million. In connection with the December RDO, the Company also issued warrants to the placement agent to purchase up to approximately 228 shares of common stock (the “December Placement Agent Warrants”). The December Placement Agent Warrants became exercisable on issuance, expire five years following the date of sale and have an exercise price per share of $399.30 (see Note 10).

On January 22, 2024, the Company closed an offering under a Securities Purchase Agreement with purchasers named therein pursuant to which the Company sold approximately 12,998 shares of common stock, approximately 167,082 pre-funded warrants (“PFWs”), together with approximately 360,159 Warrants to purchase common stock (the “January 2024 Warrants”), in a registered direct offering at a purchase price of $40.26 per share (or $39.93 per PFW) (the “January 2024 RDO”). The January 2024 Warrants became exercisable commencing on issuance and are exercisable for three and one-half years from the date of issuance at an exercise price of $40.26 per share. Net proceeds from the January 2024 RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $6.1 million. The PFWs sold in the January 2024 RDO were exercisable at an exercise price of $0.33 per share. All PFWs sold in the January 2024 RDO were exercised prior to April 30, 2024. In connection with the January 2024 RDO, the Company also issued the placement agent warrants to purchase up to approximately 10,805 shares of common stock (the “January 2024 Placement Agent Warrants”). The January 2024 Placement Agent Warrants became exercisable on issuance, expire three and one-half years following the date of sale and have an exercise price per share of $50.325. See Note 10.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

(9)   Stockholders’ Equity (continued)

On July 22, 2024, the Company entered into a Placement Agency Agreement with ThinkEquity LLC pursuant to which the Company issued and sold approximately 303,030 shares of common stock in a best efforts public offering at a purchase price of $9.90 per share (the “July 2024 Offering”). Net proceeds from the July 2024 Offering, after deducting discounts, commissions and fees paid to the placement agents and other offering expenses, were approximately $2.4 million. In connection with the July 2024 Offering, the Company also issued warrants to the placement agent to purchase up to approximately 15,152 shares of common stock (the “July Placement Agent Warrants”). The July Placement Agent Warrants become exercisable January 18, 2025, expire July 22, 2029, and have an exercise price of $12.375 per share. See Note 10.

On December 2, 2024, the Company closed an offering under a Securities Purchase Agreement with purchasers named therein pursuant to which the Company sold 173,033 shares of common stock, 470,007 pre-funded warrants (“PFWs”), together with 643,039 Series C Warrants to purchase common stock (the “Series C Warrants”), and 643,039 Series D Warrants to purchase common stock (the “Series D Warrants”) in a private offering at a purchase price of $12.4409 per share (or $12.4376 per PFW) (the “2024 PIPE”). The Series C and Series D Warrants became exercisable commencing on shareholder approval which occurred February 25, 2025. The Series C Warrants are exercisable for five years from shareholder approval; the Series D Warrants are exercisable for two and one-half years from such approval. The initial exercise price for the Series C and Series D Warrants was $15.675 per share, subject to adjustments and resets. In addition, the Series D Warrants included an alternative cashless exchange provision whereby the holder could exchange each Series D Warrant for three shares of Common Stock. Net proceeds from the 2024 PIPE, after deducting fees payable to the placement agent and other offering expenses, were approximately $7.2 million. The PFWs sold in the 2024 PIPE were exercisable at an exercise price of $0.0033 per share. All PFWs sold in the 2024 PIPE were exercised prior to March 31, 2025. See Note 10. The Company accounts for the Series C and D Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Series C and D Warrants do not meet the criteria for equity treatment thereunder, they must be recorded as a liability.

(b)   Common Stock

i.Dividends

Subject to the rights of holders of any preferred stock, holders of common stock are entitled to receive dividends as may be declared from time to time by the Board. No cash dividends were declared or paid during the year ended December 31, 2024, nor at any other time through the date of these financial statements.

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

(10) Warrants

Except as noted otherwise, all the warrants described below were outstanding as of December 31, 2024, and are accounted for as a component of stockholders’ equity. All PFWs issued in the Company’s financings were exercised on or before January 10, 2025.

In connection with the IPO, the Company granted the underwriter warrants (the “IPO Underwriter Warrants”) to purchase up to approximately 12 shares of Company common stock at an exercise price of $132,000.00 per share. The IPO Underwriter Warrants have a five-year term and were not exercisable prior to January 9, 2022.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

(10) Warrants (continued)

In connection with the February RDO, the Company issued the February Placement Agent Warrants to purchase up to approximately 8 shares of common stock. The February Placement Agent Warrants became exercisable commencing August 17, 2023, expire February 16, 2028, and have an exercise price per share of $17,391.00 per share.

In connection with an agreement the Company entered into with a consultant in February 2023, the Company agreed to issue warrants (the “Consultant Warrants”) to purchase up to 5 shares of common stock at $13,200.00 per share. The Consultant Warrants became exercisable any time after August 23, 2023, until February 23, 2028.

In connection with the June RDO, the Company issued approximately 1,516 Series A-1 Warrants and approximately 1,516 Series A-2 Warrants, which became exercisable commencing June 9, 2023. The Series A-1 and Series A-2 Warrants expire three years following the date of sale and have an exercise price of $4,290.00 per share. The Company also issued warrants to the June RDO placement agent to purchase up to approximately 107 shares of common stock. The June RDO Placement Agent Warrants became exercisable commencing June 9, 2023, expire three years after issuance, and have an exercise price per share of $5,775.00 per share.

In connection with the September Offering, the Company issued warrants to the underwriter to purchase up to approximately 652 shares of common stock. The September Offering Underwriter Warrants become exercisable commencing 180 days after issuance, expire five years following the date of sale and have an exercise price per share of $841.50.

In connection with the December RDO, the Company issued the December Placement Agent Warrants to purchase up to approximately 228 shares of common stock. The December Placement Agent Warrants became exercisable on issuance, expire five years following the date of issuance, and have an exercise price per share of $399.30.

In connection with the January 2024 RDO, the Company issued the January 2024 Warrants to purchase up to approximately 360,159 Warrants to purchase common stock at a purchase price of $40.26 per share. The January 2024 Warrants became exercisable commencing on issuance and are exercisable for three and one-half years from the date of issuance at an exercise price of $40.26 per share. All PFWs sold in the January 2024 RDO were exercised prior to April 30, 2024. In connection with the January 2024 RDO, the Company also issued the placement agent the January 2024 Placement Agent Warrants to purchase up to approximately 10,805 shares of common stock. The January 2024 Placement Agent Warrants became exercisable on issuance, expire three and one-half years following the date of sale and have an exercise price per share of $50.325.

In connection with the July 2024 Offering, the Company issued to the placement agent the July Placement Agent Warrants to purchase up to approximately 15,152 shares of common stock. The July Placement Agent Warrants became exercisable January 18, 2025, expire July 22, 2029, and have an exercise price of $12.375 per share.

In connection with the 2024 PIPE, the Company issued 643,039 Series C Warrants and 643,039 Series D Warrants. The Series C and Series D Warrants became exercisable commencing on shareholder approval which occurred February 25, 2025. The Series C Warrants are exercisable for five years from shareholder approval; the Series D Warrants are exercisable for two and one-half years from such approval. The initial exercise price for the Series C and Series D Warrants was $15.675 per share, subject to adjustments and resets. In addition, the Series D Warrants included an alternative cashless exchange provision whereby the holder could exchange each Series D Warrant for three shares of Common Stock. The Series C Warrants and the Series D Warrants are accounted for as liabilities.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

(10) Warrants (continued)

The following table summarizes the Company’s outstanding warrants at December 31, 2024:

	Number	Exercise Price
Description	of Shares	Per Share
IPO Underwriter Warrants	12	$132,000
February Placement Agent Warrants	8	17,399
Consultant Warrants	5	13,200
Series A-1 warrants	1,516	4,290.00
Series A-2 warrants	1,516	4,290.00
June Placement Agent Warrants	107	5,775.00
September Underwriter Warrants	652	841.50
December Placement Agent Warrants	228	399.30
January 2024 Warrants	340,656	40.26
January 2024 Placement Agent Warrants	10,805	50.33
July 2024 Placement Agent Warrants	15,152	12.38
December 2024 Series C Warrants	643,039	15.68
December 2024 Series D Warrants	643,039	15.68

Approximately 19,505 of the January 2024 Warrants were exercised in the first half of 2024. In December 2024, the Company modified the exercise price applicable to certain Series A-1, Series A-2, and January 2024 Warrants to $12.441 per share. In connection with the modification, the Company recorded a deemed dividend in the aggregate of $30,601.

(11) Share-Based Compensation

In April 2020, the Board approved the TransCode Therapeutics, Inc. 2020 Stock Option and Incentive Plan (the “2020 Plan”) providing for the issuance of options or other awards to purchase up to approximately 115 shares of the Company’s common stock. The Board determined not to make any further awards under the 2020 Plan following the closing of the IPO. In March 2021, the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”) was approved by the Company’s Board and stockholders and became effective upon the effectiveness of the IPO. The 2021 Plan initially provided for the issuance of options or other awards to purchase up to approximately 190 shares of the Company’s common stock. The number of options or other awards available under the 2021 Plan increased approximately 25 shares in January 2022, approximately 25 shares in January 2023, approximately 951 shares in January 2024, and approximately 51,455 shares in January 2025.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

(11) Share-Based Compensation (continued)

Of options awarded under the 2021 Plan, approximately 57,132 were outstanding at December 31, 2024.

At December 31, 2024, there were approximately 58 options outstanding under the 2020 Plan that were vested and exercisable and approximately 43,765 options outstanding under the 2021 Plan that were vested and exercisable. Information about options to purchase common stock of the Company under both Plans is as follows:

		Weighted
		average	Weighted
		exercise	average
	Number of	price	contractual
	shares	per share	term (years)
Outstanding at December 31, 2022	114	$19,536.00	5.3
Granted	89	7,487.04	6.4
Exercised	—	—	—
Forfeited	(12)	15,147.66	—
Outstanding at December 31, 2023	191	13,846.14	3.7
Granted	58,497	39.60	9.2
Exercised	—	—	—
Forfeited	(1,556)	477.35	—
Outstanding at December 31, 2024	57,132	$78.80	9.4

The intrinsic value of the outstanding options as of December 31, 2024, was $0.

Option Valuation

The assumptions that the Company used to determine the grant-date fair value of options granted in the years ended December 31, 2024 and 2023, were as follows:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.44%	4.01% - 4.72%
Expected term (in years)	6.0	6.0
Expected volatility	128.8%	100.6% - 100.8%
Expected dividend yield	—	—
Fair value per share of underlying stock	$1.06 - $1.08	$7,484.40 - $7,880.40

The weighted average grant date fair value per share of the options granted in the years ended December 31, 2024 and 2023, was $35.63 and $7,486.71, respectively.

The Company recorded share-based compensation expense of $1,699,999 and $1,036,889 during the years ended December 31, 2024 and 2023, respectively, all of which related to stock options. The remaining share-based compensation expense to be recognized in the future is $714,937 over approximately 1.01 years.

(12) Employee Stock Purchase Plan

In 2021, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) to provide eligible employees of the Company with opportunities to purchase shares of the Company’s common stock. The ESPP initially provided for the purchase of an aggregate of up to approximately 6 shares of common stock. The number of shares of common stock available through the ESPP increased by approximately 3 shares in each of January 2022 through January 2025, and may be increased each subsequent year by up to approximately 3 shares.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

(13) Net Loss per Share

The Company reported net losses for the years ended December 31, 2024 and 2023. Reported basic and diluted net loss per share attributable to common stockholders are the same for each period because shares issuable in connection with Contingent Securities have been excluded from the computation of diluted weighted-average shares outstanding. The effect of their inclusion would have been antidilutive. In accordance with ASC 260-10-45-13, a pre-funded, or penny, warrant is an instrument that requires the holder to pay little or no consideration to receive the shares upon exercise of the warrant. Since the shares underlying the PFWs are issuable for little or no consideration, the Company considered them outstanding in the context of basic earnings per share.

The following table sets forth the computation of basic and diluted loss per share:

	Years ended December 31,
	2024	2023
Basic and diluted net loss per share
Net loss attributable to common stockholders	$(16,785,572)	$(18,546,095)
Weighted-average common shares outstanding	356,115	5,424
Net loss per share	$(47.14)	$(3,419.01)

(14) Income Taxes

The Company’s federal and state provision (benefit) for income taxes was $0 and $0 for the years ended December 31, 2024 and 2023, respectively.

A reconciliation of income tax provision (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the financial statements is as follows:

	Years Ended
	December 31,
	2024	2023
Federal income tax benefit at statutory rate	21.0%	21.0%
State and local tax, net of federal benefit	5.3%	6.0%
Permanent differences	(4.4)%	1.5%
Research and development credit	—%	2.2%
Share-based compensation	(1.2)%	(1.0)%
Change in valuation allowance	(20.7)%	(29.7)%
Effective income tax rate	0.0%	0.0%

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

(14) Income Taxes (continued)

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets consist of the following:

	December 31,
	2024	2023
Net operating loss carryforwards	$8,893,509	$5,880,202
Capitalized research and development	6,139,921	5,499,242
Capitalized patent and other costs	20,680	3,071
Stock-based compensation	303,419	118,733
Accrued expenses	40,210	14,125
Fixed assets	6,461	11,027
Research and development tax credit carryforwards	729,985	1,136,299
Subtotal deferred tax assets before valuation allowance	16,134,185	12,662,699
Less valuation allowance	(16,134,185)	(12,662,699)
Deferred tax assets	—	—

Deferred tax liability
Fixed assets	—	—
Net deferred taxes	$—	$—

The Company had U.S. federal net operating loss (“NOL”) carryforwards of $32,654,129 and $21,556,006 for the years ended December 31, 2024 and 2023, respectively, which may be available to offset future taxable income. Federal NOL carryforwards generated in 2017 and prior of $38,297 will expire beginning in 2036. The remaining federal NOL carryforwards generated in 2018 and later do not expire. However, they are subject to the 80% limitation when utilized. The Company also had U.S. state NOL carryforwards of $32,217,433 and $21,415,201 for the years ended December 31, 2024 and 2023, respectively, which may be available to offset future taxable income and will expire beginning in 2036.

The Company had U.S. federal research and development tax credit carryforwards of $549,780 and $549,780 for the years ended December 31, 2024 and 2023, respectively, available to reduce future income tax liabilities. These will expire beginning in 2042. The Company also had U.S. state research and development tax credit carryforwards of $495,079 and $495,079 for the years ended December 31, 2024 and 2023, respectively, available to reduce future income tax liabilities. Of the U.S. state research and development tax credit carryforwards, $7,013 have an indefinite carryforward and the remainder expire beginning in 2036.

The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2024 and 2023, because the Company has determined that is it more likely than not that these assets will not be fully realized due to the significant uncertainty about the realization of the deferred tax asset until the Company can operate profitably. The Company experienced a net change in valuation allowance of $3,471,485 and $5,506,039 in the years ended December 31, 2024 and 2023, respectively.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years from 2020 to the present remain open for review. All open years may be examined to the extent that tax credits or NOL carryforwards are used in future periods. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of year	$353	$—
Increase for tax positions of prior years	(125)	228
Increase based on tax positions related to current year	—	125
Balance at end of year	$228	$353

Due to the Company’s valuation allowance, the $0.2 million of unrecognized tax benefits would not affect the effective tax rate, if recognized. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2024, we had no accrued interest and penalties related to uncertain tax positions. We do not expect any material changes to the estimated amount of liability associated with the Company’s uncertain tax positions within the next 12 months.

The Protecting Americans from Tax Hikes Act of 2015 (“PATH Act”) made permanent the federal credit for increasing research activities (“R&D credit”). The PATH Act also included a provision that allowed a qualified small business to utilize a portion of its annual R&D credit as a payroll tax offset of up to $250,000 of the FICA payroll tax. The Company qualifies for this provision and has recorded payroll tax prepayments of $250,000 and $172,492 for 2022 and 2021, respectively. These benefits were able to be used beginning in the first quarter of 2023 and do not expire. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in 2020 and contained several new or changed income tax provisions. The Company has evaluated the tax provisions of the CARES Act and determined the impact to be either immaterial or not applicable. The Inflation Reduction Act of 2022 modified the PATH Act by adding an additional payroll tax offset of up to $250,000 against the Medicare payroll tax beginning in 2023. The Company is evaluating the benefits available under this provision.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

(15)  Segment Reporting

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has a single reportable business unit segment, RNA drug development, and one reportable country segment, the United States of America for the years ended December 31, 2024 and 2023.

The Company adheres to the provisions of ASC 280, Segment Reporting, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. In accordance with ASC 280, the Company’s chief operating decision maker has been identified as its Interim Chief Executive Officer and Chief Financial Officer (the “CODM”). The Company’s CODM reviews the financial information presented for purposes of allocating resources and evaluating its financial performance for the entire Company. Accordingly, the Company has determined that it operates in a single reportable segment. All of the Company’s long-lived assets are located in the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements.

The Company does not distinguish between markets or segments for the purpose of internal reporting. The majority of the Company’s long-lived assets are located in Michigan, US, and its deferred tax assets are US-related.

Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar activities and similarities in economic characteristics; and similarities in procurement, manufacturing and distribution processes.

TRANSCODE THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS (continued)

December 31, 2024 and 2023

(16) Subsequent Events

For its financial statements as of December 31, 2024, the Company evaluated subsequent events through April 15, 2025, the date on which those financial statements were issued.

On February 25, 2025, the Company’s shareholders approved issuance of the Series C and Series D Common Stock Purchase Warrants.

Between February 26, 2025, and March 21, 2025, all of the Company’s Series D warrants were exercised resulting in the issuance of 11,925,041 shares of common stock.

On March 23, 2025, the Company entered into a Placement Agency Agreement, or the March Agreement, with ThinkEquity LLC, or the Placement Agent, pursuant to which the Company agreed to issue and sell, directly to various investors, in a registered direct offering, or the March Offering, an aggregate of 10,250,000 shares, or the Shares, of common stock, or the Common Stock, and 10,250,000 Common Warrants, or the Common Warrants, to purchase 10,250,000 shares of Common Stock, at an aggregate offering price of $0.98 per share of Common Stock and accompanying Common Warrant. Additionally, as part of its compensation for acting as placement agent for the March Offering, the Company also agreed to issue to the Placement Agent warrants to purchase 512,500 shares of Common Stock, or the Placement Agent Warrants, and together with the Shares and the Common Warrants, the Securities. The Company received gross proceeds of approximately $10 million in connection with the March Offering, before deducting placement agent fees and other offering expenses payable by the Company. The March Offering closed on March 25, 2025. The Common Warrants are exercisable commencing March 25, 2025, expire on March 25, 2030, and have an exercise price equal to $0.86 per share. The Placement Agent Warrants are exercisable commencing March 25, 2025, expire on March 25, 2030, and have an exercise price equal to $1.07 per share.

After adjusting for exercises of the Series D warrants and receipt of the net proceeds from the March Offering, the Company estimates its pro forma stockholders’ equity at December 31, 2024, would have been as follows:

Stockholders equity (actual) at December 31, 2024($2,018,734)

Net proceeds from March Offering 8,811,900

Extinguishment of Series D warrant liability 6,023,526

Pro forma stockholders’ equity $12,816,692