Form 10-K/A
period 2024-12-31
Transcode Therapeutics, Inc.
filed 2025-04-30
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

The number of shares of Registrant’s Common Stock outstanding as of April 28, 2025, was 23,341,336.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id:	100	Auditor Name:	WithumSmith+Brown, PC	Auditor Location:	East Brunswick, New Jersey

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment (also referred to herein as this report), to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, (Commission File Number 001-40363), or the Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on April 15, 2025. The sole purpose of this Amendment is to include in Part III the information previously omitted from the Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after April 15, 2025) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Annual Report on Form 10-K and the registrant’s other filings with the SEC.

Except where the context otherwise requires or where otherwise indicated, the terms “TransCode Therapeutics,” “TransCode,” “we,” “us,” “our,” “our company,” the “Company,” and “our business” refer to TransCode Therapeutics, Inc.

TRANSCODE THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table identifies our director nominees and sets forth their principal occupation and business experience during the last five years and their ages.

Name	Positions and Offices Held with the Company	Since	Age
Thomas A. Fitzgerald	Interim Chief Executive Officer, Chief Financial Officer and Director	2018	74
Philippe P. Calais, PhD	Director and Chairman of the Board	2018	66
Erik Manting, PhD	Director	2020	53
Magda Marquet, PhD	Director	2021	66

Director and Executive Biographies

Thomas A. Fitzgerald, MBA, has served as interim Chief Executive Officer since January 2024 and as Vice President, Chief Financial Officer and Director of TransCode since July 2018 (initially part-time and substantially full-time since January 2020). From August 2006 to December 2018 (the last 15 months on a half-time basis), he served as Chief Financial Officer of Velico Medical, Inc. Prior to Velico Medical, his experience included serving as founding Managing Director of the Corporate Finance/Investment Banking unit of Leerink Partners, (f/k/a SVB Securities LLC; SVB Leerink LLC; and, previously, Leerink Swann & Company), a healthcare investment banking firm. Mr. Fitzgerald served in the U.S. Army, including nearly two years as an airborne-qualified infantry officer. He received an A.B. in Economics with Honors from Stanford University and an M.B.A. from the Harvard University Graduate School of Business Administration. We believe Mr. Fitzgerald is qualified to serve on our Board of Directors (the “Board”) because he brings extensive experience as a senior financial executive in the life sciences industry.

Philippe P. Calais, Pharm D, PhD, has served as a member of our Board since October 2018 and was elected chairman of the Board in January 2021. Dr. Calais has over 38 years of biotech and pharmaceutical industry experience both in North America and Europe, and is the President, Chief Executive Officer and director at MatriSys Bioscience, Inc. Since May 2019, Dr. Calais has also been the executive chairman and founder of Phileas Pharma, Inc. Previously, Dr. Calais served as the President and Chief Executive Officer of Isarna Therapeutics B.V., a developer of oligonucleotide therapeutics in Germany, the Netherlands and the United States from March 2012 to June 2018. Dr. Calais was a director of CohBar, Inc. (Nasdaq: CWBR) from June 2018 to June 2020 and was the company’s interim CEO from December 2019 to May 2019. Prior to Isarna Therapeutics, Dr. Calais was the President and CEO of Univalor, a Canadian technology transfer organization, from April 2011 to February 2012. He has also been an Economic Advisor to the French government since 2013. Dr. Calais served as Chief Executive Officer, President and director of Ambrilia Biopharma, Inc., (TSE: AMB) from January 2008 to July 2009. He served as President Global Business of Neurochem Inc. (Nasdaq: NRMX) from January 2003 to December 2007, focusing on corporate strategic positioning and company deployment. He served as Chairman of the Board of Neurochem International, a wholly owned subsidiary of Neurochem Inc. from March 2003 to December 2007. He was an independent director at Marina Biotech, Inc. (OTCBB: MRNX) from January 2017 until May 2018, and its lead independent director from October 2017 to May 2018. He served as a board member of Autotelic Inc. from June 2016 to June 2018. He served as Director of Canada’s Research Based Pharmaceutical Companies from 2002 to 2011; the Cité des Biotechs de Laval from February 2002 to February 2012; Cognisense from December 2010 to February 2012; and Medpharmgene from January 2011 to February 2012. Dr. Calais holds a bachelor’s degree in pharmacy, a Doctor of Pharmacy and a Doctor of Philosophy from the Universite Francois-Rabelais in Tours, France. We believe that Dr. Calais is qualified to serve on our Board due to his management experience in the pharmaceutical and biotherapeutics industries and his experience as an executive officer and board member of several biotechnology companies.

Erik Manting, PhD, has served on our Board since December 2020. Dr. Manting served as Managing Director and Chief Executive Officer of DCPrime BV, an immuno-oncology company based in the Netherlands, from March 2018 until DCPrime’s December 2020 merger with Immunicum AB, a listed Swedish biotechnology company. On June 23, 2022, Immunicum AB changed its name to Mendus AB. Dr. Manting currently serves as Chief Executive Officer of Mendus AB. He has also served as a supervisory board member of Synerkine Pharma BV, a biopharmaceutical company, since March 2019 and as founder of BioEntrepreneur BV, a consulting company, since September 2017. Prior to that, he served as executive director of life sciences and healthcare at Kempen & Co, an investment bank, from October 2012 to September 2017. He received a Master of Science in Medical Biology and a Doctor of Philosophy from University of Groningen. We believe that Dr. Manting is qualified to serve on our Board due to his extensive commercial and managerial experience in banking and as an executive officer and board member of several biotechnology companies.

Magda Marquet, PhD, has served on our Board since January 2021. Dr. Marquet has served as co-founder and co-chief executive officer of ALMA Life Sciences LLC, an early-stage healthcare investment firm, since 2013. Dr. Marquet previously served as the co-founder and chairman of Althea Technologies, a biotechnology company, from 2009 to 2019, and previously served as its co-president and co-chief executive officer from 1998 to 2009. Prior to starting Althea Technologies, Dr. Marquet held several positions in product development and pharmaceutical development in companies such as Vical and Amylin Pharmaceuticals. Dr. Marquet has served on the board of directors of Pfenex (Nasdaq: PFNX), a biotechnology company, from 2019 until its acquisition by Ligand Pharmaceuticals as well as several private company boards. She currently serves on the board of directors of Arcturus Therapeutics (Nasdaq: ARCT), AnaptysBio (Nasdaq: ANAB) and Immix BioPharma (Nasdaq: IMMIX). Dr. Marquet holds a PhD in Biochemical Engineering from INSA/University of Toulouse, France. We believe that Dr. Marquet is qualified to serve on our Board due to her significant experience as an executive and director of a number of companies in the life sciences sector, and because of her management and clinical expertise.

Executive Officer

The following table identifies our executive officer and sets forth his current positions at TransCode and his age as of the Record Date. Mr. Fitzgerald’s biography is set forth above.

Name	Position Held with TransCode	Officer	Age
		Since
Thomas A. Fitzgerald	Interim Chief Executive Officer, Chief Financial Officer, Vice President, and Director	2018	74

Significant Employee and Advisor

The following table identifies our significant employee and advisor and sets forth their current positions at TransCode and their ages as of the Record Date.

Name	Position Held with TransCode	Position	Age
		Since
Zdravka Medarova, PhD	Scientific Co-Founder, Chief Scientific Officer	2021	50
Anna Moore, PhD	Scientific Co-Founder, Scientific Advisor	2016	62

Zdravka Medarova, PhD, is a Scientific Co-Founder of TransCode and has served as a member of the advisory board of TransCode since January 2016. Dr. Medarova became an employee of TransCode in October 2021 and was appointed Chief Scientific Officer in January 2024. Dr. Medarova has been on the Faculty of Harvard Medical School and Massachusetts General Hospital (“MGH”) since June 2007 and continues in that capacity on a part-time basis. She has served as an Associate Professor of Radiology at Harvard Medical School from April 2016 and as an Assistant in Neuroimaging at the Athinoula A. Martinos Center for Biomedical Imaging at MGH since June 2007. Dr. Medarova is a geneticist/cancer biologist by training and is internationally recognized for her work on non-coding RNA cancer therapies. She is one of the first to describe the design and application of nanoparticles as carriers of siRNA to tumors. Her research has focused on developing nanotechnology and imaging tools to better understand cancer initiation and progression and applying this knowledge to designing clinically relevant therapeutic and diagnostic agents against cancer. Dr. Medarova obtained a BA in pre-medicine from the University of Southern Maine in September 1998 and a PhD in Genetics from the University of New Hampshire in December 2002.

Anna Moore, PhD, is a Scientific Co-Founder of TransCode and has served as our Scientific Advisor since January 2016. Dr. Moore has served as a Professor of Radiology and Physiology; Director, Precision Health Program and Associate Dean for Research Development, College of Human Medicine at Michigan State University, since January 1, 2018. Prior to joining Michigan State University, Dr. Moore was Professor of Radiology at Harvard Medical School and the Director of the Molecular Imaging Laboratory at the Athinoula A. Martinos Center for Biomedical Imaging at MGH from September 1991 to December 2017. She is a past member of the Board of Trustees of the World Molecular Imaging Society (“WMIS”) and a past member of the executive committee of the WMIS. She was President-Elect of WMIS in 2024. She has served as the Regional (US) Editor for Molecular Imaging and Biology, the official journal of WMIS, since July 2015. Dr. Moore holds a PhD in Bioorganic Chemistry from the Russian Academy of Sciences, Moscow, Russia.

The principal occupation and employment during the past five years of our executive officer, our significant employee and our advisor was carried on, in each case except as specifically identified in this Annual Report on Form 10-K, with a corporation or organization that is not a parent, subsidiary or other affiliate of ours. There is no arrangement or understanding between our executive officer and any other person or persons pursuant to which he was or is to be selected as an executive officer.

There are no material legal proceedings to which our executive officer is a party adverse to us or in which such person has a material interest adverse to us.

CORPORATE GOVERNANCE

Director Nomination Process

Our nominating and corporate governance committee is responsible for identifying individuals qualified to serve as directors, consistent with criteria approved by our Board and as set forth in the Director Guidelines, and for recommending such persons to be nominated for election as directors except where we are legally required by contract, law or otherwise to provide third parties with the right to nominate.

The process followed by our nominating and corporate governance committee to identify and evaluate director candidates includes requests to Board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates, and interviews of selected candidates by management, recruiters, members of the committee and our other directors. The qualifications, qualities and skills that our nominating and corporate governance committee believes must be met by a committee-recommended nominee for a position on our Board are as follows:

●	Nominees should demonstrate high standards of personal and professional ethics and integrity.
●	Nominees should have proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment.
●	Nominees should have skills that are complementary to those of the existing Board.
●	Nominees should have the ability to assist and support management and make significant contributions to the Company’s success.
●	Nominees should have an understanding of the fiduciary responsibilities that are required of a member of the Board and the commitment of time and energy necessary to diligently carry out those responsibilities.

Stockholders may recommend individuals to the nominating and corporate governance committee for consideration as potential director candidates. Any such proposals must be submitted to our corporate secretary at our principal executive offices, at the address below, no later than the close of business on the 90th day, nor earlier than the close of business on the 120th day, prior to the one-year anniversary of the date of the preceding year’s annual meeting. Such proposals should include (i) appropriate biographical and background material sufficient to allow the nominating and corporate governance committee to properly evaluate the potential director candidate, (ii) the number of shares of our stock beneficially owned by the stockholder proposing the candidate, and (iii) any other information as required by our Bylaws. Stockholder proposals should be addressed to TransCode Therapeutics, Inc., 6 Liberty Square, #2382, Boston, MA 02109 USA, Attention: Corporate Secretary. Assuming that biographical and background material has been provided on a timely basis in accordance with our Bylaws, any recommendations received from stockholders will be evaluated in the same manner as other potential nominees proposed by the nominating and corporate governance committee. If our Board determines to nominate a stockholder-recommended candidate and recommends his or her election, then his or her name will be included on our proxy card for the next annual meeting of stockholders. See “Stockholder Proposals” for a discussion of submitting stockholder proposals.

Director Independence

Applicable Nasdaq Stock Market LLC (“Nasdaq”) rules require that, within one year of listing, a majority of a listed company’s board of directors comprise independent directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and that compensation committee members satisfy independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In addition, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, Rule 10C-1 under the Exchange Act requires that a company’s board of directors must consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including the source of compensation to the director, including any consulting, advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our Board has determined that Philippe P. Calais, PharmD, PhD, Erik Manting, PhD, and Magda Marquet, PhD, comprising all members of our Board, except Thomas A. Fitzgerald, are independent directors, including for purposes of the rules of Nasdaq and the Securities and Exchange Commission (“SEC”). In making such independence determination, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances that our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our Board considers the association of our directors with holders of more than 5% of our Common Stock. There are no family relationships among any of our directors or executive officers. Mr. Fitzgerald is not an independent director under these rules because he is an executive officer of the Company.

Board Committees

Our Board has established an audit committee, a compensation committee, and a nominating and corporate governance committee. Each such committee operates under a charter that satisfies the applicable standards of the SEC and Nasdaq. A current copy of the charter for each of the audit committee, compensation committee, and nominating and corporate governance committee is posted on the corporate governance section of our website, https://ir.transcodetherapeutics.com/documents-charters.

The table below shows current membership for each of the standing committees of our Board.

Nominating and
Audit Committee	Compensation Committee	Corporate Governance Committee
Philippe Calais*	Philippe Calais	Erik Manting*
Erik Manting	Erik Manting	Magda Marquet
Magda Marquet	Magda Marquet*
*	Denotes committee chair.

Audit Committee

Philippe Calais, Erik Manting and Magda Marquet serve on the audit committee, which is chaired by Philippe Calais. Our Board has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined by the rules of the SEC and Nasdaq, and that each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our Board has designated Dr. Calais as an “audit committee financial expert,” as defined under the applicable rules of the SEC. During the fiscal year ended December 31, 2024, the audit committee met six times. The audit committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
●	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

●	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
●	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices we use;
●	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting and enterprise-wide risk management;
●	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
●	recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;
●	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
●	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
●	reviewing all related-person transactions for potential conflict of interest situations and approving all such transactions; and
●	reviewing quarterly earnings releases.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Compensation Committee

Magda Marquet, Erik Manting and Philippe Calais serve on the compensation committee, which is chaired by Magda Marquet. Our Board has determined that each member of the compensation committee is “independent” as defined in the applicable Nasdaq rules and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. During the fiscal year ended December 31, 2024, the compensation committee met two times. The compensation committee’s responsibilities include:

●	annually reviewing and approving or recommending to the Board the corporate goals and objectives relevant to the compensation of our Chief Executive Officer;
●	evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and based on such evaluation (i) reviewing and determining the cash compensation of our Chief Executive Officer and (ii) reviewing and approving grants and awards to our Chief Executive Officer under equity-based plans;
●	reviewing and approving the compensation of our other executive officers;
●	reviewing and establishing our overall management compensation, philosophy and policy;
●	overseeing and administering our compensation and similar plans;
●	evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq rules;
●	reviewing and approving our policies and procedures for the grant of equity-based awards;
●	reviewing and recommending to the Board the compensation of our non-employee directors;

●	preparing our compensation committee report if and when required by SEC rules;
●	reviewing and discussing annually with management our “Compensation Discussion and Analysis,” if and when required, to be included in our annual proxy statement;
●	administering the Company’s Compensation Recovery Policy; and
●	reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

Nominating and Corporate Governance Committee

Erik Manting and Magda Marquet serve on the nominating and corporate governance committee, which is chaired by Erik Manting. Our Board has determined that each of Dr. Marquet and Dr. Manting is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2024, the nominating and corporate governance committee held zero meetings. The nominating and corporate governance committee’s responsibilities include:

●	developing and recommending to the Board criteria for Board and committee membership;
●	establishing procedures for identifying and evaluating Board candidates, including nominees recommended by stockholders;
●	reviewing the composition of the Board to ensure that it is composed of members containing the appropriate skills and expertise to advise us;
●	identifying individuals qualified to become members of the Board;
●	recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees;
●	developing and recommending to the Board a code of business conduct and ethics and a set of corporate governance guidelines; and
●	overseeing the evaluation of our Board and management.

The nominating and corporate governance committee considers candidates for Board membership suggested by its members and our Chief Executive Officer. Additionally, in selecting nominees for directors, the nominating and corporate governance committee will review candidates recommended by stockholders in the same manner and using the same general criteria as candidates recruited by the committee and/or recommended by our Board. Any stockholder who wishes to recommend a candidate for consideration by the committee as a nominee for director should follow the procedures described later in this Proxy Statement under the heading “Stockholder Proposals.” The nominating and corporate governance committee will also consider whether to nominate any person proposed by a stockholder in accordance with the provisions of our Bylaws relating to stockholder nominations as described later in this Proxy Statement under the heading “Stockholder Proposals.”

Identifying and Evaluating Director Nominees. Our Board is responsible for filling vacancies on our Board and for nominating candidates for election by our stockholders each year in the class of directors whose term expires at the relevant annual meeting. The Board delegates the selection and nomination process to the nominating and corporate governance committee, with the expectation that other members of the Board, and of management, will be requested to take part in the process as appropriate.

Generally, the nominating and corporate governance committee identifies candidates for director nominees in consultation with management, through the use of search firms or other advisors, through recommendations submitted by stockholders or through such other methods as the nominating and corporate governance committee deems helpful. Once candidates have been identified, the nominating and corporate governance committee confirms that the candidates meet the minimum qualifications for director nominees established by the nominating and corporate governance committee. The nominating and corporate governance committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks or any other means that the nominating and corporate governance committee deems appropriate. The nominating and corporate governance committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of our Board. Based on the results of the evaluation process, the nominating and corporate governance committee recommends candidates for the Board’s approval to fill a vacancy or as director nominees for election to the Board by our stockholders each year in the class of directors whose term expires at the relevant annual meeting.

Policy on Trading, Pledging and Hedging of Company Stock

Certain transactions in our securities (such as purchases and sales of publicly traded put and call options, and short sales) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the underlying loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in our securities. Our insider trading policy expressly prohibits derivative transactions in our stock by our executive officers, directors and employees. Our insider trading policy expressly prohibits purchases of any derivative securities that provide the economic equivalent of ownership.

Compensation Recovery Policy

Our Board adopted a Compensation Recovery Policy effective as of October 2, 2023, in compliance with the Nasdaq listing rules, which requires recovery from executive officers of incentive-based compensation that is earned, granted or vested based on the achievement of a financial reporting measure in the event of that we are required to restate our previously issued financial statements due to our material noncompliance with any financial reporting requirement under securities laws. The recoverable compensation includes any compensation received after the effective date of the Compensation Recovery Policy and in the three-year fiscal period preceding the date we were required to prepare the accounting restatement that is in excess of the amount that would have been earned, paid or vested had it been calculated based on the restated financial statements. Recovery is required regardless of fault or a covered officer’s role in the financial reporting process. The Compensation Recovery Policy has been filed as Exhibit 97.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. At no time during or after the year ended December 31, 2024, were we required to prepare an accounting restatement that required recovery of erroneously awarded compensation pursuant to the Compensation Recovery Policy, nor was there, on December 31, 2024, an outstanding balance of erroneously awarded compensation to be recovered from application of the policy to a prior restatement.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the corporate governance section of our website located at https://ir.transcodetherapeutics.com/documents-charters. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Insider Trading Policy

We have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all of our directors, officers, employees and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is incorporated by reference as Exhibit 19.1 to this Form 10-K/A.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers, our principal accounting officer and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2024, all reporting persons complied with all applicable filing requirements.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

Our named executive officers for the fiscal year ended December 31, 2024, were:

●	Robert Michael Dudley, our former Chief Executive Officer; and
●	Thomas A. Fitzgerald, our interim Chief Executive Officer, Vice President and Chief Financial Officer.

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by our named executive officers during the fiscal years indicated.

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and principal position	Year	($)(1)	($)	($)	($)(2)	($)	($)
Robert Michael Dudley	2024	85,432	—	—	—	—	85,432
Former Chief Executive Officer	2023	474,392	—	—	168,374	—	642,766
Thomas A. Fitzgerald	2024	255,076	—	—	701,890	—	956,966
Interim Chief Executive Officer, Vice President and Chief Financial Officer	2023	358,138	—	—	68,724	—	426,862
(1)	Base salary amounts in 2024 reflect voluntary reductions of base salary during various payroll periods in 2024.
(2)	The amounts reported represent the aggregate grant-date fair value of stock options, calculated in accordance with FASB ASC Topic 718. Unlike the calculations contained in our financial statements, this calculation does not give effect to any estimate of forfeitures related to service-based vesting but assumes that the executive will perform the requisite service for the award to vest in full. See Note 11 of “Notes to Financial Statements” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on April 15, 2025, for a discussion of assumptions made in determining the aggregate grant date fair value of stock option awards. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executive officers from the stock options.

Narrative to Summary Compensation Table

Our compensation committee reviews compensation at least annually for our executive officers. In setting executive base salaries and annual incentives, and in granting equity incentive awards, the compensation committee considers compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short-term and long-term results that are in the best interests of our stockholders, and to encourage a long-term commitment to our Company. We target generally competitive levels, based on independent third-party benchmark analytics to inform the levels and mix of compensation among base salary, annual incentives, and/or long-term incentives.

Our compensation committee is responsible for reviewing and approving the compensation for all of our executive officers. Our compensation committee typically reviews and discusses proposed compensation with the Chief Executive Officer for executive officers and employees other than the Chief Executive Officer. Based on those discussions and its discretion, taking into account the factors noted above, the compensation committee approves the compensation for executive officers.

Our compensation committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation programs and related policies. Commencing in 2021, the compensation committee retained the services of Pay Governance, LLC (“Pay Governance”), as its independent compensation consultant. Pay Governance has not provided services to us other than the services to our compensation committee described herein. Our compensation committee performs an annual assessment of its compensation consultants’ independence to determine whether the consultants are independent. Based on its evaluation, the compensation committee determined that Pay Governance is independent and that its work has not raised any conflicts of interest.

Base Salary

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Base salaries are reviewed annually, typically in connection with our annual performance review process, approved by our Board, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Effective upon completion of our IPO, the initial annualized base salaries for each of Mr. Dudley and Mr. Fitzgerald were $480,000 and $360,000, respectively. The base salary for each of Mr. Dudley and Mr. Fitzgerald for 2024 was $480,000. Mr. Dudley resigned January 13, 2024. Mr. Fitzgerald voluntarily agreed to reduce his base salary for various pay periods in 2024. For 2024, Mr. Dudley’s compensation was $85,432 and Mr. Fitzgerald’s compensation was $255,076.

Bonuses

Our named executive officers, serving the Company at the end of the year, are eligible for incentive compensation opportunities based upon achievement of both corporate and individual goals determined by the Board. Each named executive officer may earn more or less than the target amount based on our Company’s and his individual performance. For 2024, Mr. Fitzgerald’s target bonus was 35% of his annualized base salary. No bonuses were awarded for 2024.

Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our named executive officers, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, our compensation committee periodically reviews the equity incentive compensation of our named executive officers and may grant equity incentive awards to them from time to time. During 2024, our named executive officers were granted stock options subject to time-based vesting, which are described in the Outstanding Equity Awards at Fiscal Year-End below.

Employee Benefits.

All of our full-time employees, including our named executive officers, are eligible to participate in certain medical, disability and life insurance, and other benefit programs we offer employees generally. We pay approximately 90% of the premiums for medical, vision and dental insurance for all of our employees, including our named executive officers. We pay the full amount of premiums for term life insurance and short and long-term disability insurance for all of our employees, including our named executive officers. We also provide all employees, including named executive officers, paid time off benefits including vacation, mandated sick time and holidays. We do not sponsor any qualified or non-qualified defined benefit plans for any of our employees or executives. In the future, we may establish a defined contribution retirement plan, such as a 401(k) plan.

Rule 10b5-1 Sales Plans

Our directors and named executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they contract with a stock brokerage firm to buy or sell shares of our Common Stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction to the broker from the director or officer. The director or officer may amend or terminate the plan in some circumstances. Our directors and named executive officers may also buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

Executive Employment Agreements

We have entered into written employment agreements with our named executive officer, who has also executed our standard form of confidential information and invention assignment agreement. The term of the agreement is (or, in the case of Mr. Dudley, was) for three years with automatic renewal for additional 12-month periods on each anniversary of the agreement unless terminated by either party as provided in the agreement. Pursuant to the employment agreement, in the event that the named executive officer’s employment is terminated (or, in the case of Mr. Dudley, was terminated) by the Company without “cause” or the named executive officer resigns (or, in the case of Mr. Dudley, resigned) for “good reason,” as each such term is defined in the agreement, subject to the named executive officer’s execution and non-revocation of a separation agreement, including a general release of claims, the named executive officer shall be (or, in the case of Mr. Dudley, would have been) entitled to a lump sum payment equal to the sum of (i) 18 months of the executive’s base salary and (ii) an amount equal to the greater of the incentive compensation paid to the executive in the year prior to the year of termination or 1.5 times the executive’s target bonus. If the named executive officer breaches any of the provisions of the confidential information and invention assignment agreement, all payments of the severance amount shall immediately cease. In addition, if the named executive officer’s employment is (or, in the case of Mr. Dudley, was) terminated by the Company without cause or the named executive officer resigns (or, in the case of Mr. Dudley, resigned) for good reason, the Company shall pay (or, in the case of Mr. Dudley, would have paid) the premiums for the executive’s health, medical and dental insurance, including those incurred under COBRA, for a period of 12 months. In lieu of the severance payments and benefits set forth above, if the named executive officer’s employment is (or, in the case of Mr. Dudley, was) terminated by the Company without cause or the named executive officer resigns (or in the case of Mr. Dudley, resigned) for good reason and such termination or resignation occurs (or, in the case of Mr. Dudley, occurred) within three months prior to or 18 months following a “change in control,” as defined in the applicable employment agreement, absent the Company obtaining an agreement from any successor to assume the employment agreement (which assumption shall be subject to the executive’s consent) and subject to the executive’s execution of a separation agreement, including a general release of claims, the named executive officer shall be (or, in the case of Mr. Dudley, would have been) entitled to:

●	a lump sum payment equal to the sum of 24 months of the executive’s base salary plus the amount of bonus for which the executive would have been eligible during a 24-month period following the date of termination;
●	vesting in full of any unvested equity awards or other unvested equity interests held by the executive that are outstanding on the date of termination; and
●	reimbursement by the Company for any expenses incurred by the executive for the executive’s health, medical and dental insurance, including those incurred under COBRA, for 24 months following termination.

Dudley Transition Agreement

On January 10, 2024, Mr. Dudley entered into a separation agreement with the Company pursuant to which he resigned from his position as the Company’s President and Chief Executive Officer, and as a director of the Company, in each case effective January 13, 2024. Under the separation agreement, the Company paid Mr. Dudley severance in the amount of $34,607.70, accelerated the vesting of all of Mr. Dudley’s outstanding option awards that would have otherwise vested during the 12-month period following the separation date and extended the exercise period of Mr. Dudley’s option awards until the earlier of 12 months following the separation date or the earlier expiration date of the option. Mr. Dudley also entered into a customary release of claims in favor of the Company.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2024:

			Option Awards				Stock Awards
			Number of	Number of			Number of	Market Value
			Securities	Securities			Shares or	of Shares or
			Underlying	Underlying			Units of	Units of
	Vesting		Unexercised	Unexercised	Option	Option	Stock that	Stock That
	Commencement		Options (#)	Options (#)	Exercise	Expiration	Have Not	Have Not
Name	Date		Exercisable	Unexercisable	Price ($)	Date	Vested (#)	Vested ($)
Robert Michael Dudley	5/19/2023	(2)	28	—	7,481.76	5/18/2033	—	—
	12/1/2022	(3)	6	—	13,464.00	12/11/2032	—	—
	2/1/2022	(3)	5	—	64,680.00	1/31/2032	—	—
	1/1/2020	(4)	31	—	2,393.84	6/18/2025	—	—
Thomas A. Fitzgerald	6/19/2024	(1)	19.697	4,924	1.20	6/18/2034	—	—
	5/19/2023	(2)	11	—	7,481.76	5/18/2033	—	—
	12/1/2022	(3)	4	—	13,464.00	12/11/2032	—	—
	2/1/2022	(3)	2	—	55,968.00	2/28/2032	—	—
	2/1/2022	(3)	1	—	64,680.00	1/31/2032	—	—
	1/1/2020	(4)	9	—	2,176.22	6/19/2030	—	—

(1)	Of the shares subject to this stock option, 50% vested and became exercisable as of the vesting commencement date and the remainder vest in 24 equal monthly installments on the last day of each month beginning with the month of the vesting commencement date, subject to the named executive officer’s continued service with us through the applicable vesting date.
(2)	The shares subject to this stock option vested in full on December 31, 2023.
(3)	Of the shares subject to this stock option, 33% vested and became exercisable on the first anniversary of the vesting commencement date and the remainder vest in 24 equal monthly installments on the last day of each month beginning with the month of the first anniversary of the vesting commencement date, subject to the named executive officer’s continued service with us through the applicable vesting date.
(4)	Of the shares subject to this stock option, 33% vested as of the vesting commencement date and the remainder vested in 24 equal monthly installments on the last day of each month following the first anniversary of the vesting commencement date, subject to the named executive officer’s continued service with us through the applicable vesting date.

Compensation Risk Assessment

We believe that, although a portion of the compensation provided to our named executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. This is primarily due to the fact that our compensation programs are designed to encourage our named executive officers and other employees to remain focused on both short-term and long-term strategic goals. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Director Compensation

The table below shows all compensation earned by or paid to our non-employee directors during the year ended December 31, 2024. Robert Michael Dudley, our former Chief Executive Officer, and Thomas A. Fitzgerald, our interim Chief Executive Officer and Chief Financial Officer, do not receive any compensation for their services as directors so, consequently, are not included in this table. The compensation received by Mr. Dudley and Mr. Fitzgerald during 2024 is set forth in the section of this Proxy Statement captioned “Executive Compensation — Summary Compensation Table.”

The following table presents the total compensation for each person who served as a non-employee member of our Board and received compensation for such service during 2024. Other than as set forth in the table below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2024.

	Fees
	Earned	Option
	or Paid in	Awards	All Other
Name	Cash ($)	($)(1)(2)	Compensation ($)	Total ($)
Philippe P. Calais, PhD	212,500	35	—	212,535
Erik Manting, PhD	60,500	35	—	60,535
Magda Marquet, PhD	62,500	35	—	62,535
(1)	The amounts reported in the “Option Awards” column above represent the aggregate grant date fair value of the stock options granted during 2024 as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, not including any estimates of forfeitures related to service-based vesting conditions.
(2)	As of December 31, 2024, non-employee directors held the following number of shares underlying outstanding stock options: Dr. Calais held 2,127; Dr. Manting held 2,127; and Dr. Marquet held 2,127.

Non-Employee Director Compensation Policy

We have adopted a non-employee director compensation policy. The policy is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors.

Under our non-employee director compensation policy, each director who is not an employee is paid cash compensation as set forth below. Annual cash retainers are generally paid in quarterly installments in advance and are pro-rated for any partial calendar quarter of service.

Board of Directors:	Annual Retainer
Members	$40,000
Additional retainer for non-executive chair	$40,000
Audit Committee:
Members (other than chair)	$7,500
Retainer for chair	$15,000
Compensation Committee:
Members (other than chair)	$5,000
Retainer for chair	$10,000
Nominating and Corporate Governance Committee:
Members (other than chair)	$5,000
Retainer for chair	$8,000

In addition, the non-employee director compensation policy provides that, upon initial election to our Board, each non-employee director will be granted an equity award in the form of a non-qualified stock option to purchase 1 share of Common Stock (the “Initial Grant”). The Initial Grant vests in equal installments on the first, second and third anniversaries of the grant date, subject to continued service as a director through the applicable vesting date. Furthermore, on the date of each annual meeting of stockholders, each non-employee director who continues as a non-employee director following such meeting is granted an annual equity award in the form of a non-qualified stock option to purchase 1 share of Common Stock (the “Annual Grant”). Annual Grants vest in full on the earlier of (i) the first anniversary of the grant date or (ii) our next annual meeting of stockholders, subject to continued service as a director through the applicable vesting date.

We reimburse all reasonable out-of-pocket expenses incurred by non-employee directors in attending meetings of the Board and committees and for other Company business purposes.

Compensation Committee Interlocks and Insider Participation

Dr. Calais, Dr. Manting and Dr. Marquet served as members of our compensation committee during the year ended December 31, 2024. None of the members of our compensation committee is, or has been at any time, one of our officers or employees. None of our executive officers currently serves, or has served in the past fiscal year, as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board or our compensation committee.

Equity Award Grant Practices

During 2024, the Compensation Committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2024, we did not grant any stock options to our named executive officers during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL STOCKHOLDERS

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our Common Stock as of April 28, 2025, (the “Share Reporting Date”) by:

●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

There was no person, or group of affiliated persons, known by us to be the beneficial owner of greater than 5.0% of our Common Stock as of the Share Reporting Date. The column entitled “Shares Beneficially Owned” is based on a total of 23,341,336 shares of our Common Stock outstanding as of the Share Reporting Date.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our Common Stock. Shares of our Common Stock subject to options that are currently exercisable or exercisable within 60 days of the Share Reporting Date, are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person, but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our Common Stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of TransCode Therapeutics, Inc., 6 Liberty Square, #2382, Boston, MA 02109 USA.

		Percentage
	Shares	of Shares
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Named Executive Officers and Directors
Robert Michael Dudley, Former Chief Executive Officer, President, and Director(1)	137	0.001%
Thomas A. Fitzgerald, Interim Chief Executive Officer, Chief Financial Officer(2)	16,894	0.072%
Philippe Calais, PharmD, PhD, Director(3)	1,248	0.005%
Erik Manting, PhD, Director(4)	1,243	0.005%
Magda Marquet, PhD, Director(5)	1,243	0.005%
All executive officers and directors as a group (5 persons)	20,765	0.088%
(1)	Consists of (i) 137 shares of Common Stock and (ii) zero shares of Common Stock underlying options exercisable within 60 days of the Share Reporting Date.
(2)	Consists of (i) 43 shares of Common Stock and (ii) 16,851 shares of Common Stock underlying options exercisable within 60 days of the Share Reporting Date.
(3)	Consists of (i) 5 shares of Common Stock and (ii) 1,243 shares of Common Stock underlying options exercisable within 60 days of the Share Reporting Date.
(4)	Consists of 1,243 shares of Common Stock underlying options exercisable within 60 days of the Share Reporting Date.
(5)	Consists of 1,243 shares of Common Stock underlying options exercisable within 60 days of the Share Reporting Date.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table provides information as of December 31, 2024, regarding shares of Common stock that may be issued under the Company’s equity compensation plans consisting of our 2020 Plan, our 2021 Plan and our 2021 Employee Stock Purchase Plan, or ESPP.

Equity Compensation Plan Information
Number of
securities
remaining
available for
			Weighted	future
	Number of		Average	issuance
	securities to be		exercise	under equity
	issued upon		price of	compensation
	exercise of		outstanding	plans
	outstanding		options,	(excluding
	options,		warrants	securities
	warrants and		and	referenced in
Plan category	rights		rights($)	column (a))
	(a)	(1)	(b)	(c)	(2)
Equity compensation plans approved by security holders:	57,074		$76.99	86,597
Equity compensation plans not approved by security holders:	N/A		N/A	N/A
Total	57,074		$76.99	86,597

(1) As of December 31, 2024, there were options to purchase 65 shares outstanding under our 2020 Plan and 57,071 shares under our 2021 Plan with a combined weighted average exercise price of $76.99 per share.

(2) As of December 31, 2024, there were 86,485 shares available for grant under our 2021 Plan and approximately 19 shares available for sale under our 2021 ESPP. As of the closing of our initial public offering, our Board determined not to make additional equity awards under the 2020 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Transactions

Other than the compensation agreements and other arrangements described in this Proxy Statement under “Executive Compensation” and “Director Compensation,” and the transactions described below, since January 1, 2022, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2024 and 2023) and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Employment Arrangements

We have entered into an employment agreement with our named executive officer. For more information regarding the employment agreement with our named executive officer, see “Executive Compensation — Executive Employment Agreements.”

Indemnification Agreements

We have entered into agreements to indemnify our directors and named executive officer. These agreements will, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on our behalf or in that person’s status as our executive officer or a member of our Board to the maximum extent allowed under Delaware law.

Policies and Procedures for Related Party Transactions

Our Board reviews and approves transactions with directors, officers and holders of 5% or more of our voting securities and their affiliates, each deemed a related party.

We have adopted a written related party transactions policy that provides that such transactions must be approved by our audit committee. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Our Independent Auditor

Our independent public accounting firm is WithumSmith+Brown, PC, East Brunswick, New Jersey, PCAOB Auditor ID: 100.

We incurred the following fees from WithumSmith+Brown, PC for the audit of our financial statements and for other services provided during the fiscal years ended December 31, 2024 and 2023.

	Fiscal Year	Fiscal Year
Fee Category	2024 ($)	2023 ($)
Audit fees(1)	$199,852	$161,000
Audit-related fees(2)	$71,758	$186,161
Tax fees(3)	$10,140	$49,800
All other fees(4)	—	—
Total Fees	$281,750	$396,961
(1)	Audit fees consist of fees for the audit of our annual financial statements, and the review of our interim financial statements included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, respectively.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of audits or reviews of our financial statements, and which are not included under “Audit fees” above. Audit-related fees include fees related to our financing transactions on Form S-1 and S-3 as well as comfort letters and consents.
(3)	Tax fees consist of fees for tax compliance.
(4)	There were no other fees for fiscal years 2024 and 2023.

Audit Committee Pre-approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee, or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. During fiscal years 2024 and 2023, no services were provided to us by WithumSmith+Brown, PC other than in accordance with the pre-approval policies and procedures described above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	See Table of Contents on page F-1 of the 2024 Annual Report on Form 10-K.
(2)	Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.
(3)	The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The Exhibit Index is incorporated herein by reference.

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

4.1	Description of Securities (Incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 31, 2022).

4.2	Form of Representative Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to Registration Statement on Form S 1, filed on March 24, 2021 (File No. 333 253599)).

4.3	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on February 17, 2023).

4.4	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on June 6, 2023 (File No. 333-272082)).

4.5	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 5, 2023 (File No. 333-272082)).

4.6	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on June 5, 2023 (File No. 333-272082)).

4.7	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on September 25, 2023 (File No. 333-274251)).

4.8	Form of Underwriter’s Warrant (Incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on September 25, 2023 (File No. 333-274251)).

4.9	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on December 4, 2023).

4.10	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 17, 2024)

4.11	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 18, 2024)

4.12	Form of Placement Agent’s Warrant (Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on January 17, 2024)

4.13	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2024).

4.14	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 2, 2024

4.15	Form of Series C Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 2, 2024).

4.16	Form of Series D Warrant (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 2, 2024).

4.17	Form of Common Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2025).

4.18	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2025).

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

10.11

Common Stock Purchase Agreement, dated April 13, 2023, by and between TransCode Therapeutics, Inc. and White Lion Capital LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 14, 2023).

10.12	Placement Agency Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2025).

19.1

Insider Trading Policy dated December 24, 2024 (Incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2024, filed on April 15, 2025).

23.1	Consent of WithumSmith+Brown, PC (Incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2024, filed on April 15, 2025).

24.1*	Power of Attorney (included on signature page).

31.1

Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2024, filed on April 15, 2025).

31.2*

Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2024, filed on April 15, 2025).

97.1	Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2024, filed on April 15, 2025).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCODE THERAPEUTICS, INC.

Date: April 30, 2025	/s/ Thomas A. Fitzgerald
Thomas A. Fitzgerald
Interim Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

Each individual whose signature appears below hereby constitutes and appoints Thomas A. Fitzgerald, MBA as such person’s true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, as amended, and to file or cause to be filed the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, as amended, and Power of Attorney has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Thomas A. Fitzgerald	Director, Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	April 30, 2025
Thomas A. Fitzgerald, MBA

/s/ Philippe P. Calais	Director, Chairman	April 30, 2025
Philippe P. Calais, PhD

/s/ Erik Manting Erik Manting, PhD	Director	April 30, 2025

/s/ Magda Marquet
Magda Marquet, PhD	Director	April 30, 2025