Form 10-Q
period 2025-03-31
Transcode Therapeutics, Inc.
filed 2025-05-14
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________

FORM 10-Q

____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

At May 12, 2025, the registrant had 23,341,336 shares of Common Stock, $0.0001 par value per share, outstanding.

TRANSCODE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of these terms, or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

➢	our cash position, our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources, our need for additional financing and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
➢	a potential delisting of our common stock from trading on the Nasdaq Capital Market;
➢	our ability to continue as a going concern;
➢	the results and timing of our preclinical and clinical trial activities, including but not limited to our ability to enroll a sufficient number of patients timely to advance our clinical trials;
➢	adverse global conditions, including economic uncertainty and tariffs;
➢	our ability to expand our therapeutic candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
➢	the therapeutic benefits, effectiveness and safety of our therapeutic candidates;
➢	our ability to receive regulatory approval for our therapeutic candidates in the United States, Europe and other geographies;
➢	the expected regulatory approval pathway for our therapeutic candidates;
➢	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
➢	our ability to maintain adequate quality processes and oversight of vendors;
➢	our ability to secure raw materials to support continued drug substance and drug product manufacturing;
➢	our reliance on third-parties for the planning, conduct, management and monitoring of clinical trials, for the manufacture of clinical drug supplies and drug product meeting our specifications, and for other requirements;
➢	our estimates of the size and characteristics of the markets that may be addressed by our therapeutic candidates;
➢	market acceptance of our therapeutic candidates that are approved for marketing in the United States or other countries;
➢	our ability to successfully commercialize our therapeutic candidates, if approved for marketing;
➢	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our therapeutic candidates have been developed to treat;
➢	our ability to utilize our proprietary technological approach to develop and commercialize our therapeutic candidates;
➢	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;

➢	our ability to protect our own or in-licensed intellectual property and operate our business without infringing the intellectual property rights of others;
➢	our ability to attract, retain and motivate key personnel;
➢	our ability to generate revenue and become profitable;
➢	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K and in our other regulatory filings;
➢	the outcome of our currently open Phase I/II clinical trial, which commenced in the third quarter of 2024, and our ability to complete this trial;
➢	the impact of natural disasters, global pandemics (including further outbreaks of existing strains of COVID-19 or new variants of the virus), armed conflicts and wars, labor disputes, lack of raw materials or other supplies, issues with facilities and equipment, or other forms of disruption to business operations at our manufacturing or laboratory facilities or those of our vendors; and
➢	potential collaborations to license and commercialize any therapeutic candidates prior to or after we receive regulatory approval, if any, in the future in or outside the United States.

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

This Quarterly Report on Form 10-Q may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Quarterly Report on Form 10-Q also may include data based on our own internal estimates and research, including estimates regarding the impact of pandemics (or related pandemic impacts caused by coronavirus variants or otherwise) and other geopolitical factors on our financial performance and business operations. Our internal estimates have not been verified by any independent source and, while we believe any data obtained from industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Such third-party data, as well as our internal estimates and research, are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” in our Annual Report on Form 10-K and in our other regulatory filings and elsewhere in this Quarterly Report on Form 10-Q. These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCODE THERAPEUTICS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets:
Cash	$11,569,154	$5,811,064
Grant receivable	322,436	—
Prepaid expenses and other current assets	1,152,798	1,282,274
Total current assets	13,044,388	7,093,338
Property and equipment, net of depreciation	38,131	51,574
Right-of-use asset, net of amortization	—	37,731
Security deposit	111,856	111,856
Total assets	$13,194,375	$7,294,499
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,509,677	$2,708,137
Deferred grant income	—	25,408
Short-term lease liability	—	38,291
Total current liabilities	2,509,677	2,771,836
Long-term liabilities:
Warrant Liability - Series C	392,000	517,871
Warrant Liability - Series D	—	6,023,526
Long-term liabilities	392,000	6,541,397
Total liabilities	2,901,677	9,313,233
Stockholders’ equity (deficit):
Preferred stock – $0.0001 par value; 10,000,000 shares authorized at March 31, 2025, and December 31, 2024; -0- shares issued and outstanding at March 31, 2025, and December 31, 2024	—	—
Common stock – $0.0001 par value, 290,000,000 shares authorized at March 31, 2025, and December 31, 2024; 23,341,336 and 1,029,095 shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively	2,334	103
Additional paid-in capital	85,577,693	61,183,079
Accumulated deficit	(75,287,329)	(63,201,916)
Total stockholders’ equity (deficit)	10,292,698	(2,018,734)
Total liabilities and stockholders’ equity (deficit)	$13,194,375	$7,294,499

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development	$2,219,527	$1,759,020
General and administrative	951,652	1,529,962
Total operating expenses	3,171,179	3,288,982
Operating loss	(3,171,179)	(3,288,982)

Other income (expense)
Change in fair value of warrant liability	(9,234,922)	—
Grant income	347,844	27,057
Currency exchange loss	(27,188)	(55,349)
Interest income	146	168
Interest expense	(114)	(9,706)
Total other income (expense)	(8,914,234)	(37,830)
Net loss attributable to common stockholders	$(12,085,413)	$(3,326,812)

Basic and diluted net loss per share
Net loss attributable to common stockholders	$(12,085,413)	$(3,326,812)
Weighted-average common shares outstanding	4,823,317	155,831
Net loss per share	$(2.51)	$(21.35)

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Three months ended March 31, 2025
Balance, December 31, 2024	1,029,095	$103	$61,183,079	$(63,201,916)	$(2,018,734)
Net loss	—	—	—	(12,085,413)	(12,085,413)
Issuances of common stock, net	22,312,241	2,231	8,852,566	—	8,854,797
Exercise of Series D warrants	—	—	15,384,319	—	15,384,319
Share-based compensation	—	—	157,729	—	157,729
Balance, March 31, 2025 (unaudited)	23,341,336	$2,334	$85,577,693	$(75,287,329)	$10,292,698

Three months ended March 31, 2024
Balance, December 31, 2023	19,014	$2	$48,057,156	$(46,416,344)	$1,640,814
Net loss	—	—	—	(3,326,812)	(3,326,812)
Issuances of common stock, net	156,988	16	6,087,125	—	6,087,141
Share-based compensation	—	—	183,152	—	183,152
Balance, March 31, 2024 (unaudited)	176,002	$18	$54,327,433	$(49,743,156)	$4,584,295

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,085,413)	$(3,326,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,443	32,164
Amortization of right-of-use asset	37,731	109,483
Share-based compensation expense	157,729	183,152
Change in fair value of warrant liability	9,234,922	—
Changes in assets and liabilities:
Grant receivable	(322,436)	—
Prepaid expenses and other current assets	129,475	(112,500)
Accounts payable and accrued expenses	(198,459)	(684,493)
Deferred grant income	(25,408)	(27,057)
Operating lease liability	(38,291)	(111,164)
Net cash used in operating activities	(3,096,707)	(3,937,227)
Cash flows from investing activities:
Purchase of equipment	—	(3,836)
Net cash used in investing activities	—	(3,836)
Cash flows from financing activities:
Net proceeds from issuance of common stock	8,854,797	6,087,141
Net cash provided by financing activities	8,854,797	6,087,141
Net change in cash	5,758,090	2,146,078
Cash, beginning of period	5,811,064	2,767,598
Cash, end of period	$11,569,154	$4,913,676
Supplemental disclosure of cash flow
Cash paid during the period for:
Interest related to insurance premium payment plan	$—	$5,653
Supplemental disclosure of non-cash investing and financing activities:
Exercise of Series D warrants	$15,384,319	$—

The accompanying notes are an integral part of these unaudited financial statements.

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2025

(Unaudited)

(1)   Nature of Business and Liquidity

TransCode Therapeutics, Inc. (the “Company” or “TransCode”) was incorporated on January 11, 2016, under the laws of the State of Delaware. TransCode is a biopharmaceutical company focused primarily on developing and commercializing innovative drugs and diagnostics for treating and identifying cancer. TransCode recently commenced its first clinical trials. The Company’s lead therapeutic candidate, TTX-MC138, comprises an oligonucleotide conjugated to an iron oxide nanoparticle designed to be administered by infusion to inhibit the ability of metastatic tumor cells to survive. The goal of the therapy, if approved, is to achieve durable disease regression and long-term patient survival.

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

The Company plans to expand development of its lead therapeutic candidate and other candidates, and to explore strategic partnerships. Management believes that its cash at March 31, 2025, is sufficient to fund operations and capital requirements into the fourth quarter 2025, but does not believe that existing cash will be sufficient to fund requirements for a full 12 months from the date of issuance of these financial statements.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2025

(Unaudited)

(1)Nature of Business and Liquidity (continued)

For the three months ended March 31, 2025, net cash used in operating activities was approximately $3.1 million and the Company’s net loss was approximately $12.1 million. As of March 31, 2025, the Company had an accumulated deficit of approximately $75.3 million and approximately $11.6 million in cash.

(2)   Summary of Significant Accounting Policies

(a)   Basis of Presentation

The interim financial statements included herein are unaudited. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, these financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company at March 31, 2025, its results of operations for the three months ended March 31, 2025 and 2024, and its cash flows for the three months ended March 31, 2025 and 2024. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024, and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2025

(Unaudited)

(2)   Summary of Significant Accounting Policies (continued)

U.S. banks which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or lack of access to such funds could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.

(e)   Fair Value of Financial Instruments

The Company’s financial instruments at March 31, 2025, and December 31, 2024, included cash, grant receivable, prepaid expenses and other current assets, right-of-use asset, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability. Cash is reported at fair value. The recorded carrying amounts of grant receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability approximate their fair value due to their short-term or fixed arrangements nature.

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

The Company has entered into various research and development-related contracts with companies both inside and outside the United States. The related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of manufacturing and clinical studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ materially from the Company’s estimates.

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

March 31, 2025

(Unaudited)

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2025

(Unaudited)

(2)   Summary of Significant Accounting Policies (continued)

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

(l)   Reverse Stock Splits

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

All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have been retroactively adjusted to reflect the foregoing reverse stock splits.

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2025

(Unaudited)

(2)   Summary of Significant Accounting Policies (continued)

(m)   Collaboration Agreements

When the Company enters into a collaboration agreement, it evaluates the arrangement against the requirements of ASC 808, “Collaborative Arrangements,” as well as ASU 2018-18 which clarifies the interaction between Topic 808 and Topic 606. ASU 2018-18 indicates that collaborative arrangements could be partially in the scope of other guidance, including ASC 606.

(n)   Leases

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

March 31, 2025

(Unaudited)

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

Warrants the Company issued upon financings in January and July 2024 met the criteria for equity classification under ASC 815 and were classified as equity. Warrants the Company issued upon a financing that closed December 2, 2024, did not meet the criteria for equity classification under ASC 815 and were classified as liabilities.

(p)   Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued accounting pronouncements will not have a material impact on the Company’s financial position, results of operations, and cash flows, or do not apply to its operations.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures”, (“ASU 2023-09”) which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for the Company’s Annual Report om Form 10-K for the year ending December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its income tax disclosures within its financial statements, and expects changes to its income tax disclosure.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 will require more detailed information about the types of expenses in commonly presented income statement captions such as “Cost of sales” and “Selling, general and administrative expenses”. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that this change will have on the Company’s disclosures.

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

March 31, 2025

(Unaudited)

(3)   Fair Value Measurements (continued)

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

The Company records its warrant liability for warrants issued in the December 2, 2024, PIPE transaction at fair value and is considered a Level 3 measurement on the fair value hierarchy due to the significant unobservable inputs used in their valuation such as the probability weighted outcomes regarding the shareholder approval date and the potential de-listing date. The fair value of the warrant liability at December 31, 2024, was determined using a Monte Carlo simulation model within a risk-neutral framework. This widely accepted financial modeling approach is employed to value complex instruments, including warrants with strike price reset and anti-dilution provisions. The model simulates multiple potential future paths for the Company’s stock price, accounting for the reset provision by adjusting the strike price if the stock price falls below a specified level, but not lower than the specified Floor Price.  Upon each reset of the strike price, the warrants are also adjusted for quantity based on their anti-dilution provisions. For each simulated path, the warrant’s payoff is calculated using the final stock price and the potentially adjusted strike price and quantity, then discounted to present value. The fair value is estimated as the average of these discounted payoffs across all simulated paths. This method ensures the valuation reflects the impact of the strike price reset provision and anti-dilution provision on the warrants’ potential values.

The table below lists key assumptions used in the valuations of the warrant liability as of March 31, 2025, and December 31, 2024. The $392 thousand fair value of the Series C Warrants as of March 31, 2025, was a decrease of $126 thousand from December 31, 2024, which was recorded in the change in fair value of warrant liability. Fair value as of March 31, 2025, was determined using a Black-Scholes valuation model which the Company deemed appropriate as both the exercise price of the warrants and the number of shares issuable were both known, and no longer requiring use of a simulation model, such as the Monte Carlo valuation model, used to determine fair value at December 31, 2024.

Assumptions	March 31, 2025	December 31, 2024
Risk-free rate	4.07%	4.33%
Volatility	115.00%	150.00%
Expiration date of Series C	November 29, 2029	November 29, 2029
Expiration date of Series D	N/A	May 29, 2027
Shareholder approval date	N/A	February 25, 2025
Potential de-listing date	June 30, 2025	June 30, 2025

The fair value of the warrant liability is as follows:

	PIPE Warrants	PIPE Warrants	Total Warrant
Level 3 Rollforward:	Series C	Series D	Liability
Balance, December 31, 2023	$—	$—	$—
Additions	501,961	5,100,746	5,602,707
Change in fair value	15,910	922,780	938,690
Balance, December 31, 2024	517,871	6,023,526	6,541,397
Additions	—	—	—
Change in fair value	(125,871)	9,360,793	9,234,922
Exercise of Series D warrants	—	(15,384,319)	(15,384,319)
Balance, March 31, 2025	$392,000	$—	$392,000

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2025

(Unaudited)

(4)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2025	2024
Prepaid operating expenses	$49,122	$31,563
Contract manufacturers and research organizations	519,286	517,484
Insurance premiums	161,898	310,735
Prepaid FICA	422,492	422,492
	$1,152,798	$1,282,274

(5)   Property and Equipment

Property and equipment, net, consisted of the following:

	March 31,	December 31,
	2025	2024
Laboratory and computer equipment	$362,387	$362,387
Less accumulated depreciation	(324,256)	(310,813)
Total property and equipment, net	$38,131	$51,574

Depreciation expense for the years ended March 31, 2025 and 2024, was $13,443 and $32,164, respectively.

(6)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2025	2024
Professional and general consulting fees	$927,241	$1,282,428
R&D-related – CMOs, CROs, supplies, equipment and consulting	1,302,386	1,148,917
General expenses	36,124	143,988
Insurance premiums	162,212	765
Payroll and benefits	1,305	131,342
Accrued license payments	80,409	697
	$2,509,677	$2,708,137

At March 31, 2025, and December 31, 2024, the Company’s outstanding payables to CROs or CMOs included above were $765,525 and $997,074, respectively.

See Note 8 for further information regarding accrued license payments.

(7)  Grant Income

In September 2024, the Company received its second Award (the “2024 Award”), a Direct to Phase II SBIR Award, from the National Cancer Institute of the National Institutes of Health (the “NIH”). The 2024 Award is to support IND-

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2025

(Unaudited)

(7)  Grant Income (continued)

enabling and clinical trial activities in the Company’s Phase 1a clinical trial with its lead candidate, TTX-MC138, over two years. The total 2024 Award is for $1,999,972 of which $1,011,207 applies to the first year and $988,765 applies to the second year.

The Company recognized grant income of $347,844 and $27,057 for the three months ended March 31, 2025 and 2024, respectively. The Company had deferred grant income of $0 and $25,408 at March 31, 2025 and December 31, 2024, respectively.

(8)  Commitments and Contingencies

(a)   Operating Lease

In December 2022, the Company signed an agreement to sublease 4,837 square feet of laboratory and office space in Newton, Massachusetts, from another biopharmaceutical company. The Company considers this sublease an operating lease with estimated right-of-use assets and lease liabilities of $874,957 recorded upon lease commencement on February 1, 2023. The sublease had an initial term of 24 months, and the Company had the option to extend the sublease for an additional 12 months but did not elect to exercise the option. Because the Company did not believe that the exercise of this option was probable, it did not include it in determination of the lease amounts. The base monthly rent was $37,285 during the first 12 months of the lease and $38,403 in the second 12 months. In addition, the Company was responsible for its share of operating expenses, real estate taxes, and utilities based on the actual costs of these items. Upon termination of this lease on January 31, 2025, the Company relocated its business operations to another location under a six-month agreement for $3,520 per month.

Rent expense for the three months ended March 31, 2025 and 2024, was $57,001 and $109,483, respectively.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2025

(Unaudited)

As of March 31, 2025, and December 31, 2024, no milestone events had been achieved.

(8)  Commitments and Contingencies (continued)

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

Accrued License Obligations

At March 31, 2025, and December 31, 2024, the Company had accrued $80,409 and $697, respectively, in license payments under the foregoing arrangements included in accounts payable and accrued expenses.

(c)	Collaboration Agreement

On July 29, 2022, the Company signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, the Company anticipated making certain expenditures with respect to Phase I and Phase II clinical trials which it expected would be conducted in part through MD Anderson as a clinical trial site. MD Anderson was also to provide preclinical work under the collaboration. The details of clinical and preclinical work were to be mutually agreed by the parties prior to commencing work. The Company committed to fund up to $10 million over the term of the collaboration. Of this amount, the initial payment schedule called for $500,000 to be paid within the first year. Subsequent payments were scheduled to be $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. Payments to MD Anderson are initially recorded as Prepaid Expenses. As work under the collaboration is performed by MD Anderson, the Company records research and development costs in its statements of operations. The $250,000 first payment made by the Company to MD Anderson in January 2023 was recorded as a Prepaid Expense pending such time as payments under the collaboration became due. In late 2024, the Company and MD Anderson agreed to amend the collaboration agreement in favor of MD Anderson focusing solely on participation in the Company’s Phase 1/II clinical trial. This amendment relieves the Company from the obligation to make up to $10 million of collaboration payments. The Company is obligated to pay charges incurred by MD Anderson in connection

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2025

(Unaudited)

with the clinical trial. Initial expenses of the clinical trial have been charged against the initial payment made to MD Anderson. For the three months ended March 31, 2025 and 2024, these charges were $81,561 and $0, respectively.

(8)  Commitments and Contingencies (continued)

(d)	Employment Agreements

Prior to the IPO, the Company entered into employment agreements with its executive officers which became effective on completion of the IPO. The employment agreements provide the employee with, among other things, severance payments upon termination of the agreement by the Company for any reason other than for cause, death or disability or by the employee for good reason. The maximum aggregate severance payments under the remaining agreement, which arise in the event of termination involving a Change of Control (as defined in the agreement), are approximately $1,296,000.

(e)	Litigation

The Company may from time to time be subject to claims by others under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. At March 31, 2025, and December 31, 2024, the Company did not know of any claims or actions pending against it or threatened, the ultimate disposition of which could have a material adverse effect on its results of operations or financial condition except claims by an investment bank that it is entitled to fees, claims which the Company rigorously disputes.

(f)	Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and executive officers that require the Company, among other things, to indemnify the parties against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any costs as a result of payments required by such indemnifications. The Company is not aware of any indemnification arrangements that could have a material adverse effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements, as of March 31, 2025, or December 31, 2024.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2025

(Unaudited)

(9)   Stockholders’ Equity (Deficit)

(a)	Overview

The Company’s Certificate of Incorporation, originally filed on January 11, 2016, was amended on April 15, 2020, to increase the number of shares of common stock authorized and to authorize the issuance of preferred stock. The Company’s Certificate of Incorporation was further amended and restated on April 27, 2021, on May 22, 2023, to effect the May 2023 Reverse Split, on January 16, 2024, to effect the January 2024 Reverse Split, and on December 4, 2024, to effect the December 2024 Reverse Split. The total number of shares which the Company is authorized to issue is 300,000,000, each with a par value of $0.0001 per share. Of these shares, 290,000,000 shall be common stock and 10,000,000 shall be preferred stock. At March 31, 2025, and December 31, 2024, the Company had 23,341,336 and 1,029,095 shares of common stock issued and outstanding, respectively. The preferred stock is undesignated; no shares of preferred stock have been issued.

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

On July 22, 2024, the Company entered into a Placement Agency Agreement with ThinkEquity LLC pursuant to which the Company issued and sold approximately 303,030 shares of common stock in a best efforts public offering at a purchase price of $9.90 per share (the “July 2024 Offering”). Net proceeds from the July 2024 Offering, after deducting discounts, commissions and fees paid to the placement agent and other offering expenses, were approximately $2.4 million. In connection with the July 2024 Offering, the Company also issued warrants to the placement agent to purchase up to approximately 15,152 shares of common stock (the “July Placement Agent Warrants”). The July Placement Agent Warrants become exercisable January 18, 2025, expire July 22, 2029, and have an exercise price of $12.375 per share. See Note 10.

On December 2, 2024, the Company closed an offering under a Securities Purchase Agreement with purchasers named therein pursuant to which the Company sold 173,033 shares of common stock, 470,007 pre-funded warrants (“PFWs”), together with 643,039 Series C Warrants to purchase common stock (the “Series C Warrants”), and 643,039 Series D Warrants to purchase common stock (the “Series D Warrants”) in a private offering at a purchase price of $12.4409 per share (or $12.4376 per PFW) (the “2024 PIPE”). The Series C and Series D Warrants became exercisable commencing on shareholder approval which occurred February 25, 2025. The Series C Warrants are exercisable for five years from shareholder approval; the Series D Warrants are exercisable for two and one-half years from such approval. The initial exercise price for the Series C and Series D Warrants was $15.675 per share, subject to adjustments and resets. In addition, the Series D Warrants included an alternative cashless exchange provision whereby the holder could exchange each Series D Warrant for three shares of Common Stock. Net proceeds from the 2024 PIPE, after deducting fees payable to the placement agent and other offering expenses, were approximately $7.2 million. The PFWs sold in the 2024 PIPE were exercisable at an exercise price of $0.0033 per share. All PFWs sold in the 2024 PIPE were exercised prior to March 31, 2025. See Note 10. The Company accounts for the Series C and D Warrants in accordance with the

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2025

(Unaudited)

(9)   Stockholders’ Equity (Deficit) (continued)

guidance contained in ASC 815-40. Such guidance provides that because the Series C and D Warrants do not meet the criteria for equity treatment thereunder, they must be recorded as a liability.

On March 23, 2025, the Company entered into a Placement Agency Agreement with ThinkEquity LLC pursuant to which the Company issued and sold 10,250,000 shares of common stock and warrants (the “March 2025 Offering Warrants”) to purchase 10,250,000 shares of common stock at an exercise price of $0.86 per share in a best efforts public offering at a purchase price of $0.98 per share and accompanying warrant (the “March 2025 Offering”). Net proceeds from the March 2025 Offering, after deducting discounts, commissions and fees paid to the placement agent and other offering expenses, were approximately $8.9 million. In connection with the March 2025 Offering, the Company also issued warrants to the placement agent to purchase up to 512,500 shares of common stock (the “March 2025 Placement Agent Warrants”). The March 2025 Placement Agent Warrants became exercisable on issuance, expire March 24, 2030, and have an exercise price of $1.07 per share. See Note 10.

(b)Common Stock

i.Dividends

Subject to the rights of holders of any preferred stock, holders of common stock are entitled to receive dividends as may be declared from time to time by the Board. No cash dividends were declared or paid during the three months ended March 31, 2025, nor at any other time through the date of these financial statements.

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

(10) Warrants

Except as noted otherwise, all the warrants described below were outstanding as of March 31, 2025, and are accounted for as a component of stockholders’ equity. All PFWs issued in the Company’s financings were exercised on or before January 10, 2025.

In connection with the IPO, the Company granted the underwriter warrants (the “IPO Underwriter Warrants”) to purchase up to approximately 12 shares of Company common stock at an exercise price of $132,000.00 per share. The IPO Underwriter Warrants have a five-year term and were not exercisable prior to January 9, 2022.

In connection with the February RDO, the Company issued the February Placement Agent Warrants to purchase up to approximately eight shares of common stock. The February Placement Agent Warrants became exercisable commencing August 17, 2023, expire February 16, 2028, and have an exercise price per share of $17,391.00 per share.

In connection with an agreement the Company entered into with a consultant in February 2023, the Company agreed to issue warrants (the “Consultant Warrants”) to purchase up to approximately five shares of common stock at $13,200.00 per share. The Consultant Warrants became exercisable any time after August 23, 2023, until February 23, 2028.

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2025

(Unaudited)

(10) Warrants (continued)

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

In connection with the March 2025 Offering, the Company issued the March 2025 Offering Warrants to purchase up to 10,250,000 shares of common stock at an exercise price of $0.86 per share. The March 2025 Offering Warrants became exercisable commencing on issuance and are exercisable for five years from the date of issuance. In connection with the March 2025 Offering, the Company also issued the placement agent the March 2025 Placement Agent Warrants to purchase up to 512,500 shares of common stock. The March 2025 Placement Agent Warrants became exercisable on issuance, expire five years following the date of sale and have an exercise price of $1.07 per share.

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2025

(Unaudited)

(10) Warrants (continued)

The following table summarizes the Company’s outstanding warrants at March 31, 2025:

	Number	Exercise Price
Description	of Shares	Per Share
IPO Underwriter Warrants	12	$132,000
February Placement Agent Warrants	8	17,399
Consultant Warrants	5	13,200
Series A-1 warrants	1,516	4,290.00
Series A-2 warrants	1,516	4,290.00
June Placement Agent Warrants	107	5,775.00
September Underwriter Warrants	652	841.50
December Placement Agent Warrants	228	399.30
January 2024 Warrants	340,656	40.26
January 2024 Placement Agent Warrants	10,805	50.33
July 2024 Placement Agent Warrants	15,152	12.38
December 2024 Series C Warrants	643,039	15.68
December 2024 Series D Warrants	643,039	15.68
March 2025 Common Stock Purchase Warrants	10,250,000	0.86

Approximately 19,505 of the January 2024 Warrants were exercised in the first half of 2024. In December 2024, the Company modified the exercise price applicable to certain Series A-1, Series A-2, and January 2024 Warrants to $12.441 per share. In connection with the modification, the Company recorded a deemed dividend in the aggregate of $30,601. During the three months ended March 31, 2025, all Series D warrants were exercised representing 11,925,041 shares after reset adjustments.

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

The exercise price for incentive stock options is determined at the discretion of the Board but for grants to any person possessing less than 10% of the total combined voting power of all classes of stock may not have an exercise price less

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2025

(Unaudited)

(11) Share-Based Compensation (continued)

than 100% of the fair market value of the Common Stock on the grant date (110% for grants to any person possessing more than 10% of the total combined voting power of all classes of stock). The option term for incentive stock option awards may not be greater than ten years from the date of the grant (five years for grants to any person possessing more than 10% of the total combined voting power of all classes of stock).

Of options awarded under the 2021 Plan, approximately 56,668 were outstanding at March 31, 2025.

At March 31, 2025, there were approximately 29 options outstanding under the 2020 Plan that were vested and exercisable and approximately 47,181 options outstanding under the 2021 Plan that were vested and exercisable. Information about options to purchase common stock of the Company under both Plans is as follows:

		Weighted
		average	Weighted
		exercise	average
	Number of	price	contractual
	shares	per share	term (years)
Outstanding at December 31, 2023	191	$13,846.14	3.7
Granted	58,497	39.60	9.2
Exercised	—	—	—
Forfeited	(1,556)	477.35	—
Outstanding at December 31, 2024	57,132	78.80	9.4
Granted	—	—	—
Exercised	—	—	—
Forfeited	(464)	1,019.38	—
Outstanding at March 31, 2025	56,668	$67.01	9.0

The intrinsic value of the outstanding options as of March 31, 2025, was $0.

Option Valuation

No options were granted in the three months ended March 31, 2025. The assumptions that the Company used to determine the grant-date fair value of options granted in the year ended December 31, 2024, were as follows:

Year Ended
December 31, 2024
Risk-free interest rate	4.44%
Expected term (in years)	6.0
Expected volatility	128.8%
Expected dividend yield	—
Fair value per share of underlying stock	$1.06 - $1.08

The weighted average grant date fair value per share of the options granted in the year ended December 31, 2024, was $35.63.

The Company recorded share-based compensation expense of $157,729 and $183,152 during the three months ended March 31, 2025 and 2024, respectively, all of which related to stock options. The remaining share-based compensation expense to be recognized in the future is $545,084 over approximately 0.9 years.

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2025

(Unaudited)

(12) Employee Stock Purchase Plan

In 2021, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) to provide eligible employees of the Company with opportunities to purchase shares of the Company’s common stock. The ESPP initially provided for the purchase of an aggregate of up to approximately six shares of common stock. The number of shares of common stock available through the ESPP increased by approximately three shares in each of January 2022 through January 2025 and may be increased each subsequent year by up to approximately three shares.

(13) Net Loss per Share

The Company reported net losses for the three months ended March 31, 2025 and 2024. Reported basic and diluted net loss per share attributable to common stockholders are the same for each period because shares issuable in connection with Contingent Securities have been excluded from the computation of diluted weighted-average shares outstanding. The effect of their inclusion would have been antidilutive. In accordance with ASC 260-10-45-13, a pre-funded, or penny, warrant is an instrument that requires the holder to pay little or no consideration to receive the shares upon exercise of the warrant. Since the shares underlying the PFWs are issuable for little or no consideration, the Company considered them outstanding in the context of basic earnings per share.

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,
	2025	2024
Basic and diluted net loss per share
Net loss attributable to common stockholders	$(12,085,413)	$(3,326,812)
Weighted-average common shares outstanding	4,823,317	155,831
Net loss per share	$(2.51)	$(21.35)

(14) Income Taxes

The Company’s income tax benefit (expense) was $0 for the three months ended March 31, 2025 and 2024. The Company has recorded a full valuation allowance against its net deferred tax assets at March 31, 2025, and December 31, 2024, because the Company has determined that it is more likely than not that these assets will not be fully realized due to historic net operating losses incurred. Accordingly, the benefit of the net operating loss that would have been recognized in the three months ended March 31, 2025 and 2024, was fully offset by changes in the valuation allowance.

At March 31, 2025, and December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

(15)  Segment Reporting

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has a single reportable business unit segment, RNA drug development, and one reportable country segment, the United States of America, for the three months ended March 31, 2025 and 2024.

The Company adheres to the provisions of ASC 280, “Segment Reporting,” which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. In accordance with ASC 280, the Company’s chief operating decision maker has been identified as its Interim Chief Executive Officer and Chief Financial Officer (the “CODM”). The Company’s CODM reviews the financial information

TransCode Therapeutics, Inc.

Notes to Financial Statements

March 31, 2025

(Unaudited)

(15)  Segment Reporting (continued)

presented for purposes of allocating resources and evaluating its financial performance for the entire Company. Accordingly, the Company has determined that it operates in a single reportable segment. All of the Company’s long-lived assets are located in the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements.

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

(16) Subsequent Events

For its financial statements as of March 31, 2025, the Company evaluated subsequent events through May 14, 2025, the date on which those financial statements were issued.

On May 2, 2025, a reverse split of the Company’s common stock, either issued and outstanding or held by the Company as treasury stock, (the “May 2025 Reverse Split”) was approved by the Board and stockholders of the Company. The Company expects to effect the May 2025 Reverse Split on May 15, 2025. The May 2025 Reverse Split will be at a ratio of one share for every 28 shares previously held with no change in the par value per share. The May 2025 Reverse Split will not change the number of authorized shares of common stock. Common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have not been retroactively adjusted to reflect the May 2025 Reverse Split as the reverse stock split is not yet in effect.

On May 7, 2025, the Company reported that it had received a letter from the Nasdaq Stock Market (“Nasdaq”) Staff notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(a)(2), requiring that a company maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”). As a result, the shares of the Company’s common stock are subject to delisting from The Nasdaq Capital Market. The Company subsequently filed a request for a hearing before a Nasdaq Hearings Panel at which time the Company intends to appeal the Staff’s determination. There is no assurance as to the outcome of the planned appeal.

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

Company Overview

TransCode is a platform delivery company focused on oncology, created on the belief that cancer can be defeated through the intelligent design and effective delivery of RNA therapeutics. Our lead therapeutic candidate, TTX-MC138, targets microRNA-10b, or miRNA-10b, generally believed to be a master regulator of metastatic cell viability in a range of cancers, including breast, pancreatic, ovarian, colon cancer, and several others. In 2023, we conducted a Phase 0 clinical trial intended to demonstrate quantitative delivery of radiolabeled TTX-MC138 to metastatic lesions in subjects with advanced solid tumors. We treated one patient in the Phase 0 trial. In April 2024, we received an IND Study May Proceed notification from FDA to conduct a Phase I/II clinical trial with TTX-MC138 which trial commenced in the third quarter 2024.

In addition to TTX-MC138, we have other solid tumor programs in the preclinical stage. One, TTX-siPDL1, is an siRNA-based modulator of programmed death-ligand 1, or PD-L1. A second, TTX-RIGA, is an RNA-based agonist of the retinoic acid-inducible gene I, or RIG-I, targeting activation of innate immunity in the tumor microenvironment. In addition, TTX-siMYC is a siRNA-based inhibitor of c-MYC, a widely expressed but currently undruggable oncogene.

All our therapeutic candidates are designed to utilize our proprietary TTX delivery mechanism with the goal of significantly improving outcomes for cancer patients.

Targeted Therapeutic Delivery Background

For decades, ribonucleic acid, or RNA, has been a topic of investigation by the scientific community as a potentially attractive therapeutic modality because it can target any gene, and it lends itself to rational and straightforward drug design. RNA-based therapeutics are highly selective to their targets and potentially applicable to a broad array of previously undruggable targets in the human genome. We believe that one of the major challenges to widespread use of RNA therapeutics in oncology and other indications has been the inability to deliver these molecules inside cells.

To customize the development of RNA therapeutics, we have developed a design engine that is modular at both the levels of the core nanoparticle and the therapeutic loading. The size, charge, and surface chemistry of the core iron oxide nanoparticle are designed so that it can be tuned to optimize the particles for the intended target and therapeutic load. The therapeutic load is designed to consist of synthetic oligonucleotides and other molecular moieties such as proteins, peptides, radionuclides, and small molecules that can be adapted to the specific approach being developed. The approach can range from RNA interference, or RNAi, including small interfering RNAs, antisense oligonucleotides, and non-coding RNA mimics to Pattern Recognition Receptors such as RIG-I. We believe the TTX platform can further be used for developing targeted radiolabeled therapeutics and diagnostics and other custom products targeting known and novel biomarkers and other genetic elements as they are discovered and validated.

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

Recent Developments

Phase 1 Clinical Trial

On April 15, 2024, we announced that the FDA had completed its review of our IND application to conduct a Phase I/II clinical trial with our lead therapeutic candidate, TTX-MC138, and concluded that we may proceed with this clinical trial. The trial is a multicenter, open-label, dose-escalation and dose-expansion study in patients with advanced solid tumors. We commenced the trial in the third quarter 2024 at MD Anderson and three other clinical trial sites. The first stage of this trial, the Phase 1a, calls for administration of escalating therapeutic dose levels of our drug candidate to as many as six cohorts of three patients per cohort. The first cohort received the lowest therapeutic dose level. In October 2024, the trial’s Safety Review Committee (the “SRC”), approved commencing dosing of patients in the second cohort. Patients in the second and third cohorts have received dosing that is approximately double the level received by patients in each prior cohort. After three patients in each cohort received their initial dose of our drug candidate, the SRC assessed the data and determined that there were no drug-related serious adverse effects or dose limiting toxicities. The SRC approved commencement of dosing in the fourth cohort at a dosage that is approximately fifty percent higher than that administered in the third cohort. The SRC also approved enrollment of additional patients in Cohort 3 to build upon the safety profile of TTX-MC138. Preliminary data indicate no significant safety or dose limiting toxicities reported in Cohorts 1, 2, or 3 and PK and PD data from patients in Cohort 1 and Cohort 2 is consistent with preclinical results and results from our Phase 0 clinical trial. Key assessments in the clinical trial characterize the safety, pharmacokinetic, pharmacodynamic and anti-tumor activity of TTX-MC138 thus identifying a maximum tolerated dose (MTD) and ensuring the mechanism of action is on target. The trial also is exploring the effect of TTX-MC138 on biomarker expression, which may include miR-10b expression, and miR-10b downstream targets (RNA sequencing). Clinical assessments to further evaluate TTX-MC138 include clinical laboratory exams, CT scan assessments, and response assessments per RECIST criteria.

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

Nasdaq Listing

On May 7, 2025, the Company reported that it had received a letter from the Nasdaq Stock Market (“Nasdaq”) Staff notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(a)(2), requiring that a company maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”). As a result, the shares of the Company’s common stock are subject to delisting from The Nasdaq Capital Market. The Company subsequently filed a request for a hearing before a Nasdaq Hearings Panel at which time the Company intends to appeal the Staff’s determination. There is no assurance as to the outcome of the planned appeal.

Further Restructuring

In an effort to continue to manage our costs, in connection with the January 31, 2025, termination of our sublease of laboratory and office space in Newton, Massachusetts, we (i) relocated our R&D activities to space at Michigan State University with which we are negotiating a sponsored research agreement, (ii) terminated an additional research scientist bringing our headcount to seven employees at March 31, 2025, and (iii) relocated our business activities to short-term office rental space in Woburn, Massachusetts. In connection with our R&D activities, we terminated one scientist that we employed and one consulting scientist that we had engaged.

Financial Operations Overview

From inception in January 2016 through approximately mid-2021, we devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting limited research and development activities, and preparing to manufacture drug substance and drug product for our clinical development program. Following our IPO, we expanded our R&D activities and company operations. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have limited experience with clinical trials, have not obtained any regulatory approvals to sell any products, have not manufactured a commercial-scale drug, or conducted sales and marketing activities. Through March 31, 2025, we received approximately $71.3 million of net proceeds, primarily from our IPO, other equity financings, our SBIR Awards and from borrowings between 2018 and 2020 under convertible promissory notes.

We have incurred significant operating losses since inception. Our net losses were approximately $12.1 million and $3.3 million for the three months ended March 31, 2025 and 2024, respectively. At March 31, 2025, we had an accumulated deficit of approximately $75.3 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates for which there is no assurance of occurrence. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

At March 31, 2025, we had cash of approximately $11.6 million. We believe that these funds will be sufficient to support our operating expenses and capital expenditure requirements into the fourth quarter 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

We recognize external development costs based on an evaluation of the progress toward completion of specific tasks using information provided to us by our employees, consultants and service providers, including CROs and CMOs. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, the estimated level of service performed, and the associated costs incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. Nonrefundable advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are subsequently expensed as the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

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

In late 2024, we and The University of Texas M. D. Anderson Cancer Center (“MD Anderson”) agreed to amend our five-year strategic collaboration agreement in favor of MD Anderson focusing solely on participation in our Phase I/II clinical trial. This amendment relieves us from the obligation to make up to $10 million of collaboration payments. We are obligated to pay charges incurred by MD Anderson in connection with the clinical trial. In January 2023, the Company made an initial payment of $250,000 to MD Anderson recorded as a Prepaid Expense pending such time as payments under the collaboration became due. Initial expenses of the clinical trial will be charged against the initial payment made to MD Anderson and for the three months ended March 31, 2025 and 2024, were $81,561 and $0, respectively.

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

Other income (expense)

Interest expense

Interest expense previously consisted primarily of accrued interest on convertible promissory notes and other charges related to the notes. Since the notes converted into shares of common stock concurrent with our IPO, we no longer incur interest expense on these notes. Under our payment program for directors and officers liability insurance, we incur certain financing charges, and we incur imputed interest expense in connection with our right-of-use asset.

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

Results of operations

The following table summarizes the approximate amounts of our results of operations for the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change

Operating Expenses
Research and development	$2,220	$1,759	$461
General and administrative	952	1,530	(578)
Total operating expenses	3,172	3,289	(117)
Operating loss	(3,172)	(3,289)	117
Other income (expense)
Change in fair value of warrant liability	(9,235)	—	(9,235)
Grant income	348	27	321
Currency exchange gain (loss)	(27)	(55)	28
Interest income	—	—	—
Interest expense	—	(10)	10
Total other income (expense)	(8,914)	(38)	(8,876)
Net loss attributable to common stockholders	$(12,085)	$(3,327)	$(8,759)

Comparison of the three months ended March 31, 2025 and 2024

Research and development expenses

Research and development, or R&D, expenses increased $461 thousand in the three months ended March 31, 2025, compared to the same period in 2024. The increase reflects primarily start up costs related to the clinical trial offset in part by reductions in compensation and benefits, and reduced materials costs.

General and administrative expenses

General and administrative expenses decreased $578 thousand in the three months ended March 31, 2025, compared to the same period in 2024. The decrease reflects primarily reductions in insurance expenses, legal fees, corporate franchise taxes, and other facility and operating related-costs, offset in part by an increase in other expenses related to the costs of being a public company.

Change in fair value of warrant liability

Loss on change in fair value of warrant liability was $9,235 thousand in the three months ended March 31, 2025, resulting primarily from exercises of Series D warrants.

Grant Income

Grant income increased $321 thousand in the three months ended March 31, 2025, compared to the same period in 2024. Prior to September 2024, grant income was recognized under an NIH grant awarded in April 2021 to fund certain costs to advance our lead therapeutic candidate into clinical trials. The award ended in March 2024. Beginning in September 2024, grant income related to the 2024 Award.

Interest expense

Interest expense was $0 thousand in the three months ended March 31, 2025 compared to $10 thousand in the three months ended March 31, 2024.

Interest income

Interest income was $0 in the three months ended March 31, 2025 and 2024.

Currency exchange gain (loss)

Loss on currency exchange was $27 thousand in the three months ended March 31, 2025, a decrease of $28 thousand from the same period in 2024, reflecting changes in exchange rates on billings in Euros from certain vendors.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(3,097)	$(3,937)
Net cash used in investing activities	—	(4)
Net cash provided by financing activities	8,855	6,087
Net change in cash	$5,758	$2,146

Comparison of the three months ended March 31, 2025 and 2024

Operating activities

During the three months ended March 31, 2025, we used cash of $3,097 thousand in operating activities compared to $3,937 thousand used in the same period in 2024. Cash used in operating activities in 2025 primarily reflected our net loss of $12,085 thousand offset primarily by $9,444 thousand comprising a $9,235 thousand non-cash change in warrant liability and $158 thousand in non-cash charges for share-based compensation expense, an increase of $322 thousand in grant receivable, and reductions of $129 thousand in prepaid expenses and $198 thousand in accounts payable and accrued expenses.

Changes in accounts payable and accrued expenses were generally due to the amounts and timing of vendor invoicing and payments.

Investing activities

During the three months ended March 31, 2025, we used cash of $0 thousand in investing activities, compared to $4 thousand used in the three months ended March 31, 2024, primarily for purchases of laboratory and computer equipment.

Financing activities

During the three months ended March 31, 2025, we obtained cash of $8,855 thousand (net) from the sale of equity securities. During the same period in 2024, we obtained cash of $6,087 thousand (net) from the sale of equity securities.

Liquidity and capital resources

Sources of liquidity

Since inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if ever. We have funded our operations to date primarily with proceeds from borrowings under convertible promissory notes, funds from our IPO and other equity financings, and our SBIR Awards. Through March 31, 2025, we had received net cash proceeds of approximately $71.3 million from these sources.

At March 31, 2025, we had cash of approximately $11.6 million.

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

We believe that our cash of approximately $11.6 million at March 31, 2025, will be sufficient to fund our operating expense and capital expenditure requirements into the fourth quarter 2025. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we expect. We do not believe that our existing cash will be sufficient to fund our planned operating and capital expenditures for at least the next 12 months from the date of our financial statements included elsewhere herein. Changed circumstances may also result in the depletion of our capital resources more rapidly than we currently anticipate. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that we will require additional capital for additional research, development, and clinical trials, as we seek regulatory approval of our product candidates, for operations, and for licenses or acquisitions of other product candidates we may choose to pursue. If we receive regulatory approval for TTX-MC138 or other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, all of which will vary depending on where and how we choose to commercialize approved product candidates.

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

Contractual obligations and commitments

At March 31, 2025, we had no future minimum lease payments under non-cancelable operating lease commitments. From time to time, we enter into contracts in the normal course of business with CROs, collaborators, CMOs and other third-parties for the manufacture of our product candidates, to support clinical trials and preclinical research studies and testing, and for other purposes. Any payments due upon completion or cancellation of these contracts generally consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation although some agreements provide for termination fees or payments for the balance of the term of the agreement.

Collaboration Obligations

On July 29, 2022, we signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, we anticipated making certain expenditures with respect to Phase I and Phase II clinical trials in part through MD Anderson as a clinical site. MD Anderson was also expected to provide preclinical work under the collaboration. The details of clinical and preclinical work were to be mutually agreed by the parties prior to commencing work. We had agreed to fund up to $10 million over the term of the collaboration. In January 2023, we made an initial payment of $250,000 to MD Anderson recorded as a Prepaid Expense pending such time as payments under the collaboration became due. As a result of changes at MD Anderson and the Company, we and MD Anderson agreed to amend the collaboration to continue our clinical trial currently underway at MD Anderson. Initial expenses of the clinical trial will be charged against the initial payment made to MD Anderson which for the three months ended March 31, 2025 and 2024, were $81,561 and $0, respectively.

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

While our significant accounting policies are described in more detail in Note 2 to our financial statements for the three months ended March 31, 2025, elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

The estimating process involves reviewing open contracts and purchase orders, communicating with our relevant personnel to identify services that have been performed on our behalf or deliveries of materials made to us, and estimating the level of service performed and the associated cost incurred for those services when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule, or when contractual milestones are met; however, some require advance payments. As of each balance sheet date, we make estimates of our accrued expenses based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

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

Through the date of these financial statements, we had issued restricted stock and stock options, each with service-based vesting conditions, and recorded share-based compensation expense resulting from those awards as vesting occurred. All shares of restricted stock have vested and there is no further compensation expense to be recorded in connection with restricted stock. We would apply the graded-vesting method to all share-based awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

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

Warrants we issued upon our financings in January and July 2024 meet the criteria for equity classification under ASC 815 and were classified as equity. Warrants we issued upon a financing that closed December 2, 2024, did not meet the criteria for equity classification under ASC 815 and were classified as liabilities. Warrants issued upon our financings in 2023 meet the criteria for equity classification under ASC 815 and were classified as equity.

Factors that May Affect Future Results

You should refer to “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q for a discussion of important factors that may affect our future results.

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

Internal control over financial reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed prior to our IPO, some of which remain unremediated. See “Risk Factors” under the caption, “We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.” In September 2022, we retained an independent consulting firm to assist us improve our control systems and procedures and have recently implemented new software systems designed to enhance our ability to process financial transaction information. There is no assurance that any controls we implement will prevent fraud or enable accurate or timely financial reporting.

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

Information Technology Risks

Our data and computer systems are subject to threats from malicious software codes and viruses, phishing, ransomware, business email compromise attacks, or other cyber-attacks. In July 2021, we were subject to what we believe was a phishing attack. Although we do not believe this incident had a material impact on our business or financial condition, the number and complexity of these threats continue to increase. See “Risk Factors” under the caption, “We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.” We have taken and continue to take steps to mitigate the risk of cyberattacks including enhancing email screening, engaging with a computer support firm to provide forensics and training services, among other services, and enhancing security protocols for vendor payments. We intend to take additional steps to continue to enhance cybersecurity defenses. Despite steps we have taken or may take in the future, there is no assurance that we will not suffer material and adverse consequences as a result of cyberattacks or other computer-based activities. In addition, there is no assurance that any steps we may take will be effective or prevent material adverse effects on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk related to changes in interest rates. At March 31, 2025, and December 31, 2024, our cash was held in checking and savings accounts at major U.S. banks. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our holdings, we do not believe that an immediate 10% change in interest rates would materially affect the fair market value of our investments or our financial position or results of operations.

At March 31, 2025, and December 31, 2024, we had no debt outstanding other than liabilities related to the right-of-use asset from our sublease in Newton, Massachusetts. We currently, therefore, are not subject to interest rate risk related to debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Euro, the currency for certain of our major purchases. For the three months ended March 31, 2025, we recognized a loss on foreign currency transactions of $27,188 recorded as a component of other income (expense) in our statements of operations. We do not believe that an immediate 5% change in the Euro exchange rate would have a material effect on our results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon such evaluation, and due to the material weakness described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Quarterly Report on Form 10-Q, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures taken to date as described above, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any legal proceedings, and we are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results or financial condition except claims by an investment bank that it is entitled to fees, a claim which the Company rigorously disputes.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2024, or our Annual Report, filed with the SEC, as amended and supplemented by the information in our subsequent Quarterly Reports on Form 10-Q or other subsequent filings, together with all of the other information contained in this Quarterly Report, including our unaudited financial statements and the related notes appearing elsewhere in this Quarterly Report, and the risk factors set forth below. The risk factors disclosure in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q is qualified by the information that is described in this Quarterly Report. Any of these factors could result in a significant or material adverse effect on our business, results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also have a material adverse effect on our business, financial condition or results of operations. You should review the risk factors in our Annual Report on Form 10-K and the risk factors discussed below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We could lose our listing on the Nasdaq Capital Market which would in all likelihood make our common stock significantly less liquid, adversely affect its value, and make raising additional capital far more difficult.

On May 7, 2025, the Company reported that it had received a letter from the Nasdaq Stock Market (“Nasdaq”) Staff notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(a)(2), requiring that a company maintain a minimum closing bid price of $1.00 per share (the “Minimum Bid Price Requirement”). As a result, the shares of the Company’s common stock are subject to delisting from The Nasdaq Capital Market. The Company subsequently filed a request for a hearing before a Nasdaq Hearings Panel at which time the Company intends to appeal the Staff’s determination. There is no assurance as to the outcome of the planned appeal.

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

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of March 31, 2025, we had cash of approximately $11.6 million. We do not believe that this cash will enable us to fund our operating expenses and capital requirements beyond some time in the fourth quarter 2025. We will need to raise additional capital to continue as a going concern. The failure to obtain sufficient additional funds on commercially acceptable terms to fund our operations and satisfy our obligations to creditors may have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations in the near-term. We will likely need to consider additional cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating our development programs, and we may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such future restructuring activities, holders of our common stock and other securities will likely suffer a total loss of their investment.

Adverse global conditions, including economic uncertainty and tariffs, may negatively affect our financial results.

Global conditions, dislocations in the financial markets, or inflation could adversely impact our business. In addition, the global macroeconomic environment has been and may continue to be negatively affected by, among other things, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in global credit markets, supply chain weaknesses, instability in the geopolitical environment, political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets, which may adversely affect our business.

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

3.5

Certificate of Amendment to Amended and Restated Certificate of Incorporation of TransCode Therapeutics Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 5, 2025).

3.6

Amended and Restated Bylaws of TransCode Therapeutics, Inc. (Incorporated by reference to Exhibit 3.5 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on April 8, 2021 (File No. 333-253599)).

3.7

Amendment No. 1 to the Amended and Restated Bylaws of TransCode Therapeutics, Inc., effective as of December 8, 2023 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on December 8, 2023).

4.1	Form of Common Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2025).

4.2	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2025).

10.1	Placement Agency Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2025).

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August
TRANSCODE THERAPEUTICS, INC.

Date: May 14, 2025	/s/ Thomas A. Fitzgerald
Thomas A. Fitzgerald
Interim Chief Executive Officer; Chief Financial Officer
(Principal Executive Officer, and Principal Financial and Accounting Officer)