Form 10-Q
period 2025-06-30
Transcode Therapeutics, Inc.
filed 2025-08-14
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________

FORM 10-Q

____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

At August 8, 2025, the registrant had 833,683 shares of Common Stock, $0.0001 par value per share, outstanding.

TRANSCODE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of these terms, or other comparable terminology, or variations. These forward-looking statements include, but are not limited to, statements about:

➢	our cash position, our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources, our need for additional financing and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
➢	a potential delisting of our common stock from trading on the Nasdaq Capital Market;
➢	our ability to continue as a going concern;
➢	the results and timing of our preclinical and clinical trial activities, including but not limited to our ability to timely enroll a sufficient number of patients to advance our clinical trials;
➢	adverse global conditions, including economic uncertainty and tariffs;
➢	our ability to expand our therapeutic candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
➢	the therapeutic benefits, effectiveness and safety of our therapeutic candidates;
➢	our ability to receive regulatory approval for our therapeutic candidates in the United States, Europe and other geographies;
➢	the expected regulatory approval pathway for our therapeutic candidates;
➢	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
➢	our ability to maintain adequate quality processes and oversight of vendors;
➢	our ability to secure raw materials to support continued drug substance and drug product manufacturing;
➢	our reliance on third-parties for the planning, conduct, management and monitoring of clinical trials, for the manufacture of clinical drug supplies and drug product meeting our specifications, and for other requirements;
➢	our estimates of the size and characteristics of the markets that may be addressed by our therapeutic candidates;
➢	market acceptance of our therapeutic candidates that are approved for marketing in the United States or other countries;
➢	our ability to successfully commercialize our therapeutic candidates, if approved for marketing;
➢	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our therapeutic candidates have been developed to treat;
➢	our ability to utilize our proprietary technological approach to develop and commercialize our therapeutic candidates;
➢	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
➢	our ability to protect our own or in-licensed intellectual property and operate our business without infringing the intellectual property rights of others;
➢	our ability to attract, retain and motivate key personnel;
➢	our ability to generate revenue and become profitable;
➢	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K and in our other regulatory filings;

➢	the outcome of our currently open Phase I/II clinical trial, which commenced in the third quarter of 2024, and our ability to complete this trial;
➢	the impact of natural disasters, global pandemics (including further outbreaks of existing strains of COVID-19 or new variants of the virus), armed conflicts and wars, labor disputes, lack of raw materials or other supplies, issues with facilities and equipment, or other forms of disruption to business operations at our manufacturing or laboratory facilities or those of our vendors;
➢	the impact of macroeconomic and geopolitical developments on our business, including rising inflation and capital market disruptions, changes in US governmental agencies, new or increased international tariffs and retaliatory tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
➢	potential collaborations to license and commercialize any therapeutic candidates prior to or after we receive regulatory approval, if any, in the future in or outside the United States.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCODE THERAPEUTICS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets:
Cash	$7,374,815	$5,811,064
Grant receivable	176,122	—
Prepaid expenses and other current assets	690,784	1,282,274
Total current assets	8,241,721	7,093,338
Property and equipment, net of depreciation	24,689	51,574
Right-of-use asset, net of amortization	—	37,731
Security deposit	—	111,856
Total assets	$8,266,410	$7,294,499
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,564,990	$2,708,137
Deferred grant income	—	25,408
Short-term lease liability	—	38,291
Total current liabilities	1,564,990	2,771,836
Long-term liabilities:
Warrant Liability - Series C	553,714	517,871
Warrant Liability - Series D	—	6,023,526
Long-term liabilities	553,714	6,541,397
Total liabilities	2,118,704	9,313,233
Stockholders’ equity (deficit):
Preferred stock – $0.0001 par value; 10,000,000 shares authorized at June 30, 2025, and December 31, 2024; -0- shares issued or outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock – $0.0001 par value, 290,000,000 shares authorized at June 30, 2025, and December 31, 2024; 833,683 and 36,753 shares issued or outstanding at June 30, 2025, and December 31, 2024, respectively (1)	84	4
Additional paid-in capital	85,711,453	61,183,178
Accumulated deficit	(79,563,831)	(63,201,916)
Total stockholders’ equity (deficit)	6,147,706	(2,018,734)
Total liabilities and stockholders’ equity (deficit)	$8,266,410	$7,294,499

The accompanying notes are an integral part of these unaudited financial statements.

(1)	On May 15, 2025, the Company effected a reverse split of the Company's common stock, either issued and outstanding or held by the Company as treasury stock. The May 2025 Reverse Split was at a ratio of one share for every 28 shares previously held with no change in the par value per share. The May 2025 Reverse Split did not change the number of authorized shares of common stock. All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have been retroactively adjusted to reflect the Reverse Split.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$2,565,982	$3,081,577	$4,785,509	$4,840,597
General and administrative	1,655,152	2,032,339	2,606,804	3,562,301
Total operating expenses	4,221,134	5,113,916	7,392,313	8,402,898
Operating loss	(4,221,134)	(5,113,916)	(7,392,313)	(8,402,898)

Other income (expense)
Change in fair value of warrant liabilities	(161,714)	—	(9,396,636)	—
Grant income	153,685	—	501,529	27,057
Currency exchange gain (loss)	(47,487)	(72,594)	(74,675)	(127,943)
Interest income	148	178	294	346
Interest expense	—	(4,482)	(114)	(14,188)
Total other income (expense)	(55,368)	(76,898)	(8,969,602)	(114,728)
Net loss attributable to common stockholders	$(4,276,502)	$(5,190,814)	$(16,361,915)	$(8,517,626)

Basic and diluted net loss per share (1)
Net loss attributable to common stockholders	$(4,276,502)	$(5,190,814)	$(16,361,915)	$(8,517,626)
Weighted-average common shares outstanding	833,654	7,631	504,252	6,598
Net loss per share	$(5.13)	$(680.23)	$(32.45)	$(1,290.94)

The accompanying notes are an integral part of these unaudited financial statements.

(1)	On May 15, 2025, the Company effected a reverse split of the Company's common stock, either issued and outstanding or held by the Company as treasury stock. The May 2025 Reverse Split was at a ratio of one share for every 28 shares previously held with no change in the par value per share. The May 2025 Reverse Split did not change the number of authorized shares of common stock. All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have been retroactively adjusted to reflect the Reverse Split.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares (1)	Amount	Capital	Deficit	(Deficit)
Six months ended June 30, 2025
Balance, December 31, 2024	36,753	$4	$61,183,178	$(63,201,916)	$(2,018,734)
Net loss	—	—	—	(12,085,413)	(12,085,413)
Issuances of common stock, net	796,930	80	8,854,717	—	8,854,797
Exercise of Series D warrants	—	—	15,384,319	—	15,384,319
Share-based compensation	—	—	157,729	—	157,729
Balance, March 31, 2025 (unaudited)	833,683	84	85,579,943	(75,287,329)	10,292,698
Net loss	—	—	—	(4,276,502)	(4,276,502)
Share-based compensation	—	—	131,510	—	131,510
Balance, June 30, 2025 (unaudited)	833,683	$84	$85,711,453	$(79,563,831)	$6,147,706

Six months ended June 30, 2024
Balance, December 31, 2023	679	$—	$48,057,158	$(46,416,344)	$1,640,814
Net loss	—	—	—	(3,326,812)	(3,326,812)
Issuances of common stock, net	5,607	1	6,087,140	—	6,087,141
Share-based compensation	—	—	183,152	—	183,152
Balance, March 31, 2024 (unaudited)	6,286	1	54,327,450	(49,743,156)	4,584,295
Net loss	—	—	—	(5,190,814)	(5,190,814)
Issuances of common stock, net	1,577	—	785,198	—	785,198
Share-based compensation	—	—	1,143,595	—	1,143,595
Balance, June 30, 2024 (unaudited)	7,863	$1	$56,256,243	$(54,933,970)	$1,322,274

The accompanying notes are an integral part of these unaudited financial statements.

(1)	On May 15, 2025, the Company effected a reverse split of the Company's common stock, either issued and outstanding or held by the Company as treasury stock. The May 2025 Reverse Split was at a ratio of one share for every 28 shares previously held with no change in the par value per share. The May 2025 Reverse Split did not change the number of authorized shares of common stock. All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these financial statements have been retroactively adjusted to reflect the Reverse Split.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,361,915)	$(8,517,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,885	64,517
Amortization of right-of-use asset	37,731	219,964
Share-based compensation expense	289,239	1,326,747
Change in fair value of warrant liabilities	9,396,636	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	591,489	655,976
Accounts payable and accrued expenses	(1,143,146)	223,809
Deferred grant income	(25,408)	(27,057)
Grants receivable	(176,122)	—
Security deposit	111,856	—
Operating lease liability	(38,291)	(223,325)
Net cash used in operating activities	(7,291,046)	(6,276,995)
Cash flows from investing activities:
Purchase of equipment	—	(8,391)
Net cash used in investing activities	—	(8,391)
Cash flows from financing activities:
Net proceeds from sales of common stock	8,854,797	6,872,339
Net cash provided by financing activities	8,854,797	6,872,339
Net change in cash	1,563,751	586,953
Cash, beginning of period	5,811,064	2,767,598
Cash, end of period	$7,374,815	$3,354,551
Supplemental disclosure of cash flow
Cash paid during the period for:
Interest related to insurance premium payment plan	$—	$7,079
Supplemental disclosure of non-cash investing and financing activities:
Exercise of Series D warrants	$15,384,319	$—

The accompanying notes are an integral part of these unaudited financial statements.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2025

(Unaudited)

(1)   Nature of Business and Liquidity

TransCode Therapeutics, Inc. (the “Company” or “TransCode”) was incorporated on January 11, 2016, under the laws of the State of Delaware. TransCode is a biopharmaceutical company focused primarily on developing and commercializing innovative drugs for treating cancer. TransCode is a clinical-stage company. The Company’s lead therapeutic candidate, TTX-MC138, comprises an oligonucleotide conjugated to an iron oxide nanoparticle designed to be administered by infusion to inhibit the ability of metastatic tumor cells to survive. The goal of the therapy, if approved, is to achieve durable disease regression and long-term patient survival.

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

The Company plans to expand development of its lead therapeutic candidate and other candidates, and to explore strategic partnerships. Management believes that its cash at June 30, 2025, is sufficient to fund operations and capital requirements into the fourth quarter 2025, but does not believe that existing cash will be sufficient to fund requirements for a full 12 months from the date of issuance of these financial statements.

To support its planned operations, the Company will require additional capital; however, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. Through the date of these financial statements, the Company’s primary source of capital was from the sale of equity securities in its initial public offering (“IPO”) and subsequent financings, previous sales of convertible promissory notes and funds received under SBIR Awards beginning in April 2021. For the foreseeable future, the Company plans to fund its operations by continuing to raise additional capital, primarily through sales of equity or debt, and from funds that may be awarded under government and other grants.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2025

(Unaudited)

significant revenue from product candidates currently in development. The Company is unable to predict the extent of any future losses or when the Company will become profitable, if ever.

For the six months ended June 30, 2025, net cash used in operating activities was approximately $7.3 million and the Company’s net loss was approximately $16.4 million. As of June 30, 2025, the Company had an accumulated deficit of approximately $79.6 million and approximately $7.4 million in cash.

(2)   Summary of Significant Accounting Policies

(a)	Basis of Presentation

The interim financial statements included herein are unaudited. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, these financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company at June 30, 2025, its results of operations for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024, and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

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

June 30, 2025

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

The Company’s financial instruments at June 30, 2025, and December 31, 2024, included cash, grant receivable, prepaid expenses and other current assets, right-of-use asset, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability. Cash is reported at fair value. The recorded carrying amounts of grant receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability approximate their fair value due to their short-term or fixed arrangements nature.

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

June 30, 2025

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

June 30, 2025

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

(l)Reverse Stock Splits

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2025

(Unaudited)

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

On May 15, 2025, the Company effected a reverse split of the Company’s common stock, either issued and outstanding or held by the Company as treasury stock, (the “May 2025 Reverse Split”) previously approved by the Company’s Board of Directors (“Board”) and stockholders of the Company. The May 2025 Reverse Split was at a ratio of one share for every 28 shares previously held with no change in the par value per share. The May 2025 Reverse Split did not change the number of authorized shares of common stock.

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

(n)Leases

From time to time, the Company leases certain office and laboratory space. At inception, the Company determines if a contract or arrangement contains a lease. Leases are evaluated and classified as either operating or finance leases. A lease is classified as a finance lease if any of the following criteria are met: (i) ownership of the underlying asset transfers to the Company by the end of the lease term; (ii) the lease contains an option to purchase the underlying asset that the Company is reasonably expected to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of lease payments and any residual value guaranteed by the Company equals or exceeds substantially all of the fair value of the underlying asset; or (v) the underlying asset is of a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease that does not meet any of the criteria to be classified as a finance lease is classified as an operating lease. Operating leases are included on the balance sheets as right-of-use (“ROU”) assets, net; current portion of operating lease liabilities; and operating lease liabilities. ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. Where leases do not provide an implicit rate for use in determining the present value of future payments, the Company uses an incremental borrowing rate that represents the cost of borrowing on a collateralized basis for a period equal to the expected lease term. ROU assets also include any lease payments made and exclude any lease incentives and initial direct costs incurred. Lease terms may include periods under options to extend the lease or terminate the lease prior to expiration when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term, including rent abatement periods and rent holidays. While lease liabilities are not remeasured as a result of changes to these costs, changes are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. Finance leases are included on the balance sheets as property and

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2025

(Unaudited)

equipment, net; current maturities of long-term debt; and long-term debt. Finance lease costs are split between depreciation expense related to the asset and interest expense on the lease liability, using the effective rate charged by the lessor. The Company has elected to account for lease and non-lease components separately. Additionally, the Company has elected not to record short-term leases, those with expected terms of twelve months or less, on the balance sheets. Certain lease agreements include fixed escalations, while others include rental payments adjusted periodically for inflation.

(o)Warrant Accounting

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

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and their fair value at each balance sheet date thereafter. Changes in the estimated fair value of warrants classified as liabilities are recognized as a non-cash gain or loss on the statements of operations.

Warrants the Company issued upon financings in January and July 2024 and in March 2025 met the criteria for equity classification under ASC 815 and were classified as equity. Warrants the Company issued upon a financing that closed December 2, 2024, did not meet the criteria for equity classification under ASC 815 and were classified as liabilities.

(p)Recent Accounting Pronouncements

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2025

(Unaudited)

with early adoption permitted. The Company is currently evaluating the impact that this change will have on the Company’s disclosures.

(3)Fair Value Measurements

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

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of the dates of the Company’s balance sheets herein. The carrying amount of cash, grant receivable, prepaid expenses and other current assets, right-of-use asset, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability approximated their fair value due to their short-term or fixed arrangements nature. Warrant liabilities were recorded based on their assessed fair value.

The Company records warrant liability for warrants issued in the December 2, 2024, PIPE transaction at assessed fair value, a Level 3 measurement on the fair value hierarchy due to the significant unobservable inputs used in their valuation such as probability-weighted outcomes regarding shareholder approval and potential de-listing of the Company stock. The fair value of the warrant liability at December 31, 2024, was determined using a Monte Carlo simulation model within a risk-neutral framework. This widely accepted financial modeling approach is employed to value complex instruments, including warrants with strike price reset and anti-dilution provisions. The model simulates multiple potential future paths for the Company’s stock price, accounting for the reset provision by adjusting the strike price if the stock price falls below a specified level, but not lower than the specified Floor Price. Upon each reset of the strike price, the quantity of warrants was also adjusted based on the warrants’ anti-dilution provisions. For each simulated path, the warrant’s payoff is calculated using the final stock price and the potentially adjusted strike price and quantity, then discounted to present value. The fair value is estimated as the average of these discounted payoffs across all simulated paths. This method ensures the valuation reflects the impact of the strike price reset provision and anti-dilution provision on the warrants’ potential values.

The table below lists key assumptions used in the valuations of the warrant liability as of June 30, 2025, and December 31, 2024. The $554 thousand fair value of the Series C Warrants as of June 30, 2025, was an increase of $36 thousand from December 31, 2024, which increase was recorded as change in fair value of warrant liability. Fair value as of June 30, 2025, was determined using a Black-Scholes valuation model which the Company deemed appropriate as both the exercise price of the warrants and the number of shares issuable were known, no longer requiring use of a simulation model, such as the Monte Carlo valuation model, used to determine fair value at December 31, 2024.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2025

(Unaudited)

Assumptions	June 30, 2025	December 31, 2024
Risk-free rate	3.74%	4.33%
Volatility	115.00%	150.00%
Expiration date of Series C	November 29, 2029	November 29, 2029
Expiration date of Series D	N/A	May 29, 2027
Shareholder approval date	N/A	February 25, 2025
Potential de-listing date	N/A	N/A

The fair value of the warrant liability is as follows:

	PIPE Warrants	PIPE Warrants	Total Warrant
Level 3 Rollforward:	Series C	Series D	Liability
Balance, December 31, 2023	$—	$—	$—
Additions	501,961	5,100,746	5,602,707
Change in fair value	15,910	922,780	938,690
Balance, December 31, 2024	517,871	6,023,526	6,541,397
Additions	—	—	—
Change in fair value	35,843	9,360,793	9,396,636
Exercise of Series D warrants	—	(15,384,319)	(15,384,319)
Balance, June 30, 2025	$553,714	$—	$553,714

(4)Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2025	2024
Prepaid operating expenses	$34,368	$31,563
Contract manufacturers and research organizations	241,513	517,484
Insurance premiums	56,404	310,735
Prepaid FICA	358,499	422,492
	$690,784	$1,282,274

(5)Property and Equipment

Property and equipment, net, consisted of the following:

	June 30,	December 31,
	2025	2024
Laboratory and computer equipment	$362,387	$362,387
Less accumulated depreciation	(337,698)	(310,813)
Total property and equipment, net	$24,689	$51,574

Depreciation expense for the three months ended June 30, 2025 and 2024, was $13,443 and $32,354, respectively, and $26,885 and $64,517, respectively, for the six months ended June 30, 2025, and 2024.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2025

(Unaudited)

(6)Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2025	2024
Professional and general consulting fees	$211,689	$1,282,428
R&D-related – CMOs, CROs, supplies, equipment and consulting	1,107,158	1,148,917
General expenses	43,855	143,988
Insurance premiums	98	765
Payroll and benefits	187,322	131,342
Accrued license payments	14,868	697
	$1,564,990	$2,708,137

At June 30, 2025, and December 31, 2024, the Company’s outstanding payables to CROs or CMOs included above were $542,695 and $997,074 respectively.

See Note 8 for further information regarding accrued license payments.

(7)Grant Income

In September 2024, the Company received its second Award (the “2024 Award”) from the National Cancer Institute of the National Institutes of Health (the “NIH”). The 2024 Award is a Direct to Phase II SBIR Award to support IND-enabling and clinical trial activities in the Company’s clinical trial with its lead candidate, TTX-MC138, over two years. The total 2024 Award is for $1,999,972 of which $1,011,207 applies to the first year and $988,765 applies to the second year.

The Company recognized grant income of $153,685 and $0 for the three months ended June 30, 2025 and 2024, respectively, and $501,529 and $27,057, respectively, for the six months ended June 30, 2025, and 2024. The Company had deferred grant income of $0 at June 30, 2025, and $25,408 at December 31, 2024, respectively.

(8)	Commitments and Contingencies

(a)Operating Lease

In December 2022, the Company signed an agreement to sublease 4,837 square feet of laboratory and office space in Newton, Massachusetts, from another biopharmaceutical company. The Company considered this sublease an operating lease with estimated right-of-use assets and lease liabilities of $874,957 recorded upon lease commencement on February 1, 2023. The sublease had an initial term of 24 months, and the Company had the option to extend the sublease for an additional 12 months but did not elect to exercise the option. Because the Company did not believe that the exercise of this option was probable, it did not include it in determination of the lease amounts. The base monthly rent was $37,285 during the first 12 months of the lease and $38,403 in the second 12 months. In addition, the Company was responsible for its share of operating expenses, real estate taxes, and utilities based on the actual costs of these items. Upon termination of this lease on January 31, 2025, the Company relocated its business operations to another location under a six-month agreement for $3,520 per month.

Rent expense for the three months ended June 30, 2025 and 2024, was $11,715 and $38,480, respectively, and $57,278 and $147,964, respectively, for the six months ended June 30, 2025 and 2024.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2025

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

As of June 30, 2025, and December 31, 2024, no milestone events had been achieved.

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

June 30, 2025

(Unaudited)

royalties and payment terms related to sublicense income received by the Company remain the same as in the original License.

Accrued License Obligations

At June 30, 2025, and December 31, 2024, the Company had accrued $14,868 and $697, respectively, in license payments under the foregoing arrangements included in accounts payable and accrued expenses.

(c)	Collaboration Agreement

On July 29, 2022, the Company signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, the Company anticipated making certain expenditures with respect to Phase I and Phase II clinical trials which it expected would be conducted in part through MD Anderson as a clinical trial site. MD Anderson was also to provide preclinical work under the collaboration. The details of clinical and preclinical work were to be mutually agreed by the parties prior to commencing work. The Company committed to fund up to $10 million over the term of the collaboration. Of this amount, the initial payment schedule called for $500,000 to be paid within the first year. Subsequent payments were scheduled to be $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. Payments to MD Anderson are initially recorded as Prepaid Expenses. As work under the collaboration is performed by MD Anderson, the Company records research and development costs in its statements of operations. The $250,000 first payment made by the Company to MD Anderson in January 2023 was recorded as a Prepaid Expense pending such time as payments under the collaboration became due. In late 2024, the Company and MD Anderson agreed to amend the collaboration agreement in favor of MD Anderson focusing solely on participation in the Company’s Phase 1/II clinical trial. This amendment relieves the Company from the obligation to make up to $10 million of collaboration payments. The Company is obligated to pay charges incurred by MD Anderson in connection with the clinical trial. Initial expenses of the clinical trial have been charged against the initial payment made to MD Anderson. For the six months ended June 30, 2025 and 2024, these charges were $138,439 and $0, respectively.

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

The Company may from time to time be subject to claims by others under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. At June 30, 2025, and December 31, 2024, the Company did not know of any claims or actions pending against it or threatened, the ultimate disposition of which could have a material adverse effect on its results of operations or financial condition except claims by an investment bank that it is entitled to fees, claims which the Company rigorously disputes.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2025

(Unaudited)

(f)	Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and executive officers that require the Company, among other things, to indemnify the parties against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any costs as a result of payments required by such indemnifications. The Company is not aware of any claims for indemnification that could have a material adverse effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements, as of June 30, 2025, or December 31, 2024.

(g)	Risks and Uncertainties

As geopolitical events such as wars in the Ukraine and the Middle East and major health issues such as SARS-CoV-2, or the coronavirus, continues to evolve, the extent to which it affects the Company’s operations directly or through parties on whom the Company depends is highly uncertain and cannot be predicted with confidence. The outcomes resulting from these events could delay the Company’s plans, increase its operating expenses and have a material adverse effect on its financial position, results of operations or cash flows.

(9)	Stockholders’ Equity (Deficit)
(a)	Overview

The Company’s Certificate of Incorporation, originally filed on January 11, 2016, was amended on April 15, 2020, to increase the number of shares of common stock authorized and to authorize the issuance of preferred stock. The Company’s Certificate of Incorporation was further amended and restated on April 27, 2021, on May 22, 2023, to effect the May 2023 Reverse Split, on January 16, 2024, to effect the January 2024 Reverse Split, and on December 4, 2024, to effect the December 2024 Reverse Split, and on May 5, 2025, to effect the May 2025 Reverse Split. The total number of shares which the Company is authorized to issue is 300,000,000, each with a par value of $0.0001 per share. Of these shares, 290,000,000 shall be common stock and 10,000,000 shall be preferred stock. At June 30, 2025, and December 31, 2024, the Company had 833,683 and 36,753 shares of common stock issued and outstanding, respectively. The preferred stock is undesignated; no shares of preferred stock have been issued.

On January 22, 2024, the Company closed an offering under a Securities Purchase Agreement with purchasers named therein pursuant to which the Company sold approximately 465 shares of common stock, approximately 5,968 pre-funded warrants (“PFWs”), and approximately 12,864 warrants to purchase common stock (the “January 2024 Warrants”), in a registered direct offering at a purchase price of $1,127.28 per share (or $1,118.04 per PFW) (the “January 2024 RDO”). The January 2024 Warrants became exercisable commencing on issuance and are exercisable for three and one-half years from the date of issuance at an exercise price of $1,127.28 per share. Net proceeds from the January 2024 RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $6.1 million. The PFWs sold in the January 2024 RDO were exercisable at an exercise price of $9.24 per share. All PFWs sold in the January 2024 RDO were exercised prior to April 30, 2024. In connection with the January 2024 RDO, the Company also issued the placement agent warrants to purchase up to approximately 386 shares of common stock (the “January 2024 Placement Agent Warrants”). The January 2024 Placement Agent Warrants became exercisable on issuance, expire three and one-half years following the date of sale and have an exercise price per share of $1,409.10. See Note 10.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2025

(Unaudited)

On July 22, 2024, the Company entered into a Placement Agency Agreement with ThinkEquity LLC pursuant to which the Company issued and sold approximately 10,823 shares of common stock in a best efforts public offering at a purchase price of $277.20 per share (the “July 2024 Offering”). Net proceeds from the July 2024 Offering, after deducting discounts, commissions and fees paid to the placement agent and other offering expenses, were approximately $2.4 million. In connection with the July 2024 Offering, the Company also issued warrants to the placement agent to purchase up to approximately 542 shares of common stock (the “July Placement Agent Warrants”). The July Placement Agent Warrants become exercisable January 18, 2025, expire July 22, 2029, and have an exercise price of $346.50 per share. See Note 10.

On December 2, 2024, the Company closed an offering under a Securities Purchase Agreement with purchasers named therein pursuant to which the Company sold 6,180 shares of common stock, 16,786 pre-funded warrants (“PFWs”), together with 22,966 Series C Warrants to purchase common stock (the “Series C Warrants”), and 22,966 Series D Warrants to purchase common stock (the “Series D Warrants”) in a private offering at a purchase price of $348.35 per share (or $348.25 per PFW) (the “2024 PIPE”). The Series C and Series D Warrants became exercisable commencing on shareholder approval which occurred February 25, 2025. The Series C Warrants are exercisable for five years from shareholder approval; the Series D Warrants are exercisable for two and one-half years from such approval. The initial exercise price for the Series C and Series D Warrants was $438.90 per share, subject to adjustments and resets. In addition, the Series D Warrants included an alternative cashless exchange provision whereby the holder could exchange each Series D Warrant for three shares of Common Stock. Net proceeds from the 2024 PIPE, after deducting fees payable to the placement agent and other offering expenses, were approximately $7.2 million. The PFWs sold in the 2024 PIPE were exercisable at an exercise price of $0.0924 per share. All PFWs sold in the 2024 PIPE were exercised prior to March 31, 2025. See Note 10. The Company accounts for the Series C and D Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Series C and D Warrants do not meet the criteria for equity treatment thereunder, they must be recorded as a liability.

On March 23, 2025, the Company entered into a Placement Agency Agreement with ThinkEquity LLC pursuant to which the Company issued and sold 366,072 shares of common stock and warrants (the “March 2025 Offering Warrants”) to purchase 366,072 shares of common stock at an exercise price of $24.08 per share in a best efforts public offering at a purchase price of $27.44 per share and accompanying warrant (the “March 2025 Offering”). Net proceeds from the March 2025 Offering, after deducting discounts, commissions and fees paid to the placement agent and other offering expenses, were approximately $8.9 million. In connection with the March 2025 Offering, the Company also issued warrants to the placement agent to purchase up to 18,304 shares of common stock (the “March 2025 Placement Agent Warrants”). The March 2025 Placement Agent Warrants became exercisable on issuance, expire March 24, 2030, and have an exercise price of $29.96 per share. See Note 10.

(b)Common Stock

i.	Dividends

Subject to the rights of holders of any preferred stock, holders of common stock are entitled to receive dividends as may be declared from time to time by the Board. No cash dividends were declared or paid during the six months ended June 30, 2025, nor at any other time through the date of these financial statements.

ii.	Liquidation

Subject to the rights of holders of any preferred stock as to liquidation, upon the liquidation, dissolution or winding up of the Company, the remaining assets of the Company will be distributed to holders of common stock.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2025

(Unaudited)

iii.	Voting

Holders of common stock are entitled to one vote for each share of common stock held but shall not be entitled to vote on any amendment to the Certificate of Incorporation that relates solely to the terms of any series of preferred stock. There is no cumulative voting.

(10)Warrants

Except as noted otherwise, all the warrants described below were outstanding as of June 30, 2025, and are accounted for as a component of stockholders’ equity. All PFWs issued in the Company’s financings were exercised on or before January 10, 2025.

In connection with the IPO, the Company granted the underwriter warrants (the “IPO Underwriter Warrants”) to purchase up to approximately one share of Company common stock at an exercise price of $3,696,000.00 per share. The IPO Underwriter Warrants have a five-year term and were not exercisable prior to January 9, 2022.

In connection with the February 16, 2023 registered direct offering, the Company issued the February Placement Agent Warrants to purchase up to approximately one share of common stock. The February Placement Agent Warrants became exercisable commencing August 17, 2023, expire February 16, 2028, and have an exercise price per share of $486,948.00 per share.

In connection with an agreement the Company entered into with a consultant in February 2023, the Company agreed to issue warrants (the “Consultant Warrants”) to purchase up to approximately one share of common stock at $369,600.00 per share. The Consultant Warrants became exercisable any time after August 23, 2023, until February 23, 2028.

In connection with the June 6, 2023 registered direct offering (the “June RDO”), the Company issued approximately 55 Series A-1 Warrants and approximately 55 Series A-2 Warrants, which became exercisable commencing June 9, 2023. The Series A-1 and Series A-2 Warrants expire three years following the date of sale and have an exercise price of $348.35 per share. The Company also issued warrants to the June RDO placement agent to purchase up to approximately 4 shares of common stock. The June RDO Placement Agent Warrants became exercisable commencing June 9, 2023, expire three years after issuance, and have an exercise price per share of $161,700.00 per share.

In connection with the September Offering, the Company issued warrants to the underwriter to purchase up to approximately 23 shares of common stock. One additional warrant was issued to the underwriter in October 2023 in connection with the underwriter’s partial exercise of the overallotment option. The September Offering Underwriter Warrants became exercisable commencing 180 days after issuance, expire five years following the date of sale and have an exercise price per share of $23,562.

In connection with the December 4, 2023 registered direct offering, the Company issued the December Placement Agent Warrants to purchase up to approximately 9 shares of common stock. The December Placement Agent Warrants became exercisable on issuance, expire five years following the date of issuance, and have an exercise price per share of $11,180.40.

In connection with the January 2024 RDO, the Company issued the January 2024 Warrants to purchase up to approximately 12,864 Warrants to purchase common stock at a purchase price of $1,127.28 per share. The January 2024 Warrants became exercisable commencing on issuance and are exercisable for three and one-half years from the date of issuance at an exercise price of $1,127.28 per share. All PFWs sold in the January 2024 RDO were exercised prior to April 30, 2024. In connection with the January 2024 RDO, the Company also issued the placement agent the January 2024 Placement Agent Warrants to purchase up to approximately 386 shares of common stock. The January 2024

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2025

(Unaudited)

Placement Agent Warrants became exercisable on issuance, expire three and one-half years following the date of sale and have an exercise price per share of $1,409.10.

In connection with the July 2024 Offering, the Company issued to the placement agent the July Placement Agent Warrants to purchase up to approximately 542 shares of common stock. The July Placement Agent Warrants became exercisable January 18, 2025, expire July 22, 2029, and have an exercise price of $346.50 per share.

In connection with the 2024 PIPE, the Company issued 22,966 Series C Warrants and 22,966 Series D Warrants. The Series C and Series D Warrants became exercisable commencing on shareholder approval which occurred February 25, 2025. The Series C Warrants are exercisable for five years from shareholder approval; the Series D Warrants are exercisable for two and one-half years from such approval. The initial exercise price for the Series C and Series D Warrants was $438.90 per share, subject to adjustments and resets. In addition, the Series D Warrants included an alternative cashless exchange provision whereby the holder could exchange each Series D Warrant for three shares of Common Stock. The Series C Warrants and the Series D Warrants are accounted for as liabilities.

In connection with the March 2025 Offering, the Company issued the March 2025 Offering Warrants to purchase up to 366,072 shares of common stock at an exercise price of $24.08 per share. The March 2025 Offering Warrants became exercisable commencing on issuance and are exercisable for five years from the date of issuance. In connection with the March 2025 Offering, the Company also issued the placement agent the March 2025 Placement Agent Warrants to purchase up to 18,304 shares of common stock. The March 2025 Placement Agent Warrants became exercisable on issuance, expire five years following the date of sale and have an exercise price of $29.96 per share.

The following table summarizes the Company’s outstanding warrants at June 30, 2025:

	Number	Exercise Price
Description	of Shares	Per Share
IPO Underwriter Warrants	1	$3,696,000
February 2023 Placement Agent Warrants	1	486,948
February 2023 Consultant Warrants	1	369,600
June 2023 Series A-1 warrants	55	348.35
June 2023 Series A-2 warrants	55	348.35
June 2023 Placement Agent Warrants	4	161,700.00
September 2023 Underwriter Warrants	23	23,562.00
October 2023 Underwriter Overallotment Warrants	1	23,562.00
December 2023 Placement Agent Warrants	9	11,180.40
January 2024 Warrants	6,745	1,127.28
January 2024 Warrants	5,422	438.90
January 2024 Placement Agent Warrants	386	1,409.10
July 2024 Placement Agent Warrants	542	346.50
December 2024 Series C Warrants	144,678	69.67
March 2025 Offering Warrants	366,072	24.08
March 2025 Placement Agent Warrants	18,304	29.96

Approximately 697 of the January 2024 Warrants were exercised in the first half of 2024. In December 2024, the Company modified the exercise price applicable to certain Series A-1 and Series A-2 Warrants to $348.35, and the January 2024 Warrants to $438.90 per share. In connection with the modification, the Company recorded a deemed dividend in the aggregate of $30,601. During the six months ended June 30, 2025, all Series D warrants were exercised representing 425,895 shares after reset adjustments.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2025

(Unaudited)

(11) Share-Based Compensation

In April 2020, the Board approved the TransCode Therapeutics, Inc. 2020 Stock Option and Incentive Plan (the “2020 Plan”) providing for the issuance of options or other awards to purchase up to approximately 5 shares of the Company’s common stock. The Board determined not to make any further awards under the 2020 Plan following the closing of the IPO. In March 2021, the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”) was approved by the Company’s Board and stockholders and became effective upon the effectiveness of the IPO. The 2021 Plan initially provided for the issuance of options or other awards to purchase up to approximately 7 shares of the Company’s common stock. The number of options or other awards available under the 2021 Plan increased approximately 1 shares in January 2022, approximately 1 shares in January 2023, approximately 34 shares in January 2024, approximately 3,247 shares in June 2024, and approximately 1,838 shares in January 2025.

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

Of options awarded under the 2021 Plan, approximately 2,029 were outstanding at June 30, 2025.

At June 30, 2025, there were approximately 10 options outstanding under the 2020 Plan that were vested and exercisable and approximately 2,015 options outstanding under the 2021 Plan that were vested and exercisable. Information about options to purchase common stock of the Company under both Plans is as follows:

		Weighted
		average	Weighted
		exercise	average
	Number of	price	contractual
	shares	per share	term (years)
Outstanding at December 31, 2023	85	$387,691.92	3.7
Granted	2,100	1,108.80	9.2
Exercised	—	—	—
Forfeited	(83)	13,365.75	—
Outstanding at December 31, 2024	2,102	2,206.40	9.4
Granted	—	—	—
Exercised	—	—	—
Forfeited	(63)	79,207.64	—
Outstanding at June 30, 2025	2,039	$14,404.41	8.8

The intrinsic value of the outstanding options as of June 30, 2025, was $0.

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2025

(Unaudited)

Option Valuation

No options were granted in the six months ended June 30, 2025. The assumptions that the Company used to determine the grant-date fair value of options granted in the year ended December 31, 2024, were as follows:

Year Ended
December 31, 2024
Risk-free interest rate	4.44%
Expected term (in years)	6.0
Expected volatility	128.8%
Expected dividend yield	—
Fair value per share of underlying stock	$29.68 - $30.24

The weighted average grant date fair value per share of the options granted in the year ended December 31, 2024, was $1,108.77.

The Company recorded share-based compensation expense of $131,510 and $289,239 during the three and six months ended June 30, 2025, respectively, and $1,143,595 and $1,326,747 during the three and six months ended June 30, 2024, respectively, all of which related to stock options. The remaining share-based compensation expense to be recognized in the future is $283,614 over approximately 0.6 years.

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

(13) Net Loss per Share

The Company reported net losses for the three and six months ended June 30, 2025 and 2024. Reported basic and diluted net loss per share attributable to common stockholders are the same for each period because shares issuable in connection with Contingent Securities have been excluded from the computation of diluted weighted-average shares outstanding. The effect of their inclusion would have been antidilutive. In accordance with ASC 260-10-45-13, a pre-funded, or penny, warrant is an instrument that requires the holder to pay little or no consideration to receive the shares upon exercise of the warrant. Since the shares underlying the PFWs are issuable for little or no consideration, the Company considered them outstanding in the context of basic earnings per share.

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic and diluted net loss per share
Net loss attributable to common stockholders	$(4,276,502)	$(5,190,814)	$(16,361,915)	$(8,517,626)
Weighted-average common shares outstanding	833,654	7,631	504,252	6,598
Net loss per share	$(5.13)	$(680.23)	$(32.45)	$(1,290.94)

TransCode Therapeutics, Inc.

Notes to Financial Statements

June 30, 2025

(Unaudited)

(14) Income Taxes

The Company’s income tax benefit (expense) was $0 for the six months ended June 30, 2025 and 2024. The Company has recorded a full valuation allowance against its net deferred tax assets at June 30, 2025, and December 31, 2024, because the Company has determined that it is more likely than not that these assets will not be fully realized due to historic net operating losses incurred. Accordingly, the benefit of the net operating loss that would have been recognized in the three and six months ended June 30, 2025 and 2024, was fully offset by changes in the valuation allowance.

At June 30, 2025, and December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

(15) Segment Reporting

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has a single reportable business unit segment, RNA drug development, and one reportable country segment, the United States of America, for the three and six months ended June 30, 2025 and 2024.

The Company adheres to the provisions of ASC 280, “Segment Reporting,” which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. In accordance with ASC 280, the Company’s chief operating decision maker (the “CODM”) has been identified as its Interim Chief Executive Officer and Chief Financial Officer. The Company’s CODM reviews the financial information presented for purposes of allocating resources and evaluating its financial performance for the entire Company. Accordingly, the Company has determined that it operates in a single reportable segment. All of the Company’s long-lived assets are located in the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the financial statements.

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

(16) Subsequent Events

For its financial statements as of June 30, 2025, the Company evaluated subsequent events through August 14, 2025, the date on which those financial statements were issued and determined that there were none for which recognition or disclosure is warranted.

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
(iv)	further informed clinical trial designs to potentially incorporate patient inclusion criteria in those designs.

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

In September 2024, the Company received its second NIH Award (the “2024 Award”) from the National Cancer Institute of the NIH. The 2024 Award is a Direct to Phase II SBIR Award to support IND-enabling and clinical trial activities in the Company’s clinical trial with its lead candidate, TTX-MC138, over two years. The total 2024 Award is for $1,999,972 of which $1,011,207 applies to the first year and $988,765 applies to the second year.

Recent Developments

Phase 1 Clinical Trial

On April 15, 2024, we announced that the FDA had completed its review of our IND application to conduct a Phase I/II clinical trial with our lead therapeutic candidate, TTX-MC138, and concluded that we may proceed with this clinical trial. The trial is a multicenter, open-label, dose-escalation and dose-expansion study in patients with advanced solid tumors. We commenced the trial in the third quarter 2024 at MD Anderson and three other clinical trial sites. The first stage of this trial, the Phase 1a, calls for administration of escalating therapeutic dose levels of our drug candidate in up to six cohorts of three patients or more per cohort. The first cohort received the lowest therapeutic dose level. In October 2024, the trial’s Safety Review Committee (the “SRC”), approved commencing dosing of patients in the second cohort. Patients in the second and third cohorts have received dosing that is approximately double the level received by patients in each prior cohort. After three patients in each cohort received their initial dose of our drug candidate, the SRC assessed the data and determined that there were no drug-related serious adverse effects or dose limiting toxicities. The SRC approved commencement of dosing in the fourth cohort at a dosage that is approximately fifty percent higher than that administered in the third cohort. The SRC also approved enrollment of additional patients in Cohort 3 to build upon the safety profile of TTX-MC138. Preliminary data indicate no significant safety or dose limiting toxicities reported in Cohorts 1, 2, 3, or 4 and PK and PD data from patients in Cohort 1 and Cohort 2 is consistent with preclinical results and results from our Phase 0 clinical trial. Key assessments in the clinical trial characterize the safety, pharmacokinetic, pharmacodynamic and anti-tumor activity of TTX-MC138 from which we estimated a maximum tolerated dose, or MTD, and ensuring the mechanism of action is on target. The trial also is exploring the effect of TTX-MC138 on biomarker expression, which may include miR-10b expression, and miR-10b downstream targets (RNA sequencing). Clinical assessments to further evaluate TTX-MC138 include clinical laboratory exams, CT scan assessments, and response assessments per RECIST criteria.

March 2025 Equity Financing

On March 23, 2025, we entered into a Placement Agency Agreement, or the March Agreement, with ThinkEquity LLC, or the Placement Agent, pursuant to which we agreed to issue and sell, directly to various investors, in a registered direct offering (the “March Offering”) an aggregate of approximately 366,072 shares, or the Shares of our common stock, or the Common Stock, and approximately 366,072 Common Warrants, or the Common Warrants, to purchase approximately 366,072 shares of Common Stock, at an aggregate offering price of $27.44 per share of Common Stock and accompanying Common Warrant. Additionally, as part of its compensation for acting as placement agent for the March Offering, the Company also agreed to issue to the Placement Agent warrants to purchase approximately 18,302 shares of Common Stock, or the Placement Agent Warrants, and together with the Shares and the Common Warrants, the Securities. We received gross proceeds of approximately $10 million in connection with the March Offering, before deducting placement agent fees and other offering expenses payable by us. The March Offering closed on March 25, 2025.

The Common Warrants are exercisable commencing March 25, 2025, expire on March 25, 2030, and have an exercise price equal to $24.08 per share. The Placement Agent Warrants are exercisable commencing March 25, 2025, expire on March 25, 2030, and have an exercise price equal to $29.96 per share.

Nasdaq Listing

On June 2, 2025, we received a letter from the Nasdaq Stock Market (“Nasdaq”) notifying us that we were deemed in compliance with Nasdaq Listing Rule 5550(a)(2), requiring that a company maintain a minimum closing bid price of $1.00 per share. As a result, and subject to our remaining in compliance with Nasdaq listing requirements, our stock will continue to be listed on the Nasdaq.

Further Restructuring

In an effort to continue to manage our costs, in connection with the January 31, 2025, termination of our sublease of laboratory and office space in Newton, Massachusetts, we (i) determined to conduct our R&D activities in conjunction with Michigan State University with which we are negotiating a sponsored research agreement, (ii) terminated an additional research scientist bringing our headcount to seven employees at June 30, 2025, and (iii) relocated our business activities to short-term office rental space in Woburn, Massachusetts. In connection with our R&D activities, we also terminated one consulting scientist that we had engaged.

Financial Operations Overview

From inception in January 2016 through approximately mid-2021, we devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting limited research and development activities, and preparing to manufacture drug substance and drug product for our clinical development program. Following our IPO, we expanded our R&D activities and company operations. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have limited experience with clinical trials, have not obtained any regulatory approvals to sell any products, have not manufactured a commercial-scale drug, or conducted sales and marketing activities. Through June 30, 2025, we received approximately $71.3 million of net proceeds, primarily from our IPO, other equity financings, our SBIR Awards and from borrowings between 2018 and 2020 under convertible promissory notes.

We have incurred significant operating losses since inception. Our net losses were approximately $16.4 million and $8.5 million for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, we had an accumulated deficit of approximately $79.6 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates for which there is no assurance of occurrence. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

At June 30, 2025, we had cash of approximately $7.4 million. We believe that these funds will be sufficient to support our operating expenses and capital expenditure requirements into the fourth quarter 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

We recognize external development costs based on an evaluation of the progress toward completion of specific tasks using information provided to us by our employees, consultants and service providers, including CROs and CMOs. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, the estimated level of service performed, and the associated costs incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. Nonrefundable advance payments that we make for goods or services to be received or performed in the future in research and development activities are recorded as prepaid expenses. Such amounts are subsequently expensed as the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

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

In late 2024, we and The University of Texas M. D. Anderson Cancer Center (“MD Anderson”) agreed to amend our five-year strategic collaboration agreement in favor of MD Anderson focusing solely on participation in our Phase I/II clinical trial. This amendment relieves us from the obligation to make up to $10 million of collaboration payments. We are obligated to pay charges incurred by MD Anderson in connection with the clinical trial. In January 2023, the Company made an initial payment of $250,000 to MD Anderson recorded as a Prepaid Expense pending such time as payments under the collaboration became due. Initial expenses of the clinical trial will be charged against the initial payment made to MD Anderson and for the six months ended June 30, 2025 and 2024, were $138,439 and $0, respectively.

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

Other income (expense)

Interest expense

Interest expense previously consisted primarily of accrued interest on convertible promissory notes and other charges related to the notes. Since the notes converted into shares of common stock concurrent with our IPO, we no longer incur interest expense on these notes. Under our payment program for directors and officers liability insurance, we incur certain financing charges, and we incurred imputed interest expense in connection with our right-of-use asset.

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

Results of operations

The following table summarizes the approximate amounts of our results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(in thousands)
Operating Expenses
Research and development	$2,566	$3,081	$(515)	$4,786	$4,841	$(55)
General and administrative	1,655	2,032	(377)	2,607	3,562	(955)
Total operating expenses	4,221	5,113	(892)	7,393	8,403	(1,010)
Operating loss	(4,221)	(5,113)	892	(7,393)	(8,403)	1,010
Other income (expense)
Change in fair value of warrant liability	(162)	—	(162)	(9,397)	—	(9,397)
Grant income	154	—	154	502	27	475
Currency exchange gain (loss)	(47)	(73)	26	(75)	(128)	53
Interest income	—	—	—	—	—	—
Interest expense	—	(4)	4	—	(14)	14
Total other income (expense)	(55)	(77)	22	(8,970)	(115)	(8,855)
Net loss	(4,276)	(5,190)	914	(16,362)	(8,518)	(7,844)
Net loss attributable to common stockholders	$(4,276)	$(5,190)	$914	$(16,362)	$(8,518)	$(7,844)

Comparison of the three and six months ended June 30, 2025 and 2024

Research and development expenses

Research and development, or R&D, expenses decreased $515 and $55 thousand, respectively, in the three and six months ended June 30, 2025, compared to the same periods in 2024. The decreases reflects primarily reductions in compensation and benefits resulting from restructuring actions and reduced material costs related to research activities offset in part by the increases in clinical trial spending.

General and administrative expenses

General and administrative expenses decreased $377 and $955 thousand in the three and six months ended June 30, 2025, compared to the same periods in 2024. The decreases reflect primarily reductions in insurance expenses, legal fees, corporate franchise taxes, and other facility and operating-related costs.

Change in fair value of warrant liability

The expense from the change in fair value of warrant liability was $162 and $9,397 thousand in the three and six months ended June 30, 2025, resulting primarily from exercises of Series D warrants in the first quarter of 2025.

Grant income

Grant income increased $154 and $475 thousand in the three and six months ended June 30, 2025, compared to the same periods in 2024. Prior to September 2024, grant income was recognized under an NIH grant awarded in April 2021 to fund certain costs to advance our lead therapeutic candidate into clinical trials. The April 2021 award ended in March 2024. The Company was awarded a second NIH grant in September 2024. Grant income in the 2025 periods are related to the 2024 Award.

Interest expense

Interest expense was $0 in the three and six months ended June 30, 2025 compared to $4 and $14 thousand in the three and six months ended June 30, 2024.

Interest income

Interest income was $0 in the three and six months ended June 30, 2025 and 2024.

Currency exchange gain (loss)

Loss on currency exchange was $47 and $75 thousand in the three and months ended June 30, 2025, a decrease of $26 and $53 thousand, respectively, from the same period in 2024, reflecting changes in exchange rates on billings in Euros from certain vendors.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(7,291)	$(6,277)
Net cash used in investing activities	—	(8)
Net cash provided by financing activities	8,855	6,872
Net change in cash	$1,564	$587

Comparison of the six months ended June 30, 2025 and 2024

Operating activities

During the six months ended June 30, 2025, we used cash of $7,291 thousand in operating activities compared to $6,277 thousand used in the same period in 2024. Cash used in operating activities in 2025 primarily reflected our net loss of $16,362 thousand offset primarily by $9,070 thousand comprising a $9,397 thousand non-cash change in warrant liability and $289 thousand in non-cash charges for share-based compensation expense, an increase of $176 thousand in grant receivable, and reductions of $591 thousand in prepaid expenses and $1,143 thousand in accounts payable and accrued expenses.

Changes in accounts payable and accrued expenses were generally due to the amounts and timing of vendor invoicing and payments.

Investing activities

During the six months ended June 30, 2025, we used cash of $0 in investing activities, compared to $8 thousand used in the six months ended June 30, 2024, primarily for purchases of laboratory and computer equipment.

Financing activities

During the six months ended June 30, 2025, we obtained cash of $8,855 thousand (net) from the sale of equity securities. During the same period in 2024, we obtained cash of $6,872 thousand (net) from the sale of equity securities.

Liquidity and capital resources

Sources of liquidity

Since inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if ever. We have funded our operations to date primarily with proceeds from borrowings under convertible promissory notes, funds from our IPO and other equity financings, and our SBIR Awards. Through June 30, 2025, we had received net cash proceeds of approximately $71.3 million from these sources.

At June 30, 2025, we had cash of approximately $7.4 million.

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

We believe that our cash of approximately $7.4 million at June 30, 2025, will be sufficient to fund our operating expense and capital expenditure requirements into the fourth quarter 2025. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we expect. We do not believe that our existing cash will be sufficient to fund our planned operating and capital expenditures for at least the next 12 months from the date of our financial statements included elsewhere herein. Changed circumstances may also result in the depletion of our capital resources more rapidly than we currently anticipate. These factors raise substantial doubt about our ability to continue as a going concern. We anticipate that we will require additional capital for additional research, development, and clinical trials, as we seek regulatory approval of our product candidates, for operations, and for licenses or acquisitions of other product candidates we may choose to pursue. If we receive regulatory approval for TTX-MC138 or other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, all of which will vary depending on where and how we choose to commercialize approved product candidates.

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

Contractual obligations and commitments

At June 30, 2025, we had no future minimum lease payments under non-cancelable operating lease commitments. From time to time, we enter into contracts in the normal course of business with CROs, collaborators, CMOs and other third-parties for the manufacture of our product candidates, to support clinical trials and preclinical research studies and testing, and for other purposes. Any payments due upon completion or cancellation of these contracts generally consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation although some agreements provide for termination fees or payments for the balance of the term of the agreement.

Collaboration obligations

On July 29, 2022, we signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, we anticipated making certain expenditures with respect to Phase I and Phase II clinical trials in part through MD Anderson as a clinical site. MD Anderson was also expected to provide preclinical work under the collaboration. The details of clinical and preclinical work were to be mutually agreed by the parties prior to commencing work. We had agreed to fund up to $10 million over the term of the collaboration. In January 2023, we made an initial payment of $250,000 to MD Anderson recorded as a Prepaid Expense pending such time as payments under the collaboration became due. As a result of changes at MD Anderson and the Company, we and MD Anderson agreed to amend the collaboration to continue our clinical trial currently underway at MD Anderson. Initial expenses of the clinical trial will be charged against the initial payment made to MD Anderson and which for the six months ended June 30, 2025 and 2024, were $138,439 and $0, respectively.

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

While our significant accounting policies are described in more detail in Note 2 to our financial statements for the six months ended June 30, 2025, elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors exceed the level of services provided at a particular time, resulting in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.

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

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and at their fair value on each balance sheet date thereafter. Changes in the estimated fair value of warrants classified as liabilities are recognized as a non-cash gain or loss on our statements of operations.

Warrants we issued upon our financings in January and July 2024 and in March 2025 meet the criteria for equity classification under ASC 815 and were classified as equity. Warrants we issued upon a financing that closed December 2, 2024, did not meet the criteria for equity classification under ASC 815 and were classified as liabilities. Warrants issued upon our financings in 2023 meet the criteria for equity classification under ASC 815 and were classified as equity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk related to changes in interest rates. At June 30, 2025, and December 31, 2024, our cash was held in checking and savings accounts at major U.S. banks. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our holdings, we do not believe that an immediate 10% change in interest rates would materially affect the fair market value of our investments or our financial position or results of operations.

At June 30, 2025, and December 31, 2024, we had no debt outstanding other than liabilities related to the right-of-use asset from our sublease in Newton, Massachusetts. We currently, therefore, are not subject to interest rate risk related to debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Euro, the currency for certain of our major purchases. For the three and six months ended June 30, 2025, we recognized a loss on foreign currency transactions of $47,487 and $74,675, respectively, recorded as a component of other income (expense) in our statements of operations. We do not believe that an immediate 5% change in the Euro exchange rate would have a material effect on our results of operations.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon such evaluation, and due to the material weakness described in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Quarterly Report on Form 10-Q, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures taken to date as described above, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, the Nasdaq Stock Market (“Nasdaq”) has notified us that we were not in compliance with certain listing requirements. As of the date of this Quarterly Report on Form 10-Q, we are in compliance with Nasdaq listing requirements. In the event of a delisting from the Nasdaq Capital Market, we may seek to have our stock traded in the over-the-counter inter-dealer quotation system, more commonly known as the OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the securities exchanges, such as the Nasdaq Capital Market, or, together, Exchange-listed stocks. Many OTC stocks trade less frequently and in smaller volumes than Exchange-listed stocks. Accordingly, our stock would be less liquid than it would be otherwise. Also, the prices of OTC stocks are often more volatile than Exchange-listed stocks. Additionally, institutional investors are usually prohibited from investing in OTC stocks, and it might be more challenging to raise capital.

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

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of June 30, 2025, we had cash of approximately $7.4 million. We do not believe that this cash will enable us to fund our operating expenses and capital requirements beyond some time in the fourth quarter 2025. We will need to raise additional capital to continue as a going concern. The failure to obtain sufficient additional funds on commercially acceptable terms or at all to fund our operations and satisfy our obligations to creditors may have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations in the near-term. We will likely need to consider additional cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating our development programs, and we may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such restructuring activities, holders of our common stock and other securities will likely suffer a total loss of their investment.

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

Legislation or other changes in U.S. tax law may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act ("H.R.1") was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Internal Revenue Code of 1986, as amended (the “IRC”), in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. H.R.1 provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, H.R.1 provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.

It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Unregistered Sales of Equity Securities

None.

(b)Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

(c)Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2025, the Company intends to hold its 2025 annual meeting of stockholders (the “2025 Annual Meeting”) on August 29, 2025. The Company has set the close of business on July 11, 2025, as the record date for the determination of stockholders who are entitled to notice of, and to vote at, the 2025 Annual Meeting and any adjournments thereof.

 The Company’s 2024 annual meeting of stockholders (the “2024 Annual Meeting”) was held on June 13, 2024. As the date of the 2025 Annual Meeting will have been changed by more than 30 days from the one-year anniversary of the 2024 Annual Meeting, the Company is informing stockholders of this change in accordance with Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is informing stockholders of the new dates described below for submitting stockholder proposals and other matters.

 Pursuant to Rule 14a-8 of the Exchange Act, a stockholder intending to present a proposal to be included in the proxy statement for the 2025 Annual Meeting must deliver the proposal in writing to the Company’s Secretary at its corporate office for which the address is 6 Liberty Square, #2382, Boston, MA 02109, no later than a reasonable time before the Company begins to print and mail the proxy materials for the 2025 Annual Meeting. To be considered for inclusion in this year’s proxy materials for the 2025 Annual Meeting, shareholder proposals must have been submitted in writing on or before the close of business on June 23, 2025, which the Company believes to be a reasonable deadline under the applicable rules of the Exchange Act. In addition to complying with such deadline, stockholder proposals intended to be considered for inclusion in the Company’s proxy materials for the 2025 Annual Meeting must also comply with Delaware law as well as all applicable rules and regulations promulgated by the U.S. Securities and Exchange Commission (the “SEC”) under the Exchange Act. Any director nominations and stockholder proposals received after such deadline will be considered untimely, will not be considered for inclusion in the proxy materials for the 2025 Annual Meeting, nor will they be considered at the 2025 Annual Meeting.

 In addition, any stockholder who wishes to make a nomination or introduce an item of business at the 2025 Annual Meeting, other than pursuant to Rule 14a-8 under the Exchange Act, must have delivered proper notice in writing to the Company’s Corporate Secretary at our corporate address at 6 Liberty Square, #2382, Boston, MA 02109, not later than the close of business on June 23, 2025.

 In addition, to comply with the SEC’s universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than the Company’s nominees must have provided notice in writing to the Company’s Corporate Secretary at our corporate address at 6 Liberty Square, #2382, Boston, MA 02109, setting forth the information required by Rule 14a-19 under the Exchange Act no later than the close of business on June 23, 2025.

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

August
TRANSCODE THERAPEUTICS, INC.

Date: August 14, 2025	/s/ Thomas A. Fitzgerald
Thomas A. Fitzgerald
Interim Chief Executive Officer; Chief Financial Officer
(Principal Executive Officer, and Principal Financial and Accounting Officer)