Form 10-Q
period 2025-09-30
Transcode Therapeutics, Inc.
filed 2025-11-14
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________

FORM 10-Q

____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

At November 10, 2025, the registrant had 916,968 shares of Common Stock, $0.0001 par value per share, outstanding.

TRANSCODE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of these terms, or other comparable terminology, or variations. These forward-looking statements include, but are not limited to, statements about:

➢	our cash position, our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources, our need for additional financing and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
➢	a potential delisting of our common stock from trading on the Nasdaq Capital Market;
➢	our ability to continue as a going concern;
➢	the results and timing of our preclinical and clinical trial activities, including but not limited to our ability to timely enroll a sufficient number of patients to advance our clinical trials;
➢	adverse global conditions, including economic uncertainty and tariffs;
➢	our ability to expand our therapeutic candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
➢	the therapeutic benefits, effectiveness and safety of our therapeutic candidates;
➢	our ability to receive regulatory approval for our therapeutic candidates in the United States, Europe and other geographies;
➢	the expected regulatory approval pathway for our therapeutic candidates;
➢	potential changes in regulatory requirements and policies, and delays or negative outcomes from the regulatory approval process, including the effects of government shutdowns;
➢	our ability to maintain adequate quality processes and oversight of vendors;
➢	our ability to secure raw materials to support continued drug substance and drug product manufacturing;
➢	our reliance on third-parties for the planning, conduct, management and monitoring of clinical trials, for the manufacture of clinical drug supplies and drug product meeting our specifications, and for other requirements;
➢	our estimates of the size and characteristics of the markets that may be addressed by our therapeutic candidates;
➢	market acceptance of our therapeutic candidates that are approved for marketing in the United States or other countries;
➢	our ability to successfully commercialize our therapeutic candidates, if approved for marketing;
➢	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our therapeutic candidates have been developed to treat;
➢	our ability to utilize our proprietary technological approach to develop and commercialize our therapeutic candidates;
➢	our heavy dependence on intellectual property, including our ability to source and maintain licenses from third-party owners or to develop intellectual property that we own;
➢	our ability to protect our own or in-licensed intellectual property and operate our business without infringing the intellectual property rights of others;
➢	our ability to attract, retain and motivate key personnel;
➢	our ability to generate revenue and become profitable;
➢	other risks and uncertainties, including those listed under the caption “Risk Factors” in our Annual Report on Form 10-K and in our other regulatory filings;

➢	the outcome of our Phase 1a clinical trial, which commenced in the third quarter of 2024 and for which analysis of results is ongoing, and our ability to complete this trial;
➢	the impact of natural disasters, global pandemics (including further outbreaks of existing strains of COVID-19 or new variants of the virus), armed conflicts and wars, labor disputes, lack of raw materials or other supplies, issues with facilities and equipment, or other forms of disruption to business operations at our manufacturing or laboratory facilities or those of our vendors;
➢	the impact of macroeconomic and geopolitical developments on our business, including rising inflation and capital market disruptions, changes in U.S. governmental agencies, legislative action, new or increased international tariffs and retaliatory tariffs, trade protection measures, economic sanctions and economic slowdowns or recessions that may result from such developments which could harm our research and development efforts as well as the value of our common stock and our ability to access capital markets; and
➢	potential collaborations to license and commercialize any therapeutic candidates prior to or after we receive regulatory approval, if any, in the future in or outside the United States.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCODE THERAPEUTICS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2025	2024
Assets	(Unaudited)
Current assets:
Cash	$2,835,916	$5,811,064
Grant receivable	198,296	—
Prepaid expenses and other current assets	1,716,836	1,282,274
Total current assets	4,751,048	7,093,338
Property and equipment, net of depreciation	19,908	51,574
Right-of-use asset, net of amortization	—	37,731
Security deposit	—	111,856
Deferred offering costs	455,726	—
Total assets	$5,226,682	$7,294,499
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,967,828	$2,708,137
Deferred grant income	—	25,408
Short-term lease liability	—	38,291
Total current liabilities	2,967,828	2,771,836
Long-term liabilities:
Warrant liability - Series C	832,875	517,871
Warrant liability - Series D	—	6,023,526
Long-term liabilities	832,875	6,541,397
Total liabilities	3,800,703	9,313,233
Stockholders’ equity (deficit):
Preferred stock – $0.0001 par value; 10,000,000 shares authorized at September 30, 2025, and December 31, 2024; -0- shares issued or outstanding at September 30, 2025, and December 31, 2024	—	—
Common stock – $0.0001 par value, 290,000,000 shares authorized at September 30, 2025, and December 31, 2024; 833,683 and 36,753 shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively	84	4
Additional paid-in capital	85,845,777	61,183,178
Accumulated deficit	(84,419,882)	(63,201,916)
Total stockholders’ equity (deficit)	1,425,979	(2,018,734)
Total liabilities and stockholders’ equity (deficit)	$5,226,682	$7,294,499

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$3,161,064	$1,227,386	$7,946,573	$6,067,983
General and administrative	1,400,136	938,026	4,006,941	4,500,326
Total operating expenses	4,561,200	2,165,412	11,953,514	10,568,309
Operating loss	(4,561,200)	(2,165,412)	(11,953,514)	(10,568,309)

Other income (expense)
Change in fair value of warrant liabilities	(279,161)	—	(9,675,797)	—
Grant income	22,174	11,953	523,704	39,010
Currency exchange gain (loss)	(32,051)	(157,315)	(106,726)	(285,258)
Interest income	147	179	441	525
Interest expense	(5,960)	(10,792)	(6,074)	(24,981)
Total other income (expense)	(294,851)	(155,975)	(9,264,452)	(270,704)
Net loss attributable to common stockholders	$(4,856,051)	$(2,321,387)	$(21,217,966)	$(10,839,013)

Basic and diluted net loss per share
Net loss attributable to common stockholders	$(4,856,051)	$(2,321,387)	$(21,217,966)	$(10,839,013)
Weighted-average common shares outstanding	833,683	15,893	615,264	9,696
Net loss per share	$(5.82)	$(146.06)	$(34.49)	$(1,117.89)

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

					Total
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Nine months ended September 30, 2025
Balance, December 31, 2024	36,753	$4	$61,183,178	$(63,201,916)	$(2,018,734)
Net loss	—	—	—	(12,085,413)	(12,085,413)
Issuances of common stock, net	796,930	80	8,854,717	—	8,854,797
Exercise of Series D warrants	—	—	15,384,319	—	15,384,319
Share-based compensation	—	—	157,729	—	157,729
Balance, March 31, 2025 (unaudited)	833,683	84	85,579,943	(75,287,329)	10,292,698
Net loss	—	—	—	(4,276,502)	(4,276,502)
Share-based compensation	—	—	131,510	—	131,510
Balance, June 30, 2025 (unaudited)	833,683	84	85,711,453	(79,563,831)	6,147,706
Net loss	—	—	—	(4,856,051)	(4,856,051)
Share based compensation	—	—	134,324	—	134,324
Balance, September 30, 2025 (unaudited)	833,683	$84	$85,845,777	$(84,419,882)	$1,425,979

Nine months ended September 30, 2024
Balance, December 31, 2023	679	$—	$48,057,158	$(46,416,344)	$1,640,814
Net loss	—	—	—	(3,326,812)	(3,326,812)
Issuances of common stock, net	5,607	1	6,087,140	—	6,087,141
Share-based compensation	—	—	183,152	—	183,152
Balance, March 31, 2024 (unaudited)	6,286	1	54,327,450	(49,743,156)	4,584,295
Net loss	—	—	—	(5,190,814)	(5,190,814)
Issuances of common stock, net	1,577	—	785,198	—	785,198
Share-based compensation	—	—	1,143,595	—	1,143,595
Balance, June 30, 2024 (unaudited)	7,863	1	56,256,243	(54,933,970)	1,322,274
Net loss	—	—	—	(2,321,387)	(2,321,387)
Issuances of common stock, net	10,823	1	2,446,795	—	2,446,796
Share based compensation	—	—	204,482	—	204,482
Balance, September 30, 2024 (unaudited)	18,686	$2	$58,907,520	$(57,255,357)	$1,652,165

The accompanying notes are an integral part of these unaudited financial statements.

TRANSCODE THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,217,966)	$(10,839,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,666	80,548
Amortization of right-of-use asset	37,731	331,454
Share-based compensation expense	423,563	1,531,229
Change in fair value of warrant liabilities	9,675,797	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(434,562)	(36,927)
Accounts payable and accrued expenses	259,691	(919,800)
Deferred grant income	(25,408)	(27,057)
Grants receivable	(198,296)	(11,953)
Security deposit	111,856	—
Operating lease liability	(38,291)	(298,091)
Net cash used in operating activities	(11,374,219)	(10,189,610)
Cash flows from investing activities:
Purchase of equipment	—	(21,261)
Net cash used in investing activities	—	(21,261)
Cash flows from financing activities:
Net proceeds from sales of common stock	8,854,797	9,319,135
Payments of deferred offering costs	(455,726)	—
Net cash provided by financing activities	8,399,071	9,319,135
Net change in cash	(2,975,148)	(891,736)
Cash, beginning of period	5,811,064	2,767,598
Cash, end of period	$2,835,916	$1,875,862
Supplemental disclosure of cash flow
Cash paid during the period for:
Interest related to insurance premium payment plan	$5,960	$16,629
Supplemental disclosure of non-cash investing and financing activities:
Exercise of Series D warrants	$15,384,319	$—

The accompanying notes are an integral part of these unaudited financial statements.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

(1)   Nature of Business and Liquidity

TransCode Therapeutics, Inc. (the “Company” or “TransCode”) was incorporated on January 11, 2016, under the laws of the State of Delaware. TransCode is a biopharmaceutical company focused primarily on developing and commercializing innovative drugs for treating cancer. TransCode is a clinical-stage company. The Company’s lead therapeutic candidate, TTX-MC138, comprises an oligonucleotide conjugated to an iron oxide nanoparticle designed to be administered by infusion to inhibit the ability of metastatic tumor cells to survive. The goal of the therapy, if approved, is to achieve durable disease regression, progression-free survival and long-term patient survival.

On October 8, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with DEFJ, LLC, a Delaware limited liability company, (“DEFJ”) pursuant to which the Company acquired 100% of the issued and outstanding membership interests of ABCJ, LLC, a Delaware limited liability company, (“ABCJ”) (such transaction, the “Acquisition”). Prior to the Acquisition, ABCJ was a wholly owned subsidiary of DEFJ and an indirect wholly owned subsidiary of CK Life Sciences Int’l., (Holdings) Inc., a listed entity on the Main Board of the Hong Kong Stock Exchange. See Note 16.

ABCJ owns 100% of the issued and outstanding membership interests of Polynoma, LLC, a Delaware limited liability company, (“Polynoma”) headquartered in San Diego, California. Polynoma is an immuno-oncology focused biopharmaceutical company developing seviprotimut-L, a Phase 3-ready investigational polyvalent antigen vaccine intended to reduce the risk of recurrence of melanoma in patients in stage IIB and IIC who have limited options. Seviprotimut-L has been safely administered in clinical trials in more than 1,000 patients.

The Company intends to work on developing both TTX-MC138 and seviprotimut-L, with the initial focus on advancing TTX-MC138 in a planned Phase 2a clinical trial. The Company believes there is potential to augment seviprotimut-L's focus with TTX-MC138 by addressing micrometastases in stage IIB and IIC melanoma patients.

Concurrent with the Acquisition, the Company entered into an Investment Agreement (the “Investment Agreement”) with DEFJ. Pursuant to the Investment Agreement, DEFJ agreed to purchase, and the Company agreed to issue and sell in a private placement, an aggregate of 223.7337 shares of Series B Non-Voting Preferred Stock, par value $0.0001 per share, (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”) for a price per share of $111,740, for an aggregate purchase price of approximately $25 million. The aggregate purchase price consisted  of a cash subscription amount of $20 million paid on October 8, 2025, and a promissory note (the “Promissory Note”) in the aggregate principal amount of approximately $5 million (together, the “October 2025 Investment”). The Promissory Note has a principal amount of approximately $5 million and accrues interest at a rate of 4% per annum, calculated as simple interest on a 365-day year. The principal and accrued but unpaid interest are due and payable on January 1, 2026, and secured by 44.7467 shares of the Series B Preferred Stock issued to DEFJ. Each share of Series B Preferred Stock is convertible into 10,000 shares of Common Stock.

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

The Company plans to expand development of its lead therapeutic candidate and other candidates, and to explore strategic partnerships. Management believes that its cash at September 30, 2025, along with the net proceeds from the October 2025 Investment, is sufficient to fund operations and capital requirements into the fourth quarter 2026.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

To further support its planned operations, the Company will require additional capital; however, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. Through the date of these financial statements, the Company’s primary source of capital was from the sale of equity securities in its initial public offering (“IPO”) and subsequent financings, sales of convertible promissory notes prior to the IPO, and funds received under SBIR Awards beginning in April 2021. For the foreseeable future, the Company plans to fund its operations by continuing to raise additional capital, primarily through sales of equity or debt, and from funds that may be awarded under government and other grants.

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

For the nine months ended September 30, 2025, net cash used in operating activities was approximately $11.4 million and the Company’s net loss was approximately $21.2 million. As of September 30, 2025, the Company had an accumulated deficit of approximately $84.4 million and approximately $2.8 million in cash.

(2)   Summary of Significant Accounting Policies

(a)	Basis of Presentation

The interim financial statements included herein are unaudited. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, these financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the financial position of the Company at September 30, 2025, its results of operations for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. The interim results of operations are not necessarily indicative of the results to be expected for a full year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024, and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

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

The Company’s financial instruments as of the balance sheet dates included cash, grant receivable, prepaid expenses and other current assets, right-of-use asset, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability. Cash is reported at fair value. The recorded carrying amounts of grant receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability approximate their fair value due to their short-term or fixed arrangements nature.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

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

September 30, 2025

(Unaudited)

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

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

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures”, (“ASU 2023-09”) which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU 2023-09 is effective for the Company’s Annual Report on Form 10-K for the year ending December 31, 2025. Early adoption is permitted. The

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

Company is currently evaluating the impact of this ASU on its income tax disclosures within its financial statements and expects changes to its income tax disclosure.

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

(3)Fair Value Measurements

ASC 820, “Fair Value Measurements”, provides guidance on the development and disclosure of fair value measurements. The Company follows this guidance for fair value measurements, which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. The guidance requires that fair value measurements be classified and disclosed in one of the following three categories:

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

The Company records warrant liability for warrants issued in the December 2, 2024, financing transaction at assessed fair value, a Level 3 measurement on the fair value hierarchy due to the significant unobservable inputs used in their valuation such as probability-weighted outcomes regarding shareholder approval and potential de-listing of the Company stock. The fair value of the warrant liability at December 31, 2024, was determined using a Monte Carlo simulation model within a risk-neutral framework. This widely accepted financial modeling approach is employed to value complex instruments, including warrants with strike price reset and anti-dilution provisions. The model simulates multiple potential future paths for the Company’s stock price, accounting for the reset provision by adjusting the strike price if the stock price falls below a specified level, but not lower than the specified Floor Price. Upon each reset of the strike price, the quantity of warrants was also adjusted based on the warrants’ anti-dilution provisions. For each simulated path, the warrant’s payoff is calculated using the final stock price and the potentially adjusted strike price and quantity, then discounted to present value. The fair value is estimated as the average of these discounted payoffs across all simulated paths. This method ensures the valuation reflects the impact of the strike price reset provision and anti-dilution provision on the warrants’ potential values.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

The table below lists key assumptions used in the valuations of the warrant liability as of September 30, 2025, and December 31, 2024. The $833 thousand fair value of the Series C Warrants as of September 30, 2025, was an increase of $315 thousand from December 31, 2024, which increase was recorded as change in fair value of warrant liability. Fair value as of September 30, 2025, was determined using a Black-Scholes valuation model which the Company deemed appropriate as both the exercise price of the warrants and the number of shares issuable were known, no longer requiring use of a simulation model, such as the Monte Carlo valuation model, used to determine fair value at December 31, 2024.

Assumptions	September 30, 2025	December 31, 2024
Risk-free rate	3.68%	4.33%
Volatility	115.00%	150.00%
Expiration date of Series C	February 24, 2030	November 29, 2029
Expiration date of Series D	N/A	May 29, 2027
Shareholder approval date	N/A	February 25, 2025
Potential de-listing date	N/A	N/A

The fair value of the warrant liability is as follows:

	Warrants	Warrants	Total Warrant
Level 3 Rollforward:	Series C	Series D	Liability
Balance, December 31, 2023	$—	$—	$—
Additions	501,961	5,100,746	5,602,707
Change in fair value	15,910	922,780	938,690
Balance, December 31, 2024	517,871	6,023,526	6,541,397
Additions	—	—	—
Change in fair value	315,004	9,360,793	9,675,797
Exercise of Series D warrants	—	(15,384,319)	(15,384,319)
Balance, September 30, 2025	$832,875	$—	$832,875

(4)Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2025	2024
Prepaid operating expenses	$18,149	$31,563
Contract manufacturers and research organizations	882,137	517,484
Insurance premiums	458,051	310,735
Prepaid FICA	358,499	422,492
	$1,716,836	$1,282,274

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

(5)Property and Equipment

Property and equipment, net, consisted of the following:

	September 30,	December 31,
	2025	2024
Laboratory and computer equipment	$362,387	$362,387
Less accumulated depreciation	(342,479)	(310,813)
Total property and equipment, net	$19,908	$51,574

Depreciation expense for the three months ended September 30, 2025 and 2024, was $4,781 and $16,031, respectively, and $31,666 and $80,548, respectively, for the nine months ended September 30, 2025 and 2024.

(6)Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2025	2024
Professional and general consulting fees	$735,248	$1,282,428
R&D-related – CMOs, CROs, supplies, equipment and consulting	1,735,281	1,148,917
General expenses	60,493	143,988
Insurance premiums	145,036	765
Payroll and benefits	216,770	131,342
Accrued license payments	75,000	697
	$2,967,828	$2,708,137

At September 30, 2025, and December 31, 2024, the Company’s outstanding payables to CROs or CMOs included above were $1,153,186 and $997,074, respectively.

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

The Company recognized grant income of $22,174 and $11,953 for the three months ended September 30, 2025 and 2024, respectively, and $523,704 and $39,010, respectively, for the nine months ended September 30, 2025 and 2024. The Company had deferred grant income of $0 at September 30, 2025, and $25,408 at December 31, 2024. The Company had grant receivable of $198,296 at September 30, 2025, and $0 at December 31, 2024.

(8)	Commitments and Contingencies

(a)Operating Lease

In December 2022, the Company signed an agreement to sublease 4,837 square feet of laboratory and office space in Newton, Massachusetts, from another biopharmaceutical company. The Company considered this sublease an

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

operating lease with estimated right-of-use assets and lease liabilities of $874,957 recorded upon lease commencement on February 1, 2023. The sublease had an initial term of 24 months, and the Company had the option to extend the sublease for an additional 12 months but did not elect to exercise the option. Because the Company did not believe that the exercise of this option was probable, it did not include it in determination of the lease amounts. The base monthly rent was $37,285 during the first 12 months of the lease and $38,403 in the second 12 months. In addition, the Company was responsible for its share of operating expenses, real estate taxes, and utilities based on the actual costs of these items. Upon termination of this lease on January 31, 2025, the Company relocated its business operations to another location under a six-month agreement for $3,520 per month with options to renew semi-annually.

Rent expense for the three months ended September 30, 2025 and 2024, was $11,295 and $111,190, respectively, and $68,573 and $289,153, respectively, for the nine months ended September 30, 2025 and 2024.

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

Effective August 15, 2025, the Company and Licensor further amended the License (the “Second Amendment”) to revise the diligence requirements and milestone payments. In connection with the Second Amendment, Company paid Licensor a license amendment fee of $75,000. The Second Amendment revised certain one-time milestone payments to be made by Company to Licensor, for Products and Processes covered by each Patent Family as follows The Second Amendment revised certain one-time milestone payments to be made by us to Licensor for Products and Processes covered by the License as follows:

(i) a certain dollar amount within sixty (60) days following dosing of first patient in the first phase II clinical trial for a Therapeutic Product or Therapeutic Process for each Patent Family;

(ii) a certain dollar amount within sixty (60) days following dosing of first patient in the first phase III clinical trial for a Therapeutic Product or Therapeutic Process for each Patent Family; and

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

(iii) a certain dollar amount within sixty (60) days following the First Commercial Sale for a Therapeutic Product or Therapeutic Process for each Patent Family.

In addition, upon the occurrence of a Change of Control Liquidity Event (as defined in the Second Amendment), the Company shall pay Licensor up to a certain dollar amount.

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

The milestone payments the Company shall pay to Licensor shall not exceed $2,950,000 based upon and subject to the attainment of each milestone event. These payments are generally due within 60 days of achievement of the milestone.

As of September 30, 2025, and December 31, 2024, no milestone events had been achieved.

Accrued License Obligations

At September 30, 2025, and December 31, 2024, the Company had accrued $75,000 and $697, respectively, in license payments under the foregoing arrangements included in accounts payable and accrued expenses.

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

The Company is obligated to pay clinical trial charges incurred by MD Anderson in connection with clinical trial work conducted by MD Anderson. The $250,000 first payment made by the Company to MD Anderson in January 2023 was recorded as a Prepaid Expense pending such time as payments under the collaboration became due. As work under the collaboration is performed by MD Anderson, the Company records research and development costs in its statements of operations. Initial expenses of the clinical trial have been charged against the initial payment made to MD Anderson. For the nine months ended September 30, 2025 and 2024, these charges were $146,372 and $0, respectively.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

(d)	Employment Agreements

Prior to the IPO, the Company entered into employment agreements with its executive officers which became effective on completion of the IPO. The employment agreements provide the employee with, among other things, severance payments upon termination of the agreement by the Company for any reason other than for cause, death or disability or by the employee for good reason. At September 30, 2025, the maximum aggregate severance payments under the agreement then in effect, which arise in the event of termination involving a Change of Control (as defined in the agreement), was approximately $1,296,000. On October 6, 2025, Philippe Calais was appointed as Chief Executive Officer and the Company entered into an employment agreement with Dr. Calais, effective October 8, 2025. See Note 16.

(e)	Litigation

The Company may from time to time be subject to claims by others under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, financial condition, and cash flows. At the balance sheet dates herein, the Company did not know of any claims or actions pending against it or threatened, the ultimate disposition of which could have a material adverse effect on its results of operations or financial condition except claims by an investment bank that it is entitled to fees, claims which the Company rigorously disputes.

(f)	Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and executive officers that require the Company, among other things, to indemnify the parties against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any costs as a result of payments required by such indemnifications. The Company is not aware of any claims for indemnification that could have a material adverse effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of the balance sheet dates herein.

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

The Company’s Certificate of Incorporation, originally filed on January 11, 2016, was amended on April 15, 2020, to increase the number of shares of common stock authorized and to authorize the issuance of preferred stock. The Company’s Certificate of Incorporation was further amended and restated on April 27, 2021, on May 22, 2023, to effect the May 2023 Reverse Split, on January 16, 2024, to effect the January 2024 Reverse Split, on December 4, 2024, to

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

effect the December 2024 Reverse Split, and on May 5, 2025, to effect the May 2025 Reverse Split. The total number of shares which the Company is authorized to issue is 300,000,000, each with a par value of $0.0001 per share. Of these shares, 290,000,000 shall be common stock and 10,000,000 shall be preferred stock. At September 30, 2025, and December 31, 2024, the Company had 833,683 and 36,753 shares of common stock issued and outstanding, respectively. The preferred stock is undesignated; no shares of preferred stock have been issued through September 30, 2025.

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

On December 2, 2024, the Company closed an offering under a Securities Purchase Agreement with purchasers named therein pursuant to which the Company sold 6,180 shares of common stock, 16,786 PFWs, together with 22,966 Series C Warrants to purchase common stock (the “Series C Warrants”), and 22,966 Series D Warrants to purchase common stock (the “Series D Warrants”) in a private offering at a purchase price of $348.35 per share (or $348.25 per PFW) (the “2024 PIPE”). The Series C and Series D Warrants became exercisable commencing on shareholder approval which occurred February 25, 2025. The Series C Warrants are exercisable for five years from shareholder approval; the Series D Warrants are exercisable for two and one-half years from such approval. The initial exercise prices for the Series C and Series D Warrants was $1,127.28 per share, subject to adjustments and resets. In addition, the Series D Warrants included an alternative cashless exchange provision whereby the holder could exchange each Series D Warrant for three shares of Common Stock. Net proceeds from the 2024 PIPE, after deducting fees payable to the placement agent and other offering expenses, were approximately $7.2 million. The PFWs sold in the 2024 PIPE were exercisable at an exercise price of $0.0924 per share. All PFWs sold in the 2024 PIPE were exercised prior to March 31, 2025. See Note 10. The Company accounts for the Series C and D Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Series C and D Warrants do not meet the criteria for equity treatment thereunder, they must be recorded as a liability.

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

September 30, 2025

(Unaudited)

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

Subject to the rights of holders of any preferred stock, holders of common stock are entitled to receive dividends as may be declared from time to time by the Board. The Company has never declared nor paid cash dividends through the date of these financial statements.

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

(10)Warrants

Except as noted otherwise, all the warrants described below were outstanding as of September 30, 2025, and are accounted for as a component of stockholders’ equity. All PFWs issued in the Company’s financings described herein were exercised on or before January 10, 2025.

In connection with the IPO, the Company granted the underwriter warrants (the “IPO Underwriter Warrants”) to purchase up to approximately 20 shares of Company common stock at an exercise price of $3,696,000.00 per share. The IPO Underwriter Warrants have a five-year term and were not exercisable prior to January 9, 2022.

In connection with the February 16, 2023 registered direct offering, the Company issued the February Placement Agent Warrants to purchase up to approximately four shares of common stock. The February Placement Agent Warrants became exercisable commencing August 17, 2023, expire February 16, 2028, and have an exercise price per share of $486,948.00 per share.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

In connection with the September Offering, the Company issued warrants to the underwriter to purchase up to approximately 23 shares of common stock. Approximately 16 additional warrants were issued to the underwriter in October 2023 in connection with the underwriter’s partial exercise of the overallotment option. The September Offering Underwriter Warrants became exercisable commencing 180 days after issuance, expire five years following the date of sale and have an exercise price per share of $23,562.

In connection with the December 4, 2023 registered direct offering, the Company issued the December Placement Agent Warrants to purchase up to approximately nine shares of common stock. The December Placement Agent Warrants became exercisable on issuance, expire five years following the date of issuance, and have an exercise price per share of $11,180.40.

In connection with the January 2024 RDO, the Company issued the January 2024 Warrants to purchase up to approximately 12,864 Warrants to purchase common stock at a purchase price of $1,127.28 per share. The January 2024 Warrants became exercisable commencing on issuance and are exercisable for three and one-half years from the date of issuance generally at an exercise price of $1,127.28 per share. All PFWs sold in the January 2024 RDO were exercised prior to April 30, 2024. In connection with the January 2024 RDO, the Company also issued the placement agent the January 2024 Placement Agent Warrants to purchase up to approximately 386 shares of common stock. The January 2024 Placement Agent Warrants became exercisable on issuance, expire three and one-half years following the date of sale and have an exercise price per share of $1,409.10.

In connection with the July 2024 Offering, the Company issued to the placement agent the July Placement Agent Warrants to purchase up to approximately 542 shares of common stock. The July Placement Agent Warrants became exercisable January 18, 2025, expire July 22, 2029, and have an exercise price of $346.50 per share.

In connection with the 2024 PIPE, the Company issued approximately 144,678 Series C Warrants and 144,678 Series D Warrants. The Series C and Series D Warrants became exercisable commencing on shareholder approval which occurred February 25, 2025. The Series C Warrants are exercisable for five years from shareholder approval; the Series D Warrants were exercisable for two and one-half years from such approval. The initial exercise price for the Series C and Series D Warrants was $69.67 per share, subject to adjustments and resets. In addition, the Series D Warrants included an alternative cashless exchange provision whereby the holder could exchange each Series D Warrant for three shares of Common Stock. The Series C Warrants and the Series D Warrants are accounted for as liabilities. All Series D warrants were exchanged for common stock in the first quarter 2025.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

The following table summarizes the Company’s outstanding warrants at September 30, 2025:

	Number	Exercise Price
Description	of Shares	Per Share
IPO Underwriter Warrants	20	$3,696,000
February 2023 Placement Agent Warrants	4	486,948
February 2023 Consultant Warrants	1	369,600
June 2023 Series A-1 warrants	55	348.35
June 2023 Series A-2 warrants	55	348.35
June 2023 Placement Agent Warrants	4	161,700.00
September 2023 Underwriter Warrants	23	23,562.00
October 2023 Underwriter Overallotment Warrants	16	23,562.00
December 2023 Placement Agent Warrants	9	11,180.40
January 2024 Warrants	6,745	1,127.28
January 2024 Warrants	5,422	438.90
January 2024 Placement Agent Warrants	386	1,409.10
July 2024 Placement Agent Warrants	542	346.50
December 2024 Series C Warrants	144,678	69.67
March 2025 Offering Warrants	366,072	24.08
March 2025 Placement Agent Warrants	18,304	29.96

Approximately 697 of the January 2024 Warrants were exercised in the first half of 2024. In December 2024, the Company modified the exercise price applicable to the Series A-1 and Series A-2 Warrants to $348.35, and certain January 2024 Warrants to $438.90 per share. In connection with the modification, the Company recorded a deemed dividend in the aggregate of $30,601. During the first quarter 2025, all Series D warrants were exchanged for common stock representing 425,895 shares after reset adjustments.

(11) Share-Based Compensation

In April 2020, the Board approved the TransCode Therapeutics, Inc. 2020 Stock Option and Incentive Plan (the “2020 Plan”) providing for the issuance of options or other awards to purchase up to approximately five shares of the Company’s common stock. Following the closing of the IPO, the Board determined not to make any further awards under the 2020 Plan. In March 2021, the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”) was approved by the Company’s Board and stockholders and became effective upon the effectiveness of the IPO. The 2021 Plan initially provided for the issuance of options or other awards to purchase up to approximately seven shares of the Company’s common stock. The number of options or other awards available under the 2021 Plan increased approximately one share in January 2022, approximately one shares in January 2023, approximately 34 shares in January 2024, approximately 3,247 shares in June 2024, and approximately 1,838 shares in January 2025.

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

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

possessing more than 10% of the total combined voting power of all classes of stock). The option term for incentive stock option awards may not be greater than ten years from the date of the grant (five years for grants to any person possessing more than 10% of the total combined voting power of all classes of stock).

Of options outstanding at September 30, 2025, approximately 10 were awarded under the 2020 Plan and approximately 2,025 were awarded under the 2021 Plan.

At September 30, 2025, there were approximately 8 options outstanding under the 2020 Plan that were vested and exercisable and approximately 1,891 options outstanding under the 2021 Plan that were vested and exercisable. Information about options to purchase common stock of the Company under both Plans is as follows:

		Weighted
		average	Weighted
		exercise	average
	Number of	price	contractual
	shares	per share	term (years)
Outstanding at December 31, 2023	85	$387,691.92	3.7
Granted	2,100	1,108.80	9.2
Exercised	—	—	—
Forfeited	(83)	13,365.75	—
Outstanding at December 31, 2024	2,102	2,206.40	9.4
Granted	—	—	—
Exercised	—	—	—
Forfeited	(67)	106,636.80	—
Outstanding at September 30, 2025	2,035	$15,642.82	8.6

The intrinsic value of the outstanding options as of September 30, 2025, was $0.

Option Valuation

No options were granted in the nine months ended September 30, 2025. The assumptions that the Company used to determine the grant-date fair value of options granted in the year ended December 31, 2024, were as follows:

Year Ended
December 31, 2024
Risk-free interest rate	4.44%
Expected term (in years)	6.0
Expected volatility	128.8%
Expected dividend yield	—
Fair value per share of underlying stock	$29.68 - $30.24

The weighted average grant date fair value per share of the options granted in the year ended December 31, 2024, was $1,108.77.

The Company recorded share-based compensation expense of $134,324 and $423,563 during the three and nine months ended September 30, 2025, respectively, and $204,482 and $1,531,229 during the three and nine months ended September 30, 2024, respectively, all of which related to stock options. The remaining share-based compensation expense to be recognized in the future is $149,291 over approximately 0.5 years.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

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

(13) Net Loss per Share

The Company reported net losses for the three and nine months ended September 30, 2025 and 2024. Reported basic and diluted net loss per share attributable to common stockholders are the same for each period because shares issuable in connection with Contingent Securities have been excluded from the computation of diluted weighted-average shares outstanding. The effect of their inclusion would have been antidilutive. In accordance with ASC 260-10-45-13, a pre-funded, or penny, warrant is an instrument that requires the holder to pay little or no consideration to receive the shares upon exercise of the warrant. Since the shares underlying the PFWs are issuable for little or no consideration, the Company considered them outstanding in the context of basic earnings per share.

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Basic and diluted net loss per share
Net loss attributable to common stockholders	$(4,856,051)	$(2,321,387)	$(21,217,966)	$(10,839,013)
Weighted-average common shares outstanding	833,683	15,893	615,264	9,696
Net loss per share	$(5.82)	$(146.06)	$(34.49)	$(1,117.89)

(14) Income Taxes

The Company’s income tax benefit (expense) was $0 for the nine months ended September 30, 2025 and 2024. The Company has recorded a full valuation allowance against its net deferred tax assets at September 30, 2025, and December 31, 2024, because the Company has determined that it is more likely than not that these assets will not be fully realized due to historic net operating losses incurred. Accordingly, the benefit of the net operating loss that would have been recognized in the three and nine months ended September 30, 2025 and 2024, was fully offset by changes in the valuation allowance.

At September 30, 2025, and December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

(15) Segment Reporting

ASC 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in financial statements. The Company has a single reportable business unit segment, RNA drug development, and one reportable country segment, the United States of America, for the three and nine months ended September 30, 2025 and 2024.

The Company adheres to the provisions of ASC 280, “Segment Reporting,” which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial statements issued to shareholders. In

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

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

(16) Subsequent Events

For its financial statements as of September 30, 2025, the Company evaluated subsequent events through November 14, 2025, the date on which those financial statements were issued and determined that there were none for which recognition or disclosure is warranted other than as set forth below.

Membership Interest Purchase Agreement and Investment Agreement

On October 8, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with DEFJ, LLC, a Delaware limited liability company (“DEFJ”), pursuant to which the Company acquired 100% of the issued and outstanding membership interests of ABCJ, LLC, a Delaware limited liability company (“ABCJ”) (such transaction, the “Acquisition”). Prior to the Acquisition, ABCJ was a wholly owned subsidiary of DEFJ and an indirect wholly owned subsidiary of CK Life Sciences Int’l., (Holdings) Inc., a listed entity on the Main Board of the Hong Kong Stock Exchange.

Under the terms of the Purchase Agreement, upon the consummation of the Acquisition, which occurred concurrently with the execution of the Purchase Agreement (the “Closing”), in exchange for all of the membership interests of ABCJ outstanding immediately prior to the Closing, the Company issued to DEFJ an aggregate of (i) 83,285 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), which shares represented 9.99% of the shares of Common Stock outstanding immediately prior to the Closing, and (ii) 1,152.9568 shares of the Company’s Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”) (as described below). In addition, the Company has agreed to make up to $95,000,000 in contingent milestone payments to DEFJ upon the achievement of certain milestones. Each share of Series A Preferred Stock is convertible into 10,000 shares of Common Stock, as described below. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series A Preferred Stock are set forth in the Certificate of Designation (as defined and described below). The Acquisition is intended to be treated as a taxable exchange for U.S. federal income tax purposes.

Concurrently with the Acquisition, on October 8, 2025, the Company entered into an Investment Agreement (the “Investment Agreement”) with DEFJ. Pursuant to the Investment Agreement, DEFJ agreed to purchase, and the Company agreed to issue and sell in a private placement, an aggregate of 223.7337 shares of Series B Non-Voting Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”), for a price per share of $111,740, for an aggregate purchase price of approximately $25 million, consisting of a cash subscription amount of approximately $20 million and a promissory note (the “Promissory Note”) in the aggregate principal amount of approximately $5 million (together, the “October 2025 Investment”). The Promissory Note accrues

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

interest at a rate of 4% per annum, calculated as simple interest on a 365-day year. The principal and accrued but unpaid interest are due and payable on January 1, 2026, and secured by 44.7467 shares of the Series B Preferred Stock issued to DEFJ. Each share of Series B Preferred Stock is convertible into 10,000 shares of Common Stock, as described below. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series B Preferred Stock are set forth in the Certificate of Designation. The closing of the October 2025 Investment occurred on October 8, 2025.

The Board of Directors of the Company (the “Board”) unanimously approved the Purchase Agreement, the Investment Agreement and the related transactions, and the consummation of the Acquisition and the October 2025 Investment was not subject to approval by the Company’s stockholders. Pursuant to the Purchase Agreement, the Company has agreed to hold a stockholders’ meeting to submit the following matters to its stockholders for their consideration: (i) the approval of the conversion of the shares of Series A Preferred Stock into shares of Common Stock in accordance with the rules of the Nasdaq Stock Market LLC (the “Conversion Proposal”) and (ii) the approval of a “change of control” under Nasdaq Listing Rules 5110 and 5635(b) (the “Change of Control Proposal” and, together with the Conversion Proposal, the “Meeting Proposals”). In connection with these matters, the Company has agreed to file a proxy statement on Schedule 14A with the U.S. Securities and Exchange Commission, or SEC, within 30 days following receipt by the Company of all of the financial statements required to be delivered pursuant to Section 4.14 and Section 4.2(e) of the Purchase Agreement.

Pro Forma Stockholders’ Equity

The following financial information has been developed by applying pro forma adjustments to the historical financial statements of the Company appearing elsewhere in this Quarterly Report on Form 10-Q. This unaudited pro forma information gives effect to the October 2025 Investment.

The unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations or financial position of the Company would have been had the October 2025 Investment actually occurred on the dates indicated, nor does the unaudited pro forma financial information purport to project the financial condition of the Company for any future period or as of any future date. The unaudited pro forma financial information should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

	September 30, 2025
	(Unaudited)
	As		As Adjusted
	Reported	Adjustments (A)	Pro Forma

Assets
Current assets:
Cash	$2,835,916	$18,247,409	$21,083,325
Grant receivable	198,296	—	198,296
Prepaid expenses and other current assets	1,716,836	—	1,716,836
Total current assets	4,751,048	18,247,409	22,998,457
Property and equipment, net of depreciation	19,908	—	19,908
Deferred offering costs	455,726	—	455,726
Total assets	$5,226,682	$18,247,409	$23,474,091

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,967,828	$—	$2,967,828
Total current liabilities	2,967,828	—	2,967,828
Long-term liabilities:
Warrant liability - Series C	832,875	—	832,875
Long-term liabilities	832,875	—	832,875
Total liabilities	3,800,703	—	3,800,703
Stockholders’ equity (deficit):
Preferred stock – $0.0001 par value; 10,000,000 shares authorized at September 30, 2025, and December 31, 2024; -0- shares issued or outstanding at September 30, 2025, and December 31, 2024	—	—	—
Common stock – $0.0001 par value, 290,000,000 shares authorized at September 30, 2025, and December 31, 2024; 833,683 and 36,753 shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively	84	—	84
Additional paid-in capital	85,845,777	18,247,409	104,093,186
Accumulated deficit	(84,419,882)	—	(84,419,882)
Total stockholders’ equity (deficit)	1,425,979	18,247,409	19,673,388
Total liabilities and stockholders’ equity (deficit)	$5,226,682	$18,247,409	$23,474,091

Note

(A)	Gross proceeds from the October 2025 Investment less offering expenses.

Contingent Value Rights Agreement

Effective as of October 8, 2025, the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with Vstock Transfer, LLC as rights agent (the “Rights Agent”), pursuant to which each holder of Common Stock as of as of 5:00 p.m. Eastern Time on October 20, 2025, including those holders receiving shares of Common Stock in connection with the Acquisition, is entitled to one contractual contingent value right (each, a “CVR”) issued by the Company, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of Common Stock held by such holder as of such time. The CVR Agreement has a term of seven years.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

When issued, each CVR will entitle the holders thereof (the “Holders”), in the aggregate, to 50% of the Net Proceeds (as defined in the CVR Agreement) from any Upfront Payment (as defined in the CVR Agreement) or Milestone Payment (as defined in the CVR Agreement) received by the Company in a given calendar quarter.

The distributions in respect of the CVRs that become payable will be made on a quarterly basis and will be subject to a number of deductions, subject to certain exceptions or limitations, including but not limited to certain taxes and certain out-of-pocket expenses incurred by the Company.

Under the CVR Agreement, the Rights Agent has, and Holders of at least 40% of the CVRs then-outstanding have, certain rights to audit and enforcement on behalf of all Holders. The CVRs may not be sold, assigned, transferred, pledged, encumbered or in any other manner transferred or disposed of, in whole or in part, other than as permitted pursuant to the CVR Agreement.

Registration Rights Agreement

On October 8, 2025, in connection with the Acquisition and Investment, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with DEFJ. Pursuant to the Registration Rights Agreement, the Company is required to prepare and file a resale registration statement with the SEC within 75 calendar days following the closing of the Acquisition and the October 2025 Investment with respect to the shares of Common Stock and the Common Stock underlying the Preferred Stock issued to DEFJ pursuant to the Acquisition and the October 2025 Investment, as well as the Common Stock underlying the up to 28.4291 shares of Series A Preferred Stock issuable to DEFJ as a one-time payment-in-kind dividend as set forth in the Certificate of Designation. The Company will use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable. In addition, the Company granted certain demand and piggyback registration rights to DEFJ.

The Company has also agreed, among other things, to indemnify DEFJ and its partners, members, directors, officers, stockholders, legal counsel, accountants and underwriters and each Person who controls any such holder or underwriter (within the meaning of Section 15 of the Securities Act of 1933, as amended (the “Securities Act”), or Section 20 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

Repurchase Agreement

On October 8, 2025, in connection with the Acquisition, the Company entered into a Repurchase Agreement (the “Repurchase Agreement”) with DEFJ. The Repurchase Agreement provides that DEFJ has the right, but not an obligation,  upon the occurrence of certain events after the Closing, to exercise an option to acquire all of the Company’s and its subsidiaries’ rights in and to the membership interests of ABCJ from the Company, in accordance with the terms and conditions of the Repurchase Agreement.

Transaction Costs

In connection with the Acquisition and the October 2025 Investment (together, the “Transactions”), the Company incurred legal fees and other transaction costs, excluding financial advisory fees, of approximately $1,000,000.

Tungsten Advisors (through its broker-dealer, Finalis Securities LLC) (“Tungsten”) acted as financial advisor to the Company in connection with the Acquisition and as placement agent for the Company in connection with the October 2025 Investment. Following the closings of the Transactions, as partial compensation for services rendered by Tungsten, the Company issued to Tungsten and its affiliates and designees an aggregate of 59.2255 shares of Series A Preferred Stock and paid cash of $1,800,000. All of the compensation to Tungsten was contingent on the closing of the Transactions.

Additional transaction costs or general and administrative expenses related to the Transactions are expected to be incurred as the Company seeks to satisfy its obligations under the Transactions and related agreements.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

Certificate of Designation

On October 8, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock and Series B Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware in connection with the Acquisition and the October 2025 Investment. The Certificate of Designation provides for the designation of shares of the Preferred Stock.

Holders of Preferred Stock are entitled to receive dividends on shares of Preferred Stock (on an as-if-converted-to-Common-Stock basis, without regard to the Beneficial Ownership Limitation (as defined in the Certificate of Designation), equal to and in the same form, and in the same manner, as dividends (other than dividends on shares of Common Stock payable in the form of Common Stock) actually paid on shares of Common Stock when, as and if such dividends (other than dividends payable in the form of Common Stock) are paid on the shares of Common Stock; provided, however, that in no event are holders of Preferred Stock entitled to receive the “rights” distributed pursuant to the CVR Agreement, or any amounts paid under the CVR Agreement. In addition, holders of Series A Preferred Stock shall be entitled to receive, and the Company shall pay, payment-in-kind dividends on each share of Series A Preferred Stock, accruing at a rate equal to 5% per annum payable in shares of Series A Preferred Stock on the date that is the earlier of 180 days after the date of the original issuance of such Series A Preferred Stock or the date of stockholder approval of the Meeting Proposals.

Except as otherwise required by law, the Preferred Stock does not have voting rights. However, as long as any shares of Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Preferred Stock or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, the Charter or Bylaws of the Company, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of, the Preferred Stock, regardless of whether any of the foregoing actions are by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Preferred Stock, or increase or decrease (other than by conversion) the number of authorized shares of Preferred Stock, (iii) prior to the Stockholder Approval (as defined in the Certificate of Designation) or at any time while at least 30% of the originally issued Preferred Stock remains issued and outstanding, consummate either: (A) any Fundamental Transaction (as defined in the Certificate of Designation) or (B) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, or (iv) enter into any agreement with respect to any of the foregoing.

The Preferred Stock shall rank on parity with the Common Stock as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily.

Each share of Series A Preferred Stock then outstanding shall be convertible, at any time and from time to time following the earlier to occur of: (i) 5:00 p.m. Eastern Time on the third Business Day after the date that the Stockholder Approval is obtained and (ii) the delisting of the Common Stock from Nasdaq. Each share of Series B Preferred Stock then outstanding shall be convertible, at any time and from time to time following the earliest to occur of: (i) April 8, 2026, (ii) the effectiveness date of a registration statement covering the resale of the Common Stock issuable upon conversion of the Series B Preferred Stock, (iii) 5:00 p.m. Eastern Time on the third business day after the Stockholder Approval is obtained, and (iv) the delisting of the Common Stock from Nasdaq, in each case at the option of the holder thereof, into a number of shares of Common Stock based upon the applicable conversion ratio, subject in all cases to any applicable Beneficial Ownership Limitation (as defined in the Certificate of Designation). Notwithstanding the foregoing, prior to receipt by the Company of the Stockholder Approval, the Company shall not be required to effect any conversion to the extent that such conversion would cause the Company to violate the listing rules of the Nasdaq Stock Market.

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

The Company shall not effect any conversion of any share of Preferred Stock, to the extent that, after giving effect to such attempted conversion, such stockholder would beneficially own a number of shares of Common Stock in excess of the Beneficial Ownership Limitation, which shall initially be set at 9.99% for each holder. Holders may adjust or waive the Beneficial Ownership Limitation upon written notice to the Company upon the earlier of (i) the receipt of the Stockholder Approval and (ii) the consummation of a Fundamental Transaction.

The foregoing description of the Preferred Stock and the Certificate of Designation does not purport to be complete and is qualified in its entirety by reference to the full text of the Certificate of Designation.

On October 27, 2025, upon obtaining the consent of a majority of the holders of the Series A Preferred Stock and Series B Preferred Stock, and the approval of the Company’s Board of Directors, the Company filed an Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock and Series B Preferred Stock (the “Amended and Restated Certificate of Designation”) with the Secretary of State of the State of Delaware.

The Amended and Restated Certificate of Designation amended Section 6.1.1 of the Certificate of Designation to clarify that for as long as the Purchase Agreement remains in effect and for as long as any shares of Preferred Stock remain outstanding, prior to receipt by the Company of the Stockholder Approval of the conversion of the applicable series of Preferred Stock into shares of the Company’s Common Stock, in accordance with the listing rules of the Nasdaq Stock Market, as set forth in the Purchase Agreement, the Company shall not issue pursuant to the Purchase Agreement and Section 6.1.1 of the Amended and Restated Certificate of Designation more than an aggregate of 19.9% of the Common Stock outstanding as of October 8, 2025. In addition, the Amended and Restated Certificate of Designation removed the ability of a holder of Preferred Stock to convert, at the option of such holder, the Preferred Stock into Common Stock in the event of a delisting of the Common Stock from Nasdaq.

The filing of the Amended and Restated Certificate of Designation was intended to amend and restate the terms mentioned above, and no additional securities were issued or sold as a result.

Director Appointment

On October 6, 2025, upon the recommendation of the Nominating and Corporate Governance Committee, the Board elected Elizabeth Czerepak to the Board, effective October 8, 2025. Ms. Czerepak will serve with a term expiring at the Company’s annual meeting of stockholders to be held in 2026, at which time she is expected to stand for election by the Company’s stockholders, or until her earlier death, resignation or removal. The Board determined that Ms. Czerepak is an independent director as that term is defined by the SEC and the Nasdaq Stock Market, LLC (“Nasdaq”).

Since April 2024, Ms. Czerepak has served as the Chief Financial Officer at Mirror Biologics, Inc., a private, clinical-stage company focused on cell-based oncology therapies, where she also served as Acting Chief Executive Officer between July 2024 and May 2025. Since February 2020, Ms. Czerepak has also served as a member of the board of directors of Delcath Systems Inc., a public, interventional oncology company focused on the treatment of primary and metastatic liver cancers. From May 2022 to November 2023, she served as the Chief Financial Officer at Sorrento Therapeutics, Inc., a clinical stage biopharmaceutical company focused on developing oncology, non-opioid pain, and Covid therapies, where she served as a member of the board of directors from October 2021 to May 2022. In February 2023, Sorrento announced it commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code and in November 2023 entered into a court-approved asset sale. From May 2022 to September 2023, Ms. Czerepak also served as Chief Financial Officer at Scilex Holding Company, a commercial pharmaceutical company focused on developing and commercializing non-opioid pain therapies. She continued to serve as consultant to Scilex until September 2024. Prior to that, from September 2020 to May 2022, she served as Chief Financial Officer at BeyondSpring Inc., a global biopharmaceutical company focused on developing innovative immuno-oncology cancer therapies. She received a B.A. magna cum laude in Spanish and Mathematics Education from Marshall University and an M.B.A. from Rutgers University. She is a registered

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

securities representative (series 7 and 8) and received a corporate director certificate from the Harvard Business School Executive Education in 2020.

As a non-employee director, Ms. Czerepak will receive cash and equity compensation for her Board service pursuant to its non-employee director compensation policy. There are no arrangements or understandings between Ms. Czerepak and any other person pursuant to which Ms. Czerepak was selected as a director, and there are no transactions between Ms. Czerepak and the Company that would require disclosure under Item 404(a) of Regulation S-K. In addition, the Company has entered into an indemnification agreement with Ms. Czerepak in connection with her appointment to the Board which is in substantially the same form as that entered into with the existing directors of the Company.

Board Committees

Effective October 8, 2025, the Board accepted Philippe Calais’s resignation as chairperson of the Company’s Audit Committee and as a member of the Company’s Compensation Committee. The Board then appointed Ms. Czerepak to serve as a member and chairperson of the Audit Committee, until her successor is duly elected and qualified, or until her earlier death, resignation or removal, or until otherwise determined by the Board.

CEO Appointment; One-Time Bonuses

Effective October 8, 2025, the Board accepted Thomas A. Fitzgerald’s resignation as Interim Chief Executive Officer of the Company and appointed Dr. Calais as Chief Executive Officer. Mr. Fitzgerald will continue serving as Chief Financial Officer of the Company and Director. In connection with the change to his role, the Board approved an adjusted annual base salary of $440,000 for Mr. Fitzgerald, and Mr. Fitzgerald will be eligible for an annual cash incentive bonus target of 35% of his base salary. The Board also approved a one-time transaction bonus payment of $250,000 to each of Dr. Calais and Mr. Fitzgerald, effective as of the Closing.

In connection with Dr. Calais’s new role, the Company entered into an Employment Agreement (the “Calais Employment Agreement”) with Dr. Calais, effective October 8, 2025, (the “Effective Date”). The Calais Employment Agreement provides for an annual base salary of $555,000, and Dr. Calais will be eligible for an annual cash incentive bonus target of at least 50% of his base salary. In addition, subject to Board approval, Dr. Calais will receive a stock option to purchase a number of shares of Common Stock equal to 4% of the Company’s capitalization on a fully diluted basis, to be granted as soon as reasonably practicable after the Effective Date. The term of such option will be 10 years, and subject to any vesting acceleration rights Dr. Calais may have, the option will vest as to 25% of the total shares subject to the option on the 12-month anniversary of the Effective Date, and as to 1/48th of the total shares subject to the option on the corresponding day of each month thereafter (and if there is no corresponding day, the last day of the month), so that the option will be fully vested and exercisable four years from the Effective Date, subject to Dr. Calais’s continued services to the Company through each vesting date.

Pursuant to the Calais Employment Agreement, in the event that Dr. Calais’s employment is terminated by the Company without “cause” or he resigns for “good reason,” as each such term is defined in the Calais Employment Agreement, subject to his execution and non-revocation of a separation agreement, including a general release of claims, Dr. Calais shall be entitled to receive (i) semi-monthly continuing payments of severance pay at a rate equal to his base salary, as then in effect, for 12 months following the date of his termination and (ii) a pro-rated annual bonus for the fiscal year in which Dr. Calais terminates employment equal to (x) the annual bonus that Dr. Calais would have received based on actual performance for such fiscal year if Dr. Calais had remained in the employ of the Company for the entire fiscal year multiplied by (y) a fraction, the numerator of which is the number of days Dr. Calais was in the employ of the Company during the fiscal year including the date of termination and the denominator of which is 365, multiplied by (z) 1.0, which, if any, shall be paid at the same time annual bonuses are paid by the Company to other executives of the Company for the fiscal year in which Dr. Calais terminated employment, but no later than March 15th of the calendar year following the calendar year in which Dr. Calais terminated employment. In addition, if Dr. Calais’s employment is terminated by the Company without cause or he resigns for good reason, the Company shall reimburse the premiums for

TransCode Therapeutics, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

his health, medical and dental insurance, including those incurred under COBRA, until the earlier of (A) 12 months following the date of termination, (B) the date upon which Dr. Calais and/or his eligible dependents become covered under similar plans, or (C) the date upon which Dr. Calais is (or his eligible dependents are) no longer eligible for COBRA coverage.

In lieu of the severance payments and benefits set forth above, if Dr. Calais’s employment is terminated by the Company without cause or Dr. Calais resigns for good reason and such termination or resignation occurs within six months prior to or 24 months following a “change in control,” as defined in the Calais Employment Agreement, absent the Company obtaining an agreement from any successor to assume the Calais Employment Agreement (which assumption shall be subject to Dr. Calais’s consent) and subject to his execution of a separation agreement, including a general release of claims, Dr. Calais shall be entitled to:

•    a lump sum payment equal to the sum of 18 months of Dr. Calais’s base salary plus a pro-rated annual bonus for the fiscal year in which Dr. Calais terminates employment equal to (x) the annual bonus that Dr. Calais would have received based on the greater of actual or target performance for such fiscal year if Dr. Calais had remained in the employ of the Company for the entire fiscal year multiplied by (y) a fraction, the numerator of which is the number of days Dr. Calais was in the employ of the Company during the fiscal year including the date of termination and the denominator of which is 365, multiplied by (z) 1.5, which shall be paid at the same time annual bonuses are paid by the Company to other executives of the Company for the fiscal year in which Dr. Calais terminated employment, but no later than March 15th of the calendar year following the calendar year in which Dr. Calais terminated employment;

•     vesting in full of any unvested and outstanding equity awards as of the date of termination; and

•      reimbursement by the Company for any expenses incurred by Dr. Calais for his health, medical and dental insurance under COBRA, until the earlier of (i) 18 months following the date of termination, (ii) the date upon which Dr. Calais and/or his eligible dependents become covered under similar plans, or (iii) the date upon which Dr. Calais is (or his eligible dependents are) no longer eligible for COBRA coverage.

The foregoing description of the Calais Employment Agreement is only a summary and is qualified in its entirety by the Calais Employment Agreement, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q.

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

Company Overview

TransCode is an immuno-oncology and targeted cancer therapy company with a focus on treating advanced malignancy. Our lead therapeutic candidate, TTX-MC138, is focused on treating metastatic tumors that overexpress microRNA-10b, a unique, well-documented biomarker of metastasis.

On October 8, 2025, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with DEFJ, LLC, a Delaware limited liability company, (“DEFJ”) pursuant to which we acquired 100% of the issued and outstanding membership interests of ABCJ, LLC, a Delaware limited liability company, (“ABCJ”) (such transaction, the “Acquisition”). Prior to the Acquisition, ABCJ was a wholly owned subsidiary of DEFJ and an indirect wholly owned subsidiary of CK Life Sciences Int’l., (Holdings) Inc., a listed entity on the Main Board of the Hong Kong Stock Exchange.  See Note 16 of Notes to Financial Statements.

ABCJ owns 100% of the issued and outstanding membership interests of Polynoma, LLC, a Delaware limited liability company, (“Polynoma”) headquartered in San Diego, California. Polynoma is an immuno-oncology focused biopharmaceutical company developing seviprotimut-L, a Phase 3-ready investigational polyvalent antigen vaccine intended to reduce the risk of recurrence of melanoma in patients in stage IIB and IIC who have limited options. Seviprotimut-L has been safely administered in clinical trials in more than 1,000 patients.

We intend to work on developing both TTX-MC138 and seviprotimut-L, with the initial focus on advancing TTX-MC138 in a planned Phase 2a clinical trial. We believe there is potential to augment seviprotimut-L's focus with TTX-MC138 by addressing micrometastases in stage IIB and IIC melanoma patients.

Concurrent with the Acquisition, we entered into an Investment Agreement (the “Investment Agreement”) with DEFJ. Pursuant to the Investment Agreement, DEFJ agreed to purchase, and we agreed to issue and sell in a private placement, an aggregate of 223.7337 shares of Series B Non-Voting Preferred Stock, par value $0.0001 per share, (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”) for a price per share of $111,740, for an aggregate purchase price of approximately $25 million. The aggregate purchase price consisted of a cash subscription amount of $20 million paid on October 8, 2025, and a promissory note (the “Promissory Note”) in the aggregate principal amount of approximately $5 million (together, the “Investment”). The Promissory Note has a principal amount of approximately $5 million and accrues interest at a rate of 4% per annum, calculated as simple interest on a 365-day year. The principal and accrued but unpaid interest are due and payable on January 1, 2026, and secured by 44.7467 shares of the Series B Preferred Stock issued to DEFJ. Each share of Series B Preferred Stock is convertible into 10,000 shares of Common Stock.

In addition to TTX-MC138, we have a portfolio of other first-in-class therapeutic candidates designed to mobilize the immune system to recognize and destroy cancer cells. TTX-siPDL1 is an siRNA-based modulator of programmed death-ligand 1, or PD-L1. TTX-RIGA is an RNA-based agonist of the retinoic acid-inducible gene I, or RIG-I, targeting activation of innate immunity in the tumor microenvironment. TTX-siMYC is a siRNA-based inhibitor of c-MYC, a widely expressed but currently undruggable oncogene. Seviprotimut-L is a novel polyvalent shed antigens vaccine for the adjuvant treatment of Stage IIB and IIC melanoma patients 60 years and younger. Seviprotimut-L is an allogeneic, polyvalent, partially purified shed melanoma antigens vaccine (alum adjuvanted) derived from three proprietary human melanoma cell lines. Seviprotimut-L works by stimulating both humoral and cellular immune responses. It is Phase 3 ready and has been administered to approximately 1,000 patients in prior clinical trials.

In 2023, we conducted a Phase 0 clinical trial intended to demonstrate quantitative delivery of radiolabeled TTX-MC138 to metastatic lesions in subjects with advanced solid tumors. We treated one patient in the Phase 0 trial. In April 2024, we received an IND Study May Proceed notification from the U.S. Food and Drug Administration, or FDA, to conduct a Phase I/II clinical trial with TTX-MC138 which commenced in the third quarter 2024. Enrollment in the Phase 1a trial is complete and analysis of trial results is ongoing. We expect to commence a Phase 2a clinical trial in the first half of 2026.

All our therapeutic candidates are designed with the goal of significantly improving outcomes for cancer patients.

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

Recent Developments

Phase I/II Clinical Trial

On April 15, 2024, we announced that the FDA had completed its review of our IND application to conduct a Phase I/II clinical trial with our lead therapeutic candidate, TTX-MC138, and concluded that we may proceed with this clinical trial. The Phase 1a trial has been designed as a multicenter, open-label, dose-escalation and dose-expansion study in patients with advanced solid tumors. We commenced the trial in the third quarter 2024 at MD Anderson and three other clinical trial sites. The first stage of this trial, the Phase 1a, involved administration of escalating therapeutic dose levels of our drug candidate in up to six cohorts of three patients or more per cohort. The first cohort received the lowest therapeutic dose level. In October 2024, the trial’s Safety Review Committee (the “SRC”), approved commencing dosing of patients in the second cohort. Patients in the second and third cohorts have received dosing that is approximately double the level received by patients in each prior cohort. After three patients in each cohort received their initial dose of our drug candidate, the SRC assessed the data and determined that there were no drug-related serious adverse effects or dose limiting toxicities. The SRC approved commencement of dosing in the fourth cohort at a dosage that is approximately fifty percent higher than that administered in the third cohort. The SRC also approved enrollment of additional patients in Cohort 3 to build upon the safety profile of TTX-MC138. Preliminary data indicate no significant safety or dose limiting toxicities reported in the trial. To date, 77 doses of TTX-MC138 have been administered to 16 patients with advanced solid tumors. The median treatment duration of treatment is four months.

Importantly, the duration of treatment for all patients ranged from two to twelve cycles indicative of tolerability and disease control. Sixteen patients showed positive pharmacodynamic effects over a wide dose range, consistent with preclinical results and TransCode’s Phase 0 clinical trial. Key assessments in the clinical trial characterize the safety, pharmacokinetic, pharmacodynamic and anti-tumor activity of TTX-MC138 from which we estimated a maximum tolerated dose, or MTD, and ensuring the mechanism of action is on target. The trial also is exploring the effect of TTX-MC138 on biomarker expression, which may include miR-10b expression, and miR-10b downstream targets (RNA sequencing). Clinical assessments to further evaluate TTX-MC138 include clinical laboratory exams, CT scan assessments, and response assessments per RECIST criteria. The Phase 2a stage of the trial is expected to commence in the first half of 2026.

License Amendment

Effective August 15, 2025, we and The General Hospital Corporation, d/b/a Massachusetts General Hospital, (“Licensor”) further amended our 2018 License (the “Second Amendment”) to revise diligence requirements and milestone payments. Pursuant to the 2018 License (the License”), we licensed the exclusive rights to certain intellectual property to support development of our therapeutic candidates. In connection with the Second Amendment, we paid Licensor a license amendment fee of $75,000. The Second Amendment revised certain one-time milestone payments to be made by us to Licensor for Products and Processes covered by the License as follows:

(i) a certain dollar amount within sixty (60) days following dosing of the first patient in the first Phase II clinical trial for a Therapeutic Product or Therapeutic Process covered by the License;

(ii) a certain dollar amount within sixty (60) days following dosing of the first patient in the first Phase III clinical trial for a Therapeutic Product or Therapeutic Process covered by the License; and

(iii) a certain dollar amount within sixty (60) days following the First Commercial Sale (as defined in the License) for a Therapeutic Product or Therapeutic Process covered by the License.

In addition, upon the occurrence of a Change of Control Liquidity Event (as defined in the Second Amendment), the Company shall pay Licensor up to a certain dollar amount.

March 2025 Equity Financing

On March 23, 2025, we entered into a Placement Agency Agreement, or the March Agreement, with ThinkEquity LLC, or the Placement Agent, pursuant to which we agreed to issue and sell, directly to various investors, in a registered direct offering (the “March Offering”) an aggregate of approximately 366,072 shares, or the Shares of our common stock, or the Common Stock, and approximately 366,072 Common Warrants, or the Common Warrants, to purchase approximately 366,072 shares of Common Stock, at an aggregate offering price of $27.44 per share of Common Stock and accompanying Common Warrant. Additionally, as part of its compensation for acting as placement agent for the March Offering, the Company also agreed to issue to the Placement Agent warrants to purchase approximately 18,304 shares of Common Stock, or the Placement Agent Warrants, and together with the Shares and the Common Warrants, the Securities. We received gross proceeds of approximately $10 million in connection with the March Offering, before deducting placement agent fees and other offering expenses payable by us. The March Offering closed on March 25, 2025.

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

Further Restructuring

In an effort to continue to manage our costs, in connection with the January 31, 2025, termination of our sublease of laboratory and office space in Newton, Massachusetts, we (i) determined to conduct our R&D activities in conjunction with Michigan State University with which we are negotiating a sponsored research agreement, (ii) terminated an additional research scientist bringing our headcount to seven employees at September 30, 2025, and (iii) relocated our business activities to short-term office rental space in Woburn, Massachusetts. In connection with our R&D activities, we also terminated one consulting scientist that we had engaged.

Financial Operations Overview

From inception in January 2016 through approximately mid-2021, we devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, securing intellectual property rights, conducting limited research and development activities, and preparing to manufacture drug substance and drug product for our clinical development program. Following our IPO in July 2021, we expanded our R&D activities and company operations. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have limited experience with clinical trials, have not obtained any regulatory approvals to sell any products, have not manufactured a commercial-scale drug, or conducted sales and marketing activities. Through September 30, 2025, we received approximately $71.3 million of net proceeds, primarily from our IPO, other equity financings, our SBIR Awards and from borrowings between 2018 and 2020 under convertible promissory notes.

We have incurred significant operating losses since inception. Our net losses were approximately $21.1 million and $10.8 million for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, we had an accumulated deficit of approximately $84.3 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates for which there is no assurance of occurrence. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our business strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through sales of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we will likely need to consider additional cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating our development programs, and we may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such future restructuring activities, holders of our common stock and other securities will likely suffer a total loss of their investment.

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

At September 30, 2025, we had cash of approximately $2.8 million. In connection with the October 2025 Investment, we received $20 million in equity. We believe that the combined amount of these funds will be sufficient to support our operating expenses and capital expenditure requirements into the fourth quarter 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Impact of Global Economic and Political Developments and Global Pandemics

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

In September 2021, we signed a statement of work with a European CMO to manufacture TTX-MC138 in accordance with current good manufacturing practices, or cGMP. Separately, we engaged a consulting toxicologist to assist us in designing and conducting IND-enabling studies including toxicology and pharmacokinetic, or PK, studies. These studies are designed to examine multiple parameters with a range of analytical assessments in support of regulatory submissions using radiolabeled or non-radiolabeled test substances. Toxicokinetic assessments can be conducted in parallel or concurrent with ongoing toxicology programs and in compliance with good laboratory practice, or GLP, requirements. We also engaged an analytical testing laboratory to provide testing and other services, as well as documentation and reporting that meet regulatory requirements.

In late 2024, we and The University of Texas M. D. Anderson Cancer Center (“MD Anderson”) agreed to amend our five-year strategic collaboration agreement in favor of MD Anderson focusing solely on participation in our Phase I/II clinical trial. This amendment relieves us from the obligation to make up to $10 million of collaboration payments. We are obligated to pay charges incurred by MD Anderson in connection with the clinical trial. In January 2023, the Company made an initial payment of $250,000 to MD Anderson recorded as a Prepaid Expense pending such time as payments under the collaboration became due. Initial expenses of the clinical trial will be charged against the initial payment made to MD Anderson and for the nine months ended September 30, 2025 and 2024, were $146,372 and $0, respectively.

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

In September 2021, we engaged an independent compensation advisory firm to support the continued development of our compensation programs and governance model for officers, directors and employees. Our goal is to ensure that our culture, values, and strategic priorities are effectively represented in our compensation philosophy and strategy.

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

Results of operations

The following table summarizes the approximate amounts of our results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change

	(in thousands)
Operating Expenses
Research and development	$3,161	$1,227	$1,934	$7,947	$6,068	$1,879
General and administrative	1,400	938	462	4,007	4,500	(493)
Total operating expenses	4,561	2,165	2,396	11,954	10,568	1,386
Operating loss	(4,561)	(2,165)	(2,396)	(11,954)	(10,568)	(1,386)
Other income (expense)
Change in fair value of warrant liability	(279)	—	(279)	(9,676)	—	(9,676)
Grant income	22	12	10	524	39	485
Currency exchange gain (loss)	(32)	(157)	125	(107)	(285)	178
Interest income	—	—	—	—	1	(1)
Interest expense	(6)	(11)	5	(6)	(25)	19
Total other income (expense)	(295)	(156)	(139)	(9,265)	(270)	(8,995)
Net loss	(4,856)	(2,321)	(2,535)	(21,219)	(10,838)	(10,381)
Net loss attributable to common stockholders	$(4,856)	$(2,321)	$(2,535)	$(21,219)	$(10,838)	$(10,381)

Comparison of the three and nine months ended September 30, 2025 and 2024

Research and development expenses

Research and development, or R&D, expenses increased $1,934 and $1,879 thousand, respectively, in the three and nine months ended September 30, 2025, compared to the same periods in 2024. The increases in both periods reflect primarily increases in clinical trial spending, costs of drug production for drug used in the clinical trial, and for intellectual property expenses offset in part by reductions in compensation and benefits resulting primarily from restructuring actions and reduced stock compensation expense and reduced lab facilities costs.

General and administrative expenses

General and administrative expenses increased $462 thousand in the three months ended September 30, 2025, and decreased $493 thousand in the nine months ended September 30, 2025, compared to the same periods in 2024. The increases in the three months ended September 30, 2025, reflect primarily increased fees for professional services, primarily legal and accounting fees, increased compensation costs as voluntarily reduced management compensation returned to normal levels, state franchise taxes, costs associated with our annual meeting and other expenses of being a publicly traded company, and increased technology costs offset in part by reduced facility expenses. The decrease in the nine months ended September 30, 2025, reflects primarily decreases in compensation-related expenses, insurance expenses, legal fees, corporate franchise taxes, and facility and other operating-related costs offset in part by increased professional fees, including legal and accounting.

Change in fair value of warrant liability

The change in fair value of warrant liability expense was $279 thousand and $9,676 thousand in the three and nine months ended September 30, 2025, respectively, resulting primarily from a higher share price at September 30, 2025, and exercises of Series D warrants in the first quarter of 2025.

Grant income

Grant income increased $10 thousand and $485 thousand in the three and nine months ended September 30, 2025, respectively, compared to the same periods in 2024. Prior to September 2024, grant income was recognized under an

NIH grant awarded in April 2021 to fund certain costs to advance our lead therapeutic candidate into clinical trials. The April 2021 award ended in March 2024. We were awarded a second NIH grant in September 2024. Grant income in the 2025 periods are related to the 2024 Award.

Interest expense

Interest expense was $6 thousand in both the three and nine months ended September 30, 2025, compared to $11 thousand and $25 thousand, respectively, in the three and nine months ended September 30, 2024.

Interest income

Interest income was $0 in the three and nine months ended September 30, 2025, and $0 and $1 thousand in the three and nine months ended September 30, 2024, respectively.

Currency exchange gain (loss)

Loss on currency exchange was $32 thousand and $107 thousand in the three and nine months ended September 30, 2025, a decrease of $125 and $178 thousand, respectively, from the same periods in 2024, reflecting changes in exchange rates on billings in Euros from certain vendors.

Cash flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(11,374)	$(10,190)
Net cash used in investing activities	—	(21)
Net cash provided by financing activities	8,399	9,319
Net change in cash	$(2,975)	$(892)

Comparison of the nine months ended September 30, 2025 and 2024

Operating activities

During the nine months ended September 30, 2025, we used cash of $11,374 thousand in operating activities compared to $10,190 thousand used in the same period in 2024. Cash used in operating activities in the 2025 period primarily reflected our net loss of $21,218 thousand offset primarily by a $9,676 thousand non-cash change in warrant liability, a $424 thousand non-cash charge for share-based compensation expense, $260 thousand in accounts payable and accrued expenses, and a return of a security deposit of $112 thousand, offset by an increase of $435 thousand in prepaid expenses and an increase of $198 thousand in grants receivable.

Changes in accounts payable and accrued expenses were generally due to the amounts and timing of vendor invoicing and payments.

Investing activities

During the nine months ended September 30, 2025, we used cash of $0 in investing activities, compared to $21 thousand used in the nine months ended September 30, 2024, primarily for purchases of laboratory and computer equipment.

Financing activities

During the nine months ended September 30, 2025, we obtained cash of $8,399 thousand (net) from the sale of equity securities. During the same period in 2024, we obtained cash of $9,319 thousand (net) from the sale of equity securities.

Liquidity and capital resources

Sources of liquidity

Since inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant operating losses and negative cash flows from our operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if ever. We have funded our operations to date primarily with proceeds from borrowings under convertible promissory notes, funds from our IPO and other equity financings, and our SBIR Awards. Through September 30, 2025, we had received net cash proceeds of approximately $71.3 million from these sources.

At September 30, 2025, we had cash of approximately $2.8 million.

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

We believe that our cash of approximately $2.8 million at September 30, 2025, and the $20 million in equity we received from the October 2025 Investment, will be sufficient to fund our operating expense and capital expenditure requirements into the fourth quarter 2026. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we expect. Changed circumstances may also result in the depletion of our capital resources more rapidly than we currently anticipate. We anticipate that we will require additional capital for additional research, development, and clinical trial costs as we seek regulatory approval of our product candidates, for operations, and for licenses or acquisitions of other product candidates we may choose to pursue. If we receive regulatory approval for TTX-MC138 or other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, all of which will vary depending on where and how we choose to commercialize approved product candidates.

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

Contractual obligations and commitments

At September 30, 2025, we had no future minimum lease payments under non-cancelable operating lease commitments. From time to time, we enter into contracts in the normal course of business with CROs, collaborators, CMOs and other third-parties for the manufacture of our product candidates, to support clinical trials and preclinical research studies and testing, and for other purposes. Any payments due upon completion or cancellation of these contracts generally consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation although some agreements provide for termination fees or payments for the balance of the term of the agreement.

Collaboration obligations

On July 29, 2022, we signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, we anticipated making certain expenditures with respect to Phase I and Phase II clinical trials in part through MD Anderson as a clinical site. MD Anderson was also expected to provide preclinical work under the collaboration. The details of clinical and preclinical work were to be mutually agreed by the parties prior to commencing work. We had agreed to fund up to $10 million over the term of the collaboration. In January 2023, we made an initial payment of $250,000 to MD Anderson recorded as a Prepaid Expense pending such time as payments under the collaboration became due. As a result of changes at MD Anderson and the Company, we and MD Anderson agreed to amend the collaboration to continue our clinical trial currently underway at MD Anderson. Initial expenses of the clinical trial will be charged against the initial payment made to MD Anderson and which for the nine months ended September 30, 2025 and 2024, were $146,372 and $0, respectively.

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

While our significant accounting policies are described in more detail in Note 2 to our financial statements for the nine months ended September 30, 2025, elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Research and development expenses

In preparing our financial statements, we are required to estimate our accrued research and development expenses.

We rely to a significant extent on third-parties to conduct preclinical studies, manufacture drug substance and drug products, provide materials, conduct analytical testing and to provide clinical trial services, including trial conduct, data management, statistical analysis, medical and safety monitoring, and electronic compilation. At the end of each reporting period, we compare payments made to each service provider and clinical trial site to the estimated progress towards completion of the related project. Factors that we consider in preparing these estimates include materials delivered or services provided, milestones achieved, the number of patients enrolled in studies, and other criteria related to the efforts of these vendors. These estimates are subject to change as additional information becomes available. Depending on the timing of payments to vendors and estimated services provided, we record net prepaid or accrued expenses related to these costs.

The estimating process involves reviewing open contracts and purchase orders, communicating with our relevant personnel to identify services that have been performed on our behalf or deliveries of materials made to us, and estimating the level of service performed and the associated cost incurred for those services when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule, or when contractual milestones are met; however, some require advance payments. As of each balance sheet date, we make estimates of our accrued expenses based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

➢	vendors, including research laboratories, in connection with preclinical development activities;
➢	CROs and investigative sites in connection with preclinical testing and clinical trials;
➢	CMOs in connection with the production of drug substance and drug product formulations for use in preclinical testing and clinical trials; and
➢	clinical trial sites.

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

Internal control over financial reporting

In preparation of our financial statements to meet the requirements of our IPO, we determined that material weaknesses in our internal control over financial reporting existed prior to our IPO. See “Risk Factors” under the caption, “We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.” In September 2022, we retained an independent consulting firm to assist us improve our control systems and procedures and have implemented new software systems designed to enhance our ability to process financial transaction information. There is no assurance that any controls we implement will prevent fraud or enable accurate or timely financial reporting.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk related to changes in interest rates. At September 30, 2025, and December 31, 2024, our cash was held in checking and savings accounts at major U.S. banks. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our holdings, we do not believe that an immediate 10% change in interest rates would materially affect the fair market value of our investments or our financial position or results of operations.

At September 30, 2025, and December 31, 2024, we had no debt outstanding other than liabilities related to the right-of-use asset from our sublease in Newton, Massachusetts. We currently, therefore, are not subject to interest rate risk related to debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Euro, the currency for certain of our major purchases. For the three and nine months ended September 30, 2025, we recognized a loss on foreign currency transactions of $32 thousand and $120 thousand, respectively, recorded as a component of other income (expense) in our statements of operations. We do not believe that an immediate 5% change in the Euro exchange rate would have a material effect on our results of operations.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon such evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective.

Continuing Remediation Efforts

To remediate the previous material weaknesses in our internal control over financial reporting and address other deficiencies in our accounting processes, we previously began and continue to implement steps to address these matters, including the following:

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

While we believe that these efforts have improved our internal control over financial reporting and that we have remediated the material weaknesses in internal control over financial reporting described above, implementation of these and other measures will be ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. We cannot reasonably estimate when these remediation measures will be completed nor can we assure you that the measures we have taken to date, or measures we may take in the future, will be sufficient to avoid potential future material weaknesses. Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary.

Changes in Internal Control over Financial Reporting

Other than the remediation measures taken to date as described above, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. While we believe that the actions we have taken have improved our internal control over financial reporting and that we have remediated the material weaknesses in internal control over financial reporting described above, we cannot assure you that the measures we have taken to date, or measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

We will need to raise additional capital to continue operations in the future.

As of September 30, 2025, we had cash of approximately $2.8 million. In connection with the October 8, 2025, Investment, we received $20 million in equity. We believe that the combined amount of these funds will enable us to fund our operating expenses and capital requirements into the fourth quarter 2026. We will need to raise additional capital to continue as a going concern. The failure to obtain sufficient additional funds on commercially acceptable terms or at all when needed to fund our operations and satisfy our obligations to creditors may have a material adverse effect on our business, results of operations and financial condition and jeopardize our ability to continue operations. If we do not obtain capital when needed, we may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations.

Adverse global conditions, including economic uncertainty and tariffs, may negatively affect our financial results.

Global conditions, dislocations in the financial markets, or inflation could adversely impact our business. In addition, the global macroeconomic environment has been and may continue to be negatively affected by, among other things, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in global credit markets, supply chain weaknesses, instability in the geopolitical environment, political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets, which may adversely affect our business. For example, certain governments (including the United States government) have imposed or may impose tariffs on a wide range of products, raw materials, and intermediate goods. Additional tariffs, or retaliatory measures by other countries in response, may be implemented at any time. We cannot predict future changes in trade policy or the terms of any renegotiated trade agreements, nor can we determine the impact they may have on our business. Any such changes could have a material adverse effect on our business, financial condition, and results of operations.

Legislation or other changes in U.S. tax law may have a material adverse effect on our business, cash flow, financial condition, or results of operations.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act ("H.R.1") was signed into law on July 4, 2025, and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Internal Revenue Code of 1986, as amended, (the “IRC”) in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. H.R.1 provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, H.R.1 provides that for taxable years beginning after December 31, 2021, and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable years period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.

It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof. We urge investors to consult with their legal and tax advisers regarding the implications of actual and potential changes in tax laws on investment in our common stock.

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

Disruptions at FDA and other agencies may also slow the time necessary for new therapeutic candidates to be reviewed and/or approved by those agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as FDA and the SEC, have had to furlough critical employees and stop critical activities. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel or for other reasons, and FDA does not determine that a remote interactive evaluation will be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to a pandemic or for other reasons and may experience delays in their regulatory activities.

While the full impact of a U.S. federal government shutdown cannot be determined, a shutdown could affect us in several ways, including, but not limited to, the following:

●A shutdown could reduce or delay services from federal agencies that are critical to our business, such as the Internal Revenue Service (IRS) and the SEC. Delays in income verification, social security number verification, and regulatory reviews, approvals, or inspections could disrupt our operations or time-sensitive transactions.

●Critical government functions could be affected causing delays that impact the broader market. For instance, the Bureau of Labor Statistics and other agencies might pause the release of key economic indicators, which could increase market volatility.

The length and severity of any potential shutdown are uncertain, making it difficult to predict the full impact on our business.

Uncertainty regarding the potential for new initiatives, laws, regulations, policies and guidance affecting our product candidates or other aspects of our business, could materially and adversely affect our business.

There is substantial uncertainty as to whether and how the current administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges as we navigate development and approval of our therapeutic candidates or any future product candidates. Some of these efforts have to date manifested in the form of personnel cuts and measures that could impact the FDA’s ability to hire and retain key personnel. This could result in delays or limitations on our ability to obtain guidance from the FDA on our therapeutic candidates or any future product candidates we develop or on our ability to obtain requisite regulatory approvals in the future. There is uncertainty as to whether we will be materially and negatively impacted by governmental orders, regulations, policies or guidance, or disruptions to the normal operations of government agencies making it difficult to predict the full impact on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Unregistered Sales of Equity Securities

None.

(b)Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

(c)Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

2.1+

Membership Interest Purchase Agreement dated October 8, 2025, relating to ABCJ, LLC by and between TransCode Therapeutics, Inc. and DEFJ, LLC. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2025).

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

3.8

Amended and Restated Certificate of Designation of Series A Non-Voting Convertible Preferred Stock and Series B Non-Voting Convertible Preferred Stock of TransCode Therapeutics, Inc., dated October 27, 2025 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 27, 2025).

4.1+

Registration Rights Agreement dated October 8, 2025, by and between TransCode Therapeutics, Inc. and DEFJ, LLC (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2025).

10.1+

Investment Agreement dated October 8, 2025, by and between TransCode Therapeutics, Inc. and DEFJ, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on October 8, 2025).

10.2

Repurchase Agreement dated October 8, 2025, by and between TransCode Therapeutics, Inc. and DEFJ, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 8, 2025).

10.3

Contingent Value Rights Agreement dated as of October 8, 2025, by and between TransCode Therapeutics, Inc. and Vstock Transfer, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on October 17, 2025).

10.4*†

Second Amendment to Exclusive Patent License Agreement by and between TransCode Therapeutics, Inc. and The General Hospital Corporation, d/b/a Massachusetts General Hospital, dated as of September 30, 2025.

10.5*	Employment Agreement with Philippe Calais, dated as of October 8, 2025.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.
+	Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August
TRANSCODE THERAPEUTICS, INC.

Date: November 14, 2025	/s/ Philippe P. Calais
Philippe P. Calais
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	/s/ Thomas A. Fitzgerald
Thomas A. Fitzgerald
Chief Financial Officer
(Principal Financial and Accounting Officer)