Form 10-K
period 2025-12-31
Transcode Therapeutics, Inc.
filed 2026-04-15
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $6.5 million, based upon the closing price of the Registrant’s common stock on June 30, 2025. In determining the market value of non-affiliate common stock, shares of the Registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of April 3, 2026, was 916,968.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the Registrant’s definitive Proxy Statement for its 2026 annual meeting of stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year end of December 31, 2025. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

TRANSCODE THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are included in this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

➢	our ability to obtain stockholder approvals allowing for (i) the issuance of common stock upon the conversion of our Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, and Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share, in connection with our acquisition of ABCJ, LLC, the parent company of Polynoma, LLC ("Polynoma") pursuant to a Membership Interest Purchase Agreement, dated October 8, 2025, (ii) the issuance of common stock upon the conversion of our Series C Non-Voting Convertible Preferred Stock, par value $0.0001 per share issued pursuant to our licensing agreement with Unleash Immuno Oncolytics, Inc. ("Unleash"), dated March 2, 2026, and the respective timing thereof, and (iii) the potential issuance of shares of common stock pursuant to a Standby Equity Purchase Agreement (the “SEPA”) by and between us and YA II PN, LTD (“Yorkville”);
➢	our cash position, our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources, our need for additional financing and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
➢	a potential delisting of our common stock from trading on the Nasdaq Capital Market;
➢	our ability to continue as a going concern;
➢	the results and timing of our preclinical and clinical trial activities, including but not limited to our ability to enroll a sufficient number of patients timely to advance our clinical trials;
➢	our ability to expand our therapeutic candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
➢	the therapeutic benefits, effectiveness and safety of our therapeutic candidates;
➢	our ability to receive regulatory approval for our therapeutic candidates in the United States, Europe and other geographies;
➢	the expected regulatory approval pathway for our therapeutic candidates;
➢	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
➢	our ability to maintain adequate quality processes and oversight of vendors
➢	our ability to secure raw materials to support continued drug substance and drug product manufacturing
➢	our reliance on third-parties for the planning, conduct, management and monitoring of clinical trials, for the manufacture of clinical drug supplies and drug product meeting our specifications, and for other requirements;
➢	our estimates of the size and characteristics of the markets that may be addressed by our therapeutic candidates;
➢	market acceptance of our therapeutic candidates that are approved for marketing in the United States or other countries;
➢	our ability to successfully commercialize our therapeutic candidates, if approved for marketing;
➢	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our therapeutic candidates have been developed to treat;
➢	our ability to utilize our proprietary technological approach to develop and commercialize our therapeutic candidates;
➢	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;

➢	our ability to protect our own or in-licensed intellectual property and operate our business without infringing the intellectual property rights of others;
➢	our ability to attract, retain and motivate key personnel;
➢	our ability to generate revenue and become profitable;
➢	our reliance on third-party manufacturers to manufacture our drug substance and drug product that meets with our design specifications;
➢	our dependence on contract research organizations and other parties to manage our clinical trials;
➢	the outcome of our currently open Phase I/II clinical trial with TTX-MC138, which commenced in the third quarter of 2024, and our ability to complete this trial;
➢	the impact of natural disasters, global pandemics, armed conflicts and wars, labor disputes, lack of raw materials or other supplies, issues with facilities and equipment, or other forms of disruption to business operations at our manufacturing or laboratory facilities or those of our vendors;
➢	potential collaborations to license and commercialize any therapeutic candidates for which we receive regulatory approval in the future in or outside the United States; and
➢	other risks and uncertainties, including those listed under the caption “Risk Factors” in this Annual Report on Form 10-K and in our other regulatory filings.

The risks set forth above are not exhaustive. Other sections of this Annual Report on Form 10-K may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events and with respect to our business and future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You are advised, however, to consult any further disclosure we make in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

This Annual Report on Form 10-K may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Annual Report on Form 10-K also may include data based on our own internal estimates and research, including estimates regarding our consolidated financial statements and business operations. Our internal estimates have not been verified by any independent source and, while we believe any data obtained from industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Such third-party data, as well as our internal estimates and research, are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Part II, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

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

Summary of Material Risks

Our business is subject to numerous material and other risks and uncertainties that you should be aware of in evaluating our business. These risks are described more fully elsewhere in this Annual Report on Form 10-K and include, but are not limited to, the following:

➢	risks related to our acquisition of Polynoma and its potential effects on our business and the price of our common stock and other securities, including our issuance to DEFJ of our Series A Preferred Stock and Series B Preferred Stock, which are not convertible until our stockholders approve the conversions thereof;
➢	risks related to our licensing agreement with Unleash including our issuance to Unleash of our Series C Preferred Stock, which is not convertible until our stockholders approve the conversion thereof;
➢	risks related to the potential issuance of our common stock pursuant to the SEPA with Yorkville and its potential effects on the price of our common stock and other securities;
➢	our low cash position and our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
➢	our business is highly dependent on the success of TTX-MC138, our lead therapeutic candidate which is at the early stages of development. Our therapeutic and diagnostic candidates require significant additional preclinical, clinical development and manufacturing validation before we may be able to seek regulatory approval for and launch approved products commercially;
➢	a potential delisting of our common stock from trading on the Nasdaq Capital Market if we do not comply with Nasdaq listing requirements;
➢	our ability to continue as a going concern;
➢	the results and timing of our preclinical and clinical trial activities, including but not limited to our ability to enroll a sufficient number of patients timely to advance our clinical trials;
➢	our ability to expand our therapeutic candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
➢	the therapeutic benefits, effectiveness and safety of our therapeutic candidates;
➢	our ability to receive regulatory approval for our therapeutic candidates in the United States, Europe and other geographies;
➢	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
➢	our reliance on third-parties for the planning, conduct, management and monitoring of clinical trials, for the manufacture of clinical drug substance and drug product that meets our specifications and for other requirements;
➢	market acceptance of our therapeutic candidates that are approved for marketing in the United States or other countries;
➢	our ability to successfully manufacture and commercialize our therapeutic candidates;
➢	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our therapeutic candidates have been developed to treat;
➢	our ability to utilize our proprietary technological approach to develop and commercialize our therapeutic candidates;
➢	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
➢	our ability to protect our intellectual property and operate our business without infringing the intellectual property rights of others;
➢	our ability to attract, retain and motivate key personnel;
➢	our ability to generate revenue and become profitable;
➢	our ability to initiate and complete our clinical trials;

➢	our ability to arrange potential collaborations to license and commercialize any therapeutic candidates for which we receive regulatory approval in the future in or outside the United States;
➢	clinical development involves a lengthy, complex and expensive process, with an uncertain outcome, and the results of preclinical studies, manufacturing, and early-stage clinical trials of our therapeutic candidates may not be predictive of the results of later-stage clinical trials;
➢	we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development, manufacturing and commercialization of TTX-MC138 or any of our other therapeutic candidates;
➢	quality problems could delay or prevent delivery of our materials for clinical trials or to the market;
➢	changes in methods of therapeutic candidate manufacturing or formulation may result in additional costs or delays;
➢	our therapeutic candidates may cause undesirable side effects or death or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences;
➢	if we are unable to advance our therapeutic candidates to clinical development, obtain regulatory approval and ultimately commercialize our therapeutic candidates or if we experience significant delays in doing so, our business will be materially harmed;
➢	even if we receive regulatory approval of TTX-MC138 or any of our other therapeutic candidates, we will be subject to ongoing regulatory requirements and continued regulatory review, which may result in significant additional expense. We may be subject to penalties if we fail to comply with regulatory requirements;
➢	obtaining and maintaining regulatory approval for our therapeutic candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval for that or of any of our other therapeutic candidates in other jurisdictions;
➢	we expect to rely on third-parties to manufacture and supply materials we require for research and development, preclinical studies and clinical trials which could result in supplies that are limited or interrupted or which may not be of satisfactory quantity or quality or other delays or disruptions;
➢	our ability to import drug product from outside the U.S. which may be expensive and require extensive regulatory approval resulting in potential delays in conducting clinical trials or commercial launch;
➢	ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and consolidated results of operations;
➢	we face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do;
➢	the price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock;
➢	we are subject to geopolitical risks, economic volatility, anti-corruption laws, export and import restrictions, local regulatory authorities and the laws and medical practices in foreign jurisdictions;
➢	we have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our consolidated financial condition or consolidated results of operations, which may adversely affect our business and the trading price of our common stock, and
➢	other risks and uncertainties, including those listed under the caption “Risk Factors” in this Annual Report on Form 10-K and in our other regulatory filings.

Reverse Stock Splits

On May 23, 2023, we effected a reverse split of our common stock, either issued and outstanding or held by us as treasury stock, (the “2023 Reverse Split”) previously approved by our board of directors (the “Board”) and our stockholders. The 2023 Reverse Split was at a ratio of one share for every 20 shares previously held with no change in the par value per share. The 2023 Reverse Split did not change the number of authorized shares of common stock.

On January 16, 2024, we effected a reverse split of our common stock, either issued and outstanding or held by us as treasury stock, (the “January 2024 Reverse Split”) previously approved by our Board and stockholders. The January 2024 Reverse Split was at a ratio of one share for every 40 shares previously held with no change in the par value per share. The January 2024 Reverse Split did not change the number of authorized shares of common stock.

On December 4, 2024, we effected a reverse split of our common stock, either issued and outstanding or held by us as treasury stock, (the “December 2024 Reverse Split”) previously approved by our Board and stockholders. The December 2024 Reverse Split was at a ratio of one share for every 33 shares previously held with no change in the par value per share. The December 2024 Reverse Split did not change the number of authorized shares of common stock.

On May 15, 2025, we effected a reverse split of our common stock, either issued and outstanding or held by us as treasury stock, (the “May 2025 Reverse Split”) previously approved by our Board and stockholders. The May 2025 Reverse Split was at a ratio of one share for every 28 shares previously held with no change in the par value per share. The May 2025 Reverse Split did not change the number of authorized shares of common stock.

All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in our consolidated financial statements have been retroactively adjusted to reflect the 2023 Reverse Split, the January 2024 Reverse Split, the December 2024 Reverse Split, and the May 2025 Reverse Split.

PART I

Except where the context otherwise requires or where otherwise indicated, the terms “TransCode Therapeutics,” “TransCode,” “we,” “us,” “our,” “our company,” the “Company,” and “our business” refer to TransCode Therapeutics, Inc.

ITEM 1. BUSINESS

Overview

TransCode is a clinical-stage company pioneering immuno-oncology and RNA therapeutics for treatment of high risk and advanced cancers. Our lead therapeutic product candidate is TTX-MC138, an antisense inhibitor of an oncogenic microRNA. TTX-MC138 has recently completed a Phase 1a clinical trial. In addition to other RNA-targeted product candidates, we are conducting research and development of a cancer vaccine product candidate and an oncolytic immunotherapy platform.

Polynoma Acquisition. On October 8, 2025, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with DEFJ, LLC, a Delaware limited liability company, (“DEFJ”) pursuant to which we acquired 100% of the issued and outstanding membership interests of ABCJ, LLC, a Delaware limited liability company, (“ABCJ”) (such transaction, the “Acquisition”). In the Acquisition, we issued 1,152.9568 shares of our Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”) to DEFJ. Each share of Series A Preferred Stock is convertible into 10,000 shares of common stock. Prior to the Acquisition, ABCJ was a wholly owned subsidiary of DEFJ and an indirect wholly owned subsidiary of CK Life Sciences Int’l., (Holdings) Inc., a listed entity on the Main Board of the Hong Kong Stock Exchange.

ABCJ owns 100% of the issued and outstanding membership interests of Polynoma, LLC, a Delaware limited liability company, (“Polynoma”) headquartered in San Diego, California. Polynoma is an immuno-oncology focused biopharmaceutical company developing Seviprotimut-L, an investigational polyvalent antigen vaccine intended to reduce the risk of recurrence of cancer in patients with stage IIB and IIC melanoma who have limited options. Seviprotimut-L has been safely administered in clinical trials to more than 1,000 patients.

We intend to work on developing both TTX-MC138 and Seviprotimut-L, with the initial focus on advancing TTX-MC138 in a planned Phase 2a clinical trial. We believe there is potential to augment Seviprotimut-L’s focus with TTX-MC138 by addressing micrometastases in stage IIB and IIC melanoma patients and intend to conduct preclinical research combining seviprotimut-L and TTX-MC138 to explore potential synergies between the two compounds.

Concurrent with the Acquisition, we entered into an Investment Agreement (the “Investment Agreement”) with DEFJ. Pursuant to the Investment Agreement, DEFJ agreed to purchase, and we agreed to issue and sell in a private placement, an aggregate of 223.7337 shares of Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share, (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”) for a price per share of $111,740, for an aggregate purchase price of approximately $25 million. The aggregate purchase price consisted of a cash subscription of $20 million paid on October 8, 2025, and a promissory note (the “Promissory Note”) in the aggregate principal amount of approximately $5 million (together, the “Investment”). The Promissory Note accrued interest at a rate of 4% per annum, calculated as simple interest on a 365-day year. The principal and accrued interest were paid on December 30, 2025. Each share of Series B Preferred Stock is convertible into 10,000 shares of common stock.

Unleash License. On March 2, 2026, we entered into an Exclusive Licensing Agreement (the “Unleash Licensing Agreement”) with Unleash Immuno Oncolytics, Inc., a Delaware corporation, (“Unleash”) pursuant to which we acquired a pre-clinical candidate program involving genetically-engineered adenoviruses to harness the immune system to fight cancer, as well as an exclusive, perpetual, irrevocable, worldwide, fully-paid up, royalty-free, sublicensable right and license to related technology.

As consideration for the Unleash Licensing Agreement, pursuant to an Equity Issuance and Registration Rights Agreement with Unleash (the “Unleash Registration Rights Agreement”), we agreed to issue 1,136,364 shares of Series C Non-Voting Convertible Preferred Stock, par value $0.0001 per share, (the “Series C Preferred Stock”) to Unleash. The Series C Preferred Stock is not convertible until our stockholders approve its conversion into shares of common stock in accordance with the listing rules of Nasdaq (the “Unleash Stockholder Approval”). Following the Unleash Stockholder Approval, each share of

Series C Preferred Stock is convertible into one share of our common stock. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series C Preferred Stock are set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series C Non-Voting Convertible Preferred Stock (the “Series C Certificate of Designation”). Pursuant to the Unleash Registration Rights Agreement, we agreed to file a registration statement registering the shares issued under the Unleash Registration Rights Agreement and to use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable after such registration statement is filed. We also granted Unleash customary demand registration and indemnification rights and entered into customary issuer covenants.

RNA Delivery Challenge

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

Proprietary TTX Drug Design Engine

The therapeutic potential of RNA in oncology remains an unrealized promise due, we believe, to the difficulty in safely and effectively delivering oligonucleotides to tumors. We have created a design engine to customize the development of RNA therapeutics that we believe brings us closer to solving this challenge. This engine, which we call TTX, is modular, both at the levels of the core delivery vehicle and with respect to therapeutic loading. The size, charge, surface chemistry, conjugation chemistry, and payload can be selected to meet desired PK, PD, and tissue targeting specifications thus optimizing (i) delivery to the intended genetic target and (ii) the therapeutic load. The therapeutic load, consisting of synthetic oligonucleotides, can also be adapted to the specific approach being developed. Approaches can include RNA interference, or RNAi, such as small interfering RNAs, or siRNAs, and non-coding RNA mimics. Other approaches can include antisense oligonucleotides, or ASOs, as well as Pattern Recognition Receptors such as RIG-I. Our TTX platform can further be used for developing radioligand, small molecule, antibody, peptide, or protein-based therapeutics and other custom products targeting known and novel biomarkers and other genetic elements as they are discovered and validated. TTX has been used successfully to deliver oligonucleotide, peptide, small molecule, radioligand, and protein payloads to cancer cells in preclinical animal models. Further, TTX has also been used to deliver oligonucleotide payloads to macrophages in multiple organs, including lungs, liver, lymph nodes, and tumors. We believe our TTX drug design engine can be effective in developing treatments for cancer and pathologies related to macrophage dysfunction.

We believe that demonstrating our ability to overcome the challenge of RNA delivery to genetic targets outside of the liver, and specifically to tumors and metastases, would represent a major step forward in unlocking therapeutic access to genetic targets involved in a range of cancers. Based on our clinical and preclinical experience, we expect our competitive advantages to include effectively reaching tumors and metastases, achieving robust target engagement in tumor cells, and offering an anticipated wide therapeutic window.

Modular Design Toolbox

Our TTX approach is based on four complementary elements that we believe together address the challenges of RNA drug development in oncology:

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

Lead RNA Program

Our lead therapeutic candidate, TTX-MC138, targets microRNA-10b, or miR-10b, a master regulator of metastatic cell viability in a range of cancers, including breast, pancreatic, ovarian, colon, glioblastomas, and several others.

In 2023, we conducted a Phase 0 clinical trial using a microdose of a radiolabeled form of TTX-MC138 called TTX-MC138-NODAGA-Cu64. The trial was designed to demonstrate quantitative delivery of TTX-MC138 to metastatic lesions in subjects with advanced solid tumors. On May 29, 2024, we announced preliminary data from the patient enrolled in the Phase 0 clinical trial suggesting effective targeting of metastatic lesions and pharmacodynamic activity in blood, even at a microdose. The results from the patient dosed in the Phase 0 clinical trial indicated that a microdose of radiolabeled TTX-MC138 resulted in significant inhibition of the drug candidate’s molecular target, miRNA-10b, in the patient’s blood. Specifically, after injection, the amount of miR-10b in the patient’s blood at 24 hours following dosing was approximately 66% lower than levels prior to administration of radiolabeled TTX-MC138. We believe these data support our belief that clinical development of TTX-MC138 has the potential for clinical benefit in patients with metastatic cancer. In addition, the Phase 0 clinical trial also quantified the amount of drug candidate delivered to metastatic lesions, providing further indication that TTX-MC138 accumulated in metastatic tumors. The increase of radioactive lesion-to-blood ratios suggests that circulating TTX-MC138 is actively taken up by cancerous tissue. Overall, the microdose of radiolabeled TTX-MC138 was well tolerated with no adverse events observed. The clinical study report has been completed and results shared at a scientific meeting.

In the second half of 2024, we commenced a Phase 1a clinical trial designed as an open-label, multicenter study in cancer patients with advanced solid tumors. The objectives of this trial were to evaluate the safety and tolerability of escalating dose levels of TTX-MC138 to determine its maximum tolerated dose, or MTD, from which we anticipated selecting a recommended Phase 2 dose, or RP2D, level. On October 14, 2025, we announced completion of this trial, that the trial had met the primary endpoint of safety, and the decision to move forward into the next stage of clinical evaluation of TTX-MC138.

In the Phase 1a trial, 16 patients were treated using four escalating dose levels. No significant treatment-related safety events or dose-limiting toxicities were observed and there were positive pharmacodynamic effects over all four dose levels, consistent with preclinical models and our Phase 0 clinical trial results. Key assessments in the clinical trial are to characterize TTX-MC138’s safety, pharmacokinetic, pharmacodynamic and anti-tumor activity thus identifying an MTD and ensuring the mechanism of action is on target. The clinical trial also is exploring the effect of TTX-MC138 on biomarker expression, which may include miR-10b expression, and miR-10b downstream targets (RNA sequencing). Clinical assessments to further evaluate TTX-MC138 include clinical laboratory exams, CT scan assessments, and response assessments per RECIST criteria. We believe that results from the Phase 1a trial support advancement to a Phase 2a clinical trial with the treatment dose selected based on the Phase 1a results.

On December 11, 2025, we announced a new collaboration to evaluate TTX-MC138 as part of the PRE-I-SPY clinical trial platform operated by Quantum Leap Health Care Collaborative (“Quantum Leap”). The PRE-I-SPY program will incorporate TTX-MC138 into a Phase 2a clinical trial designed as a multicenter, open-label, dose-expansion trial treating patients for one year with one year of post-treatment follow-up. The trial will evaluate event-free survival, ctDNA dynamics and pharmacokinetics of TTX-MC138 in up to 45 patients with stage I-III adenocarcinoma of the colon or rectum, who are ctDNA positive with minimal residual disease detected by tumor-informed ctDNA assays, who have completed standard curative-intent therapy, and who show no radiographic evidence of recurrence or metastasis. This trial is planned to begin in the second quarter 2026 and will be led by Principal Investigator Dr. Paula Pohlmann of the MD Anderson Cancer Center. The study is being conducted under a Quantum Leap IND and cross-referenced to our IND.

Other RNA Programs

Our preclinical RNA programs include TTX-siPDL1, an siRNA-based modulator of programmed death-ligand 1, or PD-L1, and two indication-agnostic programs, TTX-RIGA, an RNA-based agonist of the retinoic acid-inducible gene I, or RIG-I, targeting activation of innate immunity in the tumor microenvironment; and TTX-siMYC, an siRNA-based MYC inhibitor.

Seviprotimut-L

Seviprotimut-L, the Polynoma product candidate in development for the adjuvant treatment of patients with Stages IIB and IIC melanoma, is a polyvalent vaccine derived from three human melanoma cell lines. It is intended for patients with high-risk melanoma who have undergone surgery. Seviprotimut-L has received Fast Track designation from the FDA for its potential to treat melanoma. A Phase III clinical trial has completed its dose evaluation and preliminary efficacy; preliminary data have been encouraging in certain patient subgroups such as those under age 60 and those with specific types of primary melanomas.

We intend to evaluate a combination treatment of TTX-MC138 and Seviprotimut-L in a preclinical program. The program aims at exploring potential synergies between both compounds to address metastatic disease. While there is no prior experimental evidence that any such synergies exist, we believe that testing TTX-MC138 in combination with a cancer vaccine is justified based on the known immunomodulatory roles of miR-10b, the target for TTX-MC138. Specifically, miR-10b has been shown to inhibit MICB, a ligand of NKG2D, which thus inhibits tumor cell killing by natural killer, or NK, cells. Roles for miR-10b in checkpoint inhibition have also been described in the literature. Notably, in murine models of glioblastoma, miR-10b inhibition activated antitumor immune responses, increased cytotoxic CD8+ T cells infiltration, and promoted durable immune memory, enabling tumor rejection upon rechallenge.

Oncolytic Immunotherapy Platform

Under the Unleash Licensing Agreement, we acquired rights to three compounds, UIO 524, UIO 525 and UIO 526, that we believe complement and expand our oncology pipeline. These compounds comprise a next-generation, biology-driven oncolytic immunotherapy platform designed to address solid tumor indications with high-unmet medical needs, beginning with muscle-invasive bladder cancer (MIBC). MIBC is a significant unmet medical need with poor outcomes, limited durable treatment options, and a highly immunosuppressive tumor microenvironment. Bladder cancer overall represents a multi-billion-dollar global market, with muscle-invasive disease accounting for a disproportionate share of treatment intensity and healthcare costs, creating what we believe is a compelling opportunity for differentiated therapeutic approaches.

UIO-524, the lead Unleash candidate, is a rationally-designed oncolytic adenovirus engineered to selectively replicate within both malignant cells and cancer-associated stroma. The virus delivers a multi-cytokine immune-activating payload comprising CD40-L, 4-1BBL, and IL-21, intended to activate dendritic cells, T cells, and NK cells, and to drive a robust, systemic anti-tumor immune response. UIO-524 is regulated by a proprietary SPARC promoter that is highly active in malignant cells and cancer-associated stromal compartments and which enables biology-driven differentiation. This design enables selective viral replication and localized expression of immune-activating cytokines within the tumor microenvironment.

UIO-524 builds on CG Oncology’s CG0070, the most clinically advanced and successful oncolytic adenovirus to date, demonstrating meaningful activity in non–muscle-invasive bladder cancer (NMIBC). UIO-524 contains a structurally-related oncolytic adenovirus backbone, incorporates tumor- and stroma-targeted replication, and contains a more comprehensive, multi-cytokine immune payload. This design positions UIO-524 as a next-generation oncolytic immunotherapy candidate intended to address more aggressive diseases such as MIBC.

MD Anderson Cancer Center Alliance

In late 2024, we and The University of Texas M. D. Anderson Cancer Center (“MD Anderson”) agreed to amend our five-year strategic collaboration agreement in favor of MD Anderson focusing solely on participation in our Phase I/II clinical trial. This amendment relieved us from the obligation to make up to $10 million of collaboration payments. We are obligated to pay charges incurred by MD Anderson in connection with clinical trial services.

TTX-MC138

Our scientific co-founders developed our initial therapeutic candidate while on staff at The General Hospital Corporation, d/b/a Massachusetts General Hospital, or MGH. They designed TTX-MC138 to leverage our TTX drug design engine using antisense technology to target microRNA-10b, or miR-10b, a well-validated biomarker linked to metastatic cancer. In contrast, most anti-cancer therapies target primary tumors and do not address metastatic disease specifically. MicroRNA-10b has been shown to be the master regulator of metastatic disease in multiple tumor types. Effective therapeutics have not been developed targeting microRNA-10b because of, we believe, challenges in delivering nucleic acids to tumors despite microRNA-10b’s strong association with cancer metastasis as documented in over 700 peer-reviewed scientific publications deposited on PubMed that refer to miR-10b.

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

In April 2024, we received an Investigational New Drug “Study May Proceed” letter from the FDA to conduct a Phase I/II clinical trial with TTX-MC138. The Phase I/II clinical trial is an open-label, multicenter study in cancer patients with advanced solid tumors. The objectives of this trial are to evaluate safety and tolerability of escalating dose levels of TTX-MC138. The objective of the dose-escalation stage of the trial is to determine the maximum tolerated dose, or MTD, of TTX-MC138 from which we anticipate selecting a recommended Phase 2 dose, or RP2D, level. On September 17, 2024, we announced the dosing of the first patient in the Phase I/II clinical trial. On October 10, 2024, we announced completion of the initial dosing of the first cohort’s three patients, and, on October 23, 2024, we announced receipt of the clinical trial’s Safety Review Committee’s authorization to proceed with dosing the second patient cohort. On January 14, 2025, we announced dosing the first patient in Cohort 3 of the clinical trial. On February 6, 2025, we announced completion of the initial dosing of Cohort 3. On March 13, 2025, we announced the Safety Review Committee’s approval to begin dosing the fourth cohort of the clinical trial. We announced the initial dosing of the first patient in Cohort 4 on March 27, 2025. Key assessments in the clinical trial characterize the safety, pharmacokinetic, pharmacodynamic and anti-tumor activity thus identifying a maximum tolerated dose (MTD) and ensuring the mechanism of action is on target. The study is also exploring the effect of TTX-MC138 on biomarker expression, which may include miR-10b expression, and miR-10b downstream targets (RNA sequencing). Clinical assessments to further evaluate TTX-MC138 include clinical laboratory exams, CT scan assessments, and response assessments per RECIST.

Polynoma Acquisition and CK Life Sciences Strategic Financing

Membership Interest Purchase Agreement

On October 8, 2025, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with DEFJ, LLC, a Delaware limited liability company, (“DEFJ”) pursuant to which we acquired 100% of the issued and outstanding membership interests of ABCJ, LLC, a Delaware limited liability company (“ABCJ” and such transaction, the “Acquisition”). Prior to the Acquisition, ABCJ was a wholly owned subsidiary of DEFJ and an indirect wholly-owned subsidiary of CK Life Sciences Int’l., (Holdings) Inc. (“CKLS”), a listed entity on the Main Board of the Hong Kong Stock Exchange.

Under the terms of the Purchase Agreement, upon consummation of the Acquisition, which occurred concurrently with the execution of the Purchase Agreement (the “Closing”), in exchange for all of the membership interests of ABCJ outstanding immediately prior to the Closing, we issued to DEFJ an aggregate of (i) 83,285 shares of our common stock, par value $0.0001 per share, (“Common Stock”) which shares represented 9.99% of the shares of our Common Stock outstanding immediately prior to the Closing, and (ii) 1,152.9568 shares of our Series A Preferred Stock (as described below). In addition, we agreed to make up to $95 million in contingent milestone payments to DEFJ upon the achievement of certain milestones. Each share of Series A Preferred Stock is convertible into 10,000 shares of Common Stock. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series A Preferred Stock are set forth in the Certificate of Designation (as defined and described below). The Acquisition is intended to be treated as a taxable exchange for U.S. federal income tax purposes.

Investment Agreement

Concurrent with the Acquisition, on October 8, 2025, we entered into an Investment Agreement (the “Investment Agreement”) with DEFJ. Pursuant to the Investment Agreement, DEFJ agreed to purchase, and we agreed to issue and sell in a private placement, an aggregate of 223.7337 shares of Series B Preferred Stock for a price per share of $111,740 or an aggregate purchase price of approximately $25 million. The aggregate purchase price comprised a cash subscription of $20 million and a promissory note (the “Promissory Note”) in the aggregate principal amount of approximately $5 million (the “Investment”). The Promissory Note accrued interest at a rate of 4% per annum, calculated as simple interest on a 365-day year. The principal and accrued interest were paid on December 30, 2025. Each share of Series B Preferred Stock is convertible into 10,000 shares of Common Stock. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series B Preferred Stock are set forth in the Certificate of Designation.

Approvals

Our Board unanimously approved the Purchase Agreement, the Investment Agreement and the related transactions. The consummation of the Acquisition and the Investment was not yet subject to approval by our stockholders. Pursuant to the Purchase Agreement, we have agreed to hold a stockholders’ meeting to submit the following matters to stockholders for their consideration: (i) the approval of the conversion of the shares of Series A Preferred Stock and Series B Preferred Stock into shares of Common Stock in accordance with the rules of the Nasdaq Stock Market LLC (the “Conversion Proposal”) and (ii) the approval of a “change of control” under Nasdaq Listing Rules 5110 and 5635(b) (the “Change of Control Proposal” and, together with the Conversion Proposal, the “Meeting Proposals”). In connection with these matters, we have agreed to file a proxy statement on Schedule 14A with the SEC.

Descriptions Qualified

The foregoing descriptions of the Acquisition, the Investment, the Purchase Agreement and the Investment Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreement and Investment Agreement, copies of which are filed as Exhibit 2.1 and Exhibit 10.13, respectively, to this Annual Report on Form 10-K and are incorporated herein by reference.

The Purchase Agreement and the Investment Agreement have been filed herewith to provide investors and securityholders with information regarding their terms. They are not intended to provide any other factual information about us, on the one hand, or DEFJ, ABCJ or OpCo (as defined in the Purchase Agreement), on the other hand. The Purchase Agreement and the Investment Agreement contain representations, warranties and covenants that we and DEFJ made to each other as of specific dates. The assertions embodied in those representations, warranties and covenants were made solely for purposes of the Purchase Agreement and the Investment Agreement between us and DEFJ and may be subject to important qualifications and limitations agreed to by us and DEFJ in connection with negotiating their terms, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the Purchase Agreement and the Investment Agreement. Further, the representations and warranties may be subject to a contractual standard of materiality that may be different from what may be viewed as material to investors or securityholders. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Purchase Agreement and the Investment Agreement, which subsequent information may or may not be fully reflected in our public disclosures.

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

In connection with the Acquisition, we obtained the clinical program for Seviprotimut-L, a novel polyvalent shed antigens vaccine for the adjuvant treatment of Stage IIB and IIC melanoma patients 60 years and younger. Seviprotimut-L has completed Phase 2 clinical development.

Through the Unleash Licensing Agreement, we obtained rights to an immuno-oncolytic therapeutic platform and are exploring developing agents that directly target tumors while simultaneously stimulating systemic immune responses. This platform expands our reach into novel mechanisms of action and enables the creation of differentiated, next-generation cancer therapies, initially focusing on muscle-invasive bladder cancer (MIBC).

Our Proprietary Delivery Engine, TTX, underpins multiple programs and is designed to (i) improve precision and targeting, (ii) enhance therapeutic index, and (iii) enable flexible payload and therapeutic modality development. We are in early preclinical stages with all but two of our therapeutic candidates.

We also intend to conduct a preclinical evaluation of a combination treatment using TTX-MC138 and Seviprotimut-L. The program aims at exploring potential synergies between both compounds to address metastatic disease. While there is no prior experimental evidence that any such synergies exist, we believe that testing TTX-MC138 in combination with a cancer vaccine is justified based on the known immunomodulatory roles of miR-10b, the target for TTX-MC138. Specifically, miR-10b has been shown to inhibit MICB, a ligand of NKG2D, which thus inhibits tumor cell killing by natural killer, or NK, cells. Roles for miR-10b in checkpoint inhibition have also been described in the literature. Notably, in murine models of glioblastoma, miR-10b inhibition activated antitumor immune responses, increased cytotoxic CD8+ T cells infiltration, and promoted durable immune memory, enabling tumor rejection upon rechallenge.

The following table summarizes our development pipeline:

RNA Background

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

TTX Drug Design Engine

The therapeutic potential of RNA in oncology remains an unrealized promise due, we believe, to the difficulty in safely and effectively delivering oligonucleotides to tumors. We believe we are now closer to solving this challenge by means of our proprietary TTX drug design engine.

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

Figure 1. Tunable Drug Design Engine

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

Preclinical Proof of Delivery

In our preclinical studies, we used our lead therapeutic, TTX-MC138, which is designed to specifically target miRNA-10b. The therapeutic candidate which was fluorescently labeled was injected into mice implanted with a murine breast cancer cell line. In this model, orthotopically implanted (breast area) tumors progress from localized disease to lymph node, lung, and bone metastases by 10 days after tumor inoculation. Optical imaging performed 24 hours after intravenous injection of TTX-MC138 revealed uptake by the metastatic lesions in the lymph nodes, lungs, and bone. Fluorescence microscopy confirmed widespread uptake by the metastatic tumor cells in these organs supporting our hypothesis that the therapeutic candidate, as designed can target disseminated cancer to distant organs. In addition to demonstrating delivery, we have also observed efficient target engagement. We analyzed the expression of the miRNA-10b target in a mouse model treated with TTX-MC138 and observed abolition of the target.

TTX-MC138

Metastatic cancer is cancer which has spread from an original tumor location to new sites in the body. Treatment of metastatic cancer is more complicated than treating early-stage cancer. Most treatments for metastatic cancer are focused on providing palliative care.

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

We are developing TTX-MC138 for the treatment of metastatic cancer. TTX-MC138 targets the validated critical driver of metastatic progression, microRNA-10b. We believe that TTX-MC138 has the potential to improve outcomes over treatment alternatives currently available as well as other drugs currently in development, which are geared towards treating primary cancer but are of limited efficacy treating disseminated malignancy. In preclinical studies of animals with metastatic lesions, TTX-MC138 was successfully delivered to those lesions, eliminated metastasis in the animals and elicited complete regression without recurrence, resulting in 100% survival of subjects treated in a stage II/III cancer model and 65% survival of subjects treated in a very aggressive stage IV cancer model.

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

Known microRNA-10b targets include Homeobox D10, or HOXD10, implicated in tumor cell migration and invasion, c-JUN, a critical inducer of cell proliferation and tumor progression, and phosphatase and tensin homolog (PTEN), which results in maintained AKT activation, a Ser/Thr kinase associated with proliferation, apoptosis, and growth. This effect on the AKT pathway allows for the improved self-renewal found in cancer stem cells highly expressing miR-10b. The key pathways through which miR-10b exerts its pro-metastatic effects are summarized in Fig. 3.

Figure 3. Key signaling pathways influenced by miR-10b.

Figure 4. Depicts TTX-MC138 delivery to metastatic lesions, infiltrating tumor cells to engage and inhibit miR-10b, designed to lead to tumor cell death.

Mechanism of Action of TTX-MC138

Our therapeutic concept is summarized in Fig. 4. TTX-MC138 represents a proprietary therapeutic candidate that inhibits microRNA-10b. In primary tumors, inhibition of microRNA-10b by TTX-MC138 leads to arrest of tumor cell dissemination to local and distant organs. We believe a combination of TTX-MC138 with low-dose doxorubicin may lead to metastatic cell death and complete and persistent regression of already formed metastatic lesions in local and distant organs. Low-dose doxorubicin was used to slow down cell division in tumor cells. In preclinical studies that utilize aggressive metastatic tumor models, the use of low dose doxorubicin was necessary to allow TTX-MC138 to fully inhibit microRNA-10b. Because metastatic growth is slower in humans, the use of a cytostatic such as doxorubicin will likely be unnecessary.

Results

In our preclinical studies outlined in Fig. 5, when TTX-MC138 was combined with a low-dose cytostatic (doxorubicin), there was complete and persistent regression of pre-existing metastatic cancer with no evidence of recurrence and no systemic toxicity. In preclinical studies that utilized aggressive metastatic tumor models, doxorubicin was used to allow TTX-MC138 to fully inhibit microRNA-10b. Because metastatic cell growth is slower in humans, we do not believe that a cytostatic such as doxorubicin will be necessary.

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

Figure 5. Preclinical activity of TTX-MC138 in models of metastatic breast cancer.

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

Positive Preclinical Results with TTX-MC138 in Pancreatic Adenocarcinoma

We have evaluated the efficacy of TTX-MC138 applied as monotherapy in a murine model of pancreatic adenocarcinoma. In this study, we treated mice bearing human pancreatic tumors implanted in their pancreata with TTX-MC138 once weekly for eight weeks. The candidate demonstrated a pharmacodynamic response by successfully inhibiting its target, miR-10b. Serum miR-10b was down-regulated by TTX-MC138 and was shown to be a potential surrogate biomarker of therapeutic efficacy, opening up the possibility of noninvasive monitoring of therapeutic response in human patients. Animals treated with TTX-MC138 showed an approximate 50% reduction of metastases compared to animals treated with gemcitabine.

These new findings expand the potential therapeutic relevance of TTX-MC138 beyond breast cancer, in which activity had previously been shown in preclinical studies, to include pancreatic adenocarcinoma. However, there is no assurance that these preclinical results will be duplicated in further preclinical studies or in cancer patients suffering from pancreatic cancer.

Figure 6. We have evaluated the efficacy of our lead therapeutic candidate, TTX-MC138, applied as monotherapy in a murine model of pancreatic adenocarcinoma. In this study, we treated mice bearing orthotopic xenografts derived from human pancreatic adenocarcinoma cells with TTX-MC138 once weekly for eight weeks. Animals treated with phosphate buffered saline or gemcitabine served as controls. Metastasis was significantly inhibited in animals treated with TTX-MC138 versus controls. The number of animals with evidence of metastasis and the number of metastasis-bearing organs per animal were reduced by approximately 50% in animals treated with TTX-MC138 versus gemcitabine. Importantly, TTX-MC138 demonstrated a pharmacodynamic response by successfully inhibiting its target, microRNA-10b (miR-10b).

TTX-MC138 Clinical Development

Phase 0 — First-in-Human Clinical Study

We conducted our FIH Phase 0 clinical trial at MGH, a major cancer center, in August 2023. The primary purpose of this trial was to demonstrate clinical delivery of TTX-MC138 to metastatic tumor lesions. Another objective of the Phase 0 trial was to evaluate the pharmacokinetics of a radiolabeled version of our therapeutic candidate. While only one patient was treated in this trial, this patient had metastatic lesions in three locations – bone, lungs and liver – and we obtained the results we expected. Namely, the data from this patient showed that radioactivity consistent with accumulation of TTX-MC138 was detected by noninvasive imaging in the regions of the metastatic lesions previously identified by fluorodeoxyglucose /positron emission tomography. In addition, radiolabeled TTX-MC138 had pharmacokinetic behavior consistent with that expected based on non-clinical IND-enabling studies. The patient tolerated the dosing with no reported adverse reactions. Metabolite analysis indicated circulation of intact radiolabeled TTX-MC138 for more than 20 hours, equivalent to that predicted by Drug Metabolism and Pharmacokinetics (DMPK) modelling, and that the drug candidate analyzed in the blood was identical to that of the manufactured drug candidate, demonstrating in vivo stability. Complete analysis of data from this first patient will be included in the final clinical study report for the study.

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

Figure 7. Evidence of accumulation of radiolabeled TTX-MC138 in clinical metastases.

Phase I/II Clinical Trial

In April 2024, we received an Investigational New Drug “Study May Proceed” letter from the FDA to conduct a Phase I/II clinical trial.

Trial Description

The Phase 1a dose escalation and expansion clinical trial, is an open-label, multicenter study in cancer patients with advanced solid tumors designed to assess the safety of the therapeutic candidate in humans, including observing potential side effects, and to determine the maximum tolerated dose, or MTD, of TTX-MC138 for treating subjects with metastatic cancer. It is anticipated that study subjects will have had prior surgical resection of their primary tumors.

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

Trial Progress

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

On May 8, 2025, we announced that three patients had been treated in the fourth cohort.

On October 14, 2025, we announced completion of the Phase 1a portion of the trial, that the trial met the primary endpoint of safety, and the decision to move forward into the next stage of clinical evaluation to assess the efficacy of TTX-MC138 across selected metastatic diseases.

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

Figure 8. Outcome of treatment with TTX-siPDL1 and gemcitabine, or Gem. The mice were treated with Gem (333.3 mg/kg) in solution with a low dose of either TTX-siPDL1 or siSCR (10mg/kg Fe; 520 nmoles/kg siRNA in both groups) or a high dose of TTX-siPDL1 or siSCR (10 mg/kg Fe, 937 nmoles/kg siRNA in both groups).

Our preclinical data were used in support of our application for Orphan Drug Designation which we received in June 2022. More recently, we carried out studies in a highly aggressive syngeneic orthotopic animal model of pancreatic ductal adenocarcinoma, or PDAC, that is characterized by intense desmoplasia, similar to human PDAC. Specifically, in this model, in untreated animals, tumor volume grew 788-fold over the course of 5 weeks, with 30-40% of the tumor mass attributed to a fibrous capsule. We implanted Hy15549 cells into the pancreas of C57BL/6 mice. Once tumors measured over 2 mm in diameter, as measured by anatomic MRI, treatment was initiated and involved gemcitabine (6.66 mg/mouse) and TTX-siPDL1 at two doses: low dose (1500 nmoles siRNA/kg) or high dose (2000 nmoles siRNA/kg). Our studies demonstrated that TTX-siPDL1 was successfully delivered and effective even in the highly desmoplastic and hypovascular Hy15549 murine model of PDAC, which has been deemed nonresponsive to antibody-based immune checkpoint blockade. Anatomic MRI showed that in the animals treated with high-dose TTX-siPDL1 alone or in combination with gemcitabine, tumor growth rates were lower than in the PBS controls (Fig. 8).

After two weekly treatments with TTX-siPDL1 plus gemcitabine, tumor volumes were four times smaller than in untreated animals. Importantly, animal survival was improved dramatically in animals treated with TTX-siPDL1 plus gemcitabine compared to all other groups. Among the animals treated with TTX-siPDL1 plus gemcitabine, the hazard ratio for overall survival (OS) relative to PBS was 0.08. Interestingly, even in the absence of gemcitabine, TTX-siPDL1 as monotherapy improved survival more dramatically than gemcitabine (HR, 0.24 for TTX-siPDL1 vs. 0.42 for gemcitabine) (Fig. 9). Immunohistology on the tumor tissues post-necropsy indicated that the treatment inhibited PD-L1, increased CD8+T cell recruitment, reduced Treg abundance, and increased immune cell toxicity as measured by Granzyme B levels. These findings were accompanied by lower cell proliferation, as shown by Ki-67 staining. Finally, as an initial measurement of tissue damage due to the treatment, we analyzed major organs by histopathology and saw no differences from the vehicle-treated controls. Considering the aggressive and fibrous nature of the Hy15549 model and its resistance to traditional checkpoint inhibitors, the described RNAi-based therapeutic approach could be promising against PDAC and could make an impact on one of the most intractable cancers which has long evaded the power of modern medicine to deliver long-term survival.

Figure 9. Combination treatment with gemcitabine and TTX-siPDL1 (depicted in Figure as MN-siPDL1). Image on left: Representative T2- weighted MR images during the course of treatment. Tumors were segmented manually using ImageJ. Graph in middle, top: Change in tumor volume during treatment Graph on right, top: Change in body weight during treatment. Graph in middle, bottom: Kaplan-Meier survival analysis demonstrating survival improvement in animals treated with high-dose TTX-siPDL1 plus gemcitabine vs. control groups. Table on right, bottom: Hazard Ratios for Overall Survival.

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

Our therapeutic candidate, TTX-RIGA, is in preclinical development. TTX-RIGA is designed to utilize our proprietary delivery system to deliver a RIG-I agonist to tumor cells. TTX-RIGA is intended to activate the RIG-I signaling pathway, in turn triggering an immune response that targets cancer. The results of the testing we have completed support continuation of our research with this candidate. A manuscript detailing feasibility studies with RIGA was recently published in BioRxiv. Furthermore, we have demonstrated successful synthesis of TTX-RIGA and its capability to agonize RIG-I and induce immune activation. In an animal model of melanoma, treatment with TTX-RIGA injected intravenously over six consecutive days inhibited tumor growth and, importantly, largely arrested the growth of secondary recurrent tumors implanted six days after the final treatment due to activation of a type I IFN immune response. This effect was not seen in animals injected intratumorally with a current standard-of-care RIG-I agonist (Fig. 10).

Figure 10. C57BL/6 mice were implanted subcutaneously with B16-F10 cells. Treatment was initiated once tumors were established. Treatment continued until day 6 after tumor implantation. On day 12 after the beginning of treatment, a secondary tumor challenge with the same cell line was performed by subcutaneous implantation into the contralateral flank.

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

Seviprotimut-L

Seviprotimut-L is an allogeneic, polyvalent, partially purified shed melanoma antigen vaccine derived from three proprietary human melanoma cell lines: SFHM2, SFHM4 and SFHM8 and bound to alum as an adjuvant. Seviprotimut-L stimulates humoral and cellular immune responses. Melanoma-associated antigens (MAAs) found in seviprotimut-L are taken up by antigen-presenting cells (e.g., dendritic cells) which then activate the production of antigen-specific cytotoxic T-lymphocytes (CTLs) as well as develop antibody responses against MAAs. These CTLs and antibodies then recognize and act on tumor cells expressing the MAAs on their surfaces, causing cell death. Seviprotimut-L is currently in development for the adjuvant treatment of patients with Stages IIB and IIC melanoma, following definitive resection.

Seviprotimut-L received an FDA Fast track designation in 2020 and a Special Protocol Assessment (SPA) to run the pivotal Phase 3 Melanoma Antigen Vaccine Immunotherapy Study (MAVIS) trial in 2022 for stage IIB/IIC melanoma. The final analysis of Part B1 data from the MAVIS trial demonstrated that a subgroup analysis of patients receiving seviprotimut-L with AJCC Stage IIB/IIC melanoma, under age 60 with a median follow-up time of 45.8 months (3.8 years), showed clinically significant improvement in recurrence-free survival (RFS), reducing the risk of disease recurrence or death by 68% (HR=0.32; 95% CI, 0.121, 0.864) compared to patients receiving placebo. Additionally, RFS was more favorable in patients under age 60 with ulcerated melanomas (HR 0.21; 95% CI: 0.065-0.702), and there was a trend toward improved overall survival (OS) (HR 0.34; 95% CI: 0.117, 0.975) for patients that received seviprotimut-L compared to those receiving placebo. Seviprotimut-L was extremely well tolerated, with adverse events (AEs) similar to patients that received placebo; there were no immune-mediated AEs or other treatment-related serious AEs observed.

Unleash Program

In March 2026, TransCode announced that it obtained the rights to license and develop three pre-clinical stage drug candidates, UIO 524, UIO 525 and UIO 526 from Unleash. The addition of UIO-524 complements and expands TransCode’s oncology pipeline by introducing a next-generation, biology-driven oncolytic immunotherapy platform designed to address solid tumor indications with high-unmet medical need, beginning with muscle-invasive bladder cancer (MIBC).

UIO-524 is a next generation, rationally-designed oncolytic adenovirus engineered to selectively replicate within both malignant cells and cancer-associated stroma. The virus delivers a multi-cytokine immune-activating payload comprising CD40-L, 4-1BBL, and IL-21, intended to activate dendritic cells, T cells, and NK cells and to drive a robust, systemic anti-tumor immune response. The hybrid SPARC promoter drives stromal-tumor-specific virus replication.

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

INTELLECTUAL PROPERTY

Our intellectual property, or IP, portfolio is directed to our therapeutic candidates and their targeted use and development in specific patient populations and in specific indications. Comprised primarily of intellectual asset types of patents, trademarks, know-how and trade secrets, our rights-based portfolio currently consists of seven different patent families and one trademark. Our patent portfolio comprises issued patents, pending patent applications and new provisional patent applications. We have licensed rights to patents issued in the U.S. which we believe provides exclusivity for a significant portion of the potential worldwide market for TTX-MC138, our lead candidate, and are pursuing additional filings in both the U.S. and elsewhere. Patents we have licensed for a TTX-MC138-associated biomarker test have issued in both the U.S and in the European Union. Seviprotimut-L is based on proprietary cell lines. UIO-524, 525, and 526 are protected by an issued patent and two Patent Cooperation Treaty, or PCT, applications in the U.S. and Europe.

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

Therapeutic Patent Rights Assigned to TransCode

Template Directed Immunomodulation for Cancer Therapy

➢	International Application (PCT/US2021/65580) filed December 30, 2021. Corresponding national stage applications are pending in the United States, Canada, Japan, Australia, Europe and Korea.

Nanoparticle and Template Directed Rig-I Agonist Precursor Compositions and Uses thereof for Cancer Therapy

➢	International Application (PCT/US/2023/026460) filed June 28, 2023. Corresponding national stage applications are pending in the United States, Europe, and Japan.

Pharmaceutical Formulations, Dosing and Methods for the Treatment of Advanced Solid Tumors

➢	U.S. Provisional Application No. US 63/898.419 filed October 13, 2025.

Methods for the Treatment of Minimal Residual Disease of Colorectal Cancer (CRC)

➢	U.S. Provisional Application No. 63/963,986 filed January 20, 2026

Unleash (UIO) acquired Patents

Isolated DNA fragment of the SPARC human promoter and its use for driving the expression of an heterologous gene in tumor cells

➢	U.S. Patent No. 8.346.160: granted May 7, 2013

Oncolytic Adenoviral Vector and Methods of Use

➢	International PCT Application No. PCT/US2020/019179 filed February 21, 2020. Corresponding national stage U.S. application granted as U.S. Patent No. 11,542,526.

Oncolytic Adenoviral Vector and Methods of Use

➢	International PCT Application No. PCT/US2023/074623 filed September 20, 2023. Corresponding national stage applications are pending in the United States and Europe.

Therapeutic Patent Rights (Covered under MGH License)

Therapeutic Nanoparticles and Methods of Use Thereof

➢	US 9,763,891 — Granted (Issued September 2017). Expiry not expected before 2032.
➢	US 9,629,812 — Granted (Issued April 2017). Expiry not expected before 2032.
➢	US 10,463,627 — Granted (Issued November 2019). Expiry not expected before 2032.

Biomarker Patent Rights (Diagnostic test) miRNA Profiling Compositions and Methods of Use

➢	US 10,086,093 — Granted (Issued October 2018). Expiry not expected before 2034.
➢	US 18/339,621 — Pending.
➢	EP 2961386 — Granted (Issued July 2019). Expiry not expected before 2034.

Compositions and Methods for Tunable Magnetic Nanoparticles

➢

PCT/US 2020/63635 — Application filed December 7, 2020. Corresponding national stage applications pending in Australia, Canada, China, Europe, Hong Kong, Japan, Korea, and the U.S. Expiry not expected before 2040.

Compositions and Methods for Immune Checkpoint Inhibition

➢	PCT/US 2019/050003 — Application filed September 6, 2019. Corresponding national stage filings pending in Australia, Canada, China, Europe, Japan, Korea, and the U.S. Expiry not expected before 2038.

MGH LICENSE

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

Amendments to MGH License Agreement

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

Effective August 15, 2025, we and MGH amended the MGH License again. Under the second amendment the timelines for the pre-sales requirements for Patent Family 1 (as defined in the MGH License) were updated, and the requirements and timelines for the pre-sales requirements for Patent Family 2 (as defined in the MGH License) were updated. In addition, the aggregate dollar amount of one-time milestone payments we are obligated to pay MGH upon certain milestones was increased from $1,550,000 to $2,950,000 for each patent family; and the individual amounts for therapeutic product- or processes-related milestone payments were updated.

UNLEASH LICENSE

In March 2026, we entered into the Unleash Licensing Agreement pursuant to which we acquired a pre-clinical candidate program involving genetically-engineered adenoviruses to harness the immune system to fight cancer, as well as an exclusive, perpetual, irrevocable, worldwide, fully-paid up, royalty-free, sublicensable right and license to related technology. As consideration for the Unleash Licensing Agreement, pursuant to the Unleash Registration Rights Agreement, we agreed to issue 1,136,364 shares of our Series C Preferred Stock to Unleash. The Series C Preferred Stock is not convertible until our stockholders approve its conversion into Common Stock in accordance with the listing rules of Nasdaq. Following the Unleash Stockholder Approval, each share of Series C Preferred Stock is convertible into one share of our Common Stock.

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

There are a number of oncology companies with targeted therapeutics for various cancers with therapeutic candidates in various stages of preclinical and clinical development. Companies focusing on RNA therapeutics for oncology include Arrowhead Pharmaceuticals, Ionis, Moderna, Alnylam, BioNTech, Dicerna, and Siranomics, among others. We believe these companies lack delivery systems that are able to target genes inside tumors and metastases. We know of no other RNA companies currently in clinical development that have an exclusive focus on cancer and whose pipelines are not limited to a single RNA technology such as siRNA or mRNA vaccines. By contrast, TransCode’s pipeline spans a spectrum of RNA technologies and includes ncRNAs, RNA vaccines, and immunostimulatory RNAs solely for oncology.

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

Seviprotimut-L Competition

The competitive landscape for Seviprotimut-L in resected stage II/III melanoma is dominated by adjuvant immunotherapies and targeted agents, with emerging modalities further intensifying competition. Seviprotimut-L is an allogeneic, polyvalent, partially purified shed melanoma antigens vaccine (alum adjuvanted) derived from three proprietary human melanoma cell lines designed to prevent recurrence in patients with resected high-risk melanoma (stage II–III). Seviprotimut-L has demonstrated a favorable safety profile and has shown potential benefit in select subgroups, such as stage IIB/IIC patients.

Immune checkpoint inhibitors currently represent the standard of care, demonstrating significant improvements in recurrence-free survival. Two checkpoint inhibitors that have shown efficacy for the adjuvant treatment of melanoma in Stage IIB and IIC patients at risk for disease recurrence, Keytruda (from Merck) and Opdivo (from Bristol Myers Squibb) have both been approved.

Additionally, targeted therapies (e.g., BRAF/MEK inhibitor combinations like dabrafenib + trametinib) provide an effective option for biomarker-selected stage III patients.

Beyond established therapies, personalized neoantigen vaccines, oncolytic viruses, and tumor-infiltrating lymphocyte (TIL) therapies, are entering the immunotherapy landscape.

Overall, we believe that Seviprotimut-L occupies a niche as a well-tolerated vaccine targeting recurrence prevention with likely differentiation on safety and tolerability.

Competition to Oncolytic Viruses targeting MIBC

The current gold standard for the treatment of localized MIBC involves neoadjuvant cisplatin-based chemotherapy followed by radical cystectomy and pelvic lymph node dissection. However, novel treatment alternatives in the neoadjuvant setting, in particular, bladder-sparing treatments, are urgently needed because more than 50% of patients are ineligible for standard cisplatin-based neoadjuvant chemotherapy. Currently, immune checkpoint inhibitors (ICIs), antibody drug conjugates (ADCs), and targeted therapies are as described below.

Preclinical stage:

Adenovirus XVir-N-31 (Ad-Delo3-RGD): oncolytic adenovirus vector dl520 that was rendered cancer-specific by deletion of the transactivation domain CR3 of the adenoviral E1A13S protein; this deletion causes antitumor activity in drug-resistant cells displaying nuclear YB-1 expression.

Alphavirus M1: naturally occurring, non-pathogenic Getah-like virus isolated from mosquitoes that demonstrates strong oncolytic properties.

Personalized peptide-based vaccines targeting tumor mutations and in situ vaccines using radiation combined with checkpoint inhibitors.

Clinical Stage:

Several recruiting clinical studies investigating ADCs or bispecific antibodies in combination with immune checkpoint inhibitors (anti-PD-1 or PD-L1) in cisplatin-ineligible MIBC patients.

Approved and commercialized:

Durvalumab (anti-PD-L1, IgG, IMFINZI®) in combination with gemcitabine and cisplatin as neoadjuvant treatment, followed by IMFINZI® as adjuvant monotherapy after radical cystectomy for the treatment of MIBC patients.

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

In the United States, where we are initially focusing our drug development activities, the FDA regulates drug products under the Federal Food, Drug and Cosmetic Act, or FD&C Act, and biological products, or biologics, under the Public Health Service Act, or PHSA, and the FD&C Act, and its implementing regulations and other laws. Our therapeutic candidates are in early-stage preclinical and clinical development and none of our therapeutic candidates has been approved by the FDA for marketing in the United States. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other legal requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences.

These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, FDA Form 483s, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

The process required by the FDA before our therapeutic candidates are approved as drugs or biologics for therapeutic indications and for marketing in the United States generally involves the following:

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

➢	submission to the FDA of a New Drug Application, or NDA;
➢	preparation and submission to the FDA of a Biologics License Application, or BLA, for a biologic product requesting marketing for one or more proposed indications, including submission of detailed information on the manufacture and composition of the product and proposed labeling;
➢	a determination by the FDA within 60 days of its receipt of an NDA or BLA, to accept the filing for review;
➢

satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with current good manufacturing practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practice, or CGTP, for the use of human cellular and tissue products;

➢	potential FDA audit of the clinical trial sites that generated the data in support of the NDA;
➢	payment of user fees for FDA review of the NDA or BLA; and
➢	FDA review and approval of the NDA or BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our therapeutic candidates will be granted on a timely basis, if at all.

Preclinical and clinical trials for drugs and biological products

Before testing any drug or biological product in humans, the therapeutic candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulations and requirements, including GLP requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the content of the IND or clinical trial design, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development of a therapeutic candidate, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin.

The clinical stage of development involves the administration of the therapeutic candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection, inclusion and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable related to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Sponsors of applicable clinical trials of FDA-regulated products are required to register and disclose certain clinical trial information within specific timeframes for publication on the www.clinicaltrials.gov website. Sponsors also must disclose certain results of these clinical trials, although disclosure of results may be delayed until after the new product or new indication has been approved by the FDA. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs, as well as clinical trial design. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to public notifications of noncompliance, civil monetary penalties, and also prevent the non-compliant party from receiving future grant funds from the federal government.

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

Clinical trials to evaluate therapeutic indications to support NDAs or BLAs for marketing approval generally could be conducted in three sequential phases, which may overlap.

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

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the clinical protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

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

U.S. marketing approval for drugs and biological products

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. An NDA is a request for approval to market a new drug for one or more specified indications and must contain proof of the drug’s safety and efficacy. A BLA seeks approval to market a biologic and must demonstrate the product’s safety, purity, and potency. In all cases, the marketing application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of an NDA or BLA must be obtained before a drug or biological product, respectively, may be marketed in the United States.

The FDA has 60 days after submission of the NDA or BLA application to conduct an initial review to determine whether it is sufficient to accept for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. FDA may request additional information rather than accepting the NDA or BLA for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA or BLA. The FDA reviews an NDA or BLA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Similarly, under the PHSA, the FDA may approve a BLA if it determines that the product is safe, pure, and potent and the facility where the product will be manufactured meets standards designed to ensure that it continues to be safe, pure, and potent. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets ten months from the filing date to complete its initial review of a standard application and respond to the applicant, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification.

Further, under PDUFA, as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for approved and marketed biological products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the Sponsor product within required specifications. Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.

After evaluating the NDA or BLA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA or BLA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug or biological product with specific prescribing information for specific indications.

Even if the FDA approves a product, depending on the specific risk(s) to be addressed it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s or biologic’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

U.S. patent term restoration and regulatory data exclusivity

In certain circumstances, some U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch Waxman Amendments. Patent term restoration is intended to compensate for patent life lost during product development and the FDA review process and may extend a patent term by up to five years, subject to a maximum remaining patent term of 14 years from the product’s approval date. Only one patent per approved product may be eligible for such restoration, and any application for patent term restoration must be submitted prior to patent expiration. The U.S. Patent and Trademark Office, in consultation with the FDA, determines eligibility for patent term restoration.

Certain drug products may also qualify for periods of non-patent regulatory data exclusivity. A drug product containing an active ingredient not previously approved by the FDA is generally entitled to five years of regulatory data exclusivity. Products approved based on the FDA’s reliance on new clinical investigations essential to approval may receive three years of regulatory data exclusivity. If pediatric studies are conducted in response to an FDA request, pediatric exclusivity may be granted, which for drugs extends existing patent and regulatory exclusivities by six months and for biologics extends existing regulatory exclusivities by six months.

The Biologics Price Competition and Innovation Act of 2009 established an abbreviated licensure pathway for biological products demonstrated to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. A biosimilar product must be shown to be highly similar to the reference product and to have no clinically meaningful differences in safety, purity, or potency. An interchangeable product must additionally be shown to produce the same clinical result in any given patient and, for products administered more than once, to be capable of alternating or switching with the reference product without increased risk. A reference biological product is entitled to 12 years of regulatory data exclusivity from the date of first licensure, and the FDA may not accept an application for a biosimilar or interchangeable product until four years after that date.

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may grant Orphan Drug Designation to a therapeutic candidate intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making the product available in the United States for the disease or condition will be recovered from sales of the product. Orphan Drug Designation must be requested before submitting an NDA or BLA. Orphan Drug Designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, though companies developing orphan products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of application fees.

If a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to Orphan Drug Exclusivity, a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same therapeutic agent for the same approved use or indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different indication than that for which the orphan product has exclusivity. Orphan Drug Exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for the same therapeutic agent for the same approved use or indication before we do, unless we are able to demonstrate that our product is clinically superior. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to Orphan Drug Exclusivity. Further, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Rare pediatric disease designation and priority review vouchers

Under the FD&C Act, the FDA incentivizes the development of drugs that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the United States or affects more than 200,000 in the United States and for which there is no reasonable expectation that the cost of developing and making in the United States a drug for such disease or condition will be received from sales in the United States of such drug. The sponsor of a therapeutic candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher, or PRV. A sponsor may request rare pediatric disease designation from the FDA prior to submission of its BLA. The sponsor of an application for a rare pediatric disease drug product may be eligible for a voucher that can be used or sold to obtain a priority review for a subsequent application submitted under section 505(b)(1) of the FD&C Act or section 351 of the PHSA. Designation of a drug or biological product as a product for a rare pediatric disease does not guarantee that a marketing application for such product will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Under current law, after September 30, 2029, FDA may not award any rare pediatric disease priority review vouchers, although FDA’s authority to do so could be extended by Congress in the future.

Expedited development and review programs for drugs and biological products

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs addressing unmet medical needs or for treating serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval. The purpose of these programs is to expedite either the development or the review of certain new drugs or biologics to get them to patients sooner than under standard FDA development and review procedures. TransCode anticipates seeking one or more of these qualifications or designations, but there is no assurance that any will be obtained and even if obtained, that TransCode will be able to maintain those designations.

A new drug or biologic is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the agency may review portions of the marketing application before the sponsor submits the complete application, as well as Priority Review, discussed below. In addition, a new drug or biologic may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

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

Pediatric information and pediatric exclusivity

Under the Pediatric Research Equity Act, or PREA, certain NDAs or BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and efficacy of the drug or biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act, or FDASIA, amended the FD&C Act to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

A drug or biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms for small molecule drugs, and six months to existing exclusivity periods for biological products. This six-month exclusivity, which runs from the end of other exclusivity protection (or patent term, for small molecule drugs), may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

U.S. post-approval requirements for drugs or biologics

Drugs or biologics manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences with the product, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or BLA or supplement thereof, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA or BLA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug and biological product manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. There is also a continuing, annual prescription drug product program user fee.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

➢	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
➢	safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
➢	fines, FDA Form 483s, warning letters or holds on post-approval clinical trials;
➢	refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
➢	product seizure or detention, or refusal to permit the import or export of products;
➢	injunctions or the imposition of civil or criminal penalties; and
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

A PMA must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the quality management system regulation, or QMSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA’s review of an initial PMA is required by statute to take between six to ten months, although the process typically takes longer, and may require several years to complete. If FDA evaluations of both the PMA and the manufacturing facilities are favorable, FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If FDA’s evaluation of the PMA or the manufacturing facilities is not favorable, FDA will deny the approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. Once granted, PMA approval may be withdrawn by FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

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

➢

The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid; a person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

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

➢

The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician providers such as physician assistants and nurse practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, many states also require reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

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

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. Nonetheless, therapeutic candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and consolidated financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which will remain in effect through 2031 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Inflation Reduction Act of 2022, or IRA, includes several provisions that have the potential to impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries to $2,000 starting in 2025; impose new manufacturer financial liability on certain drugs in Medicare Part D, allow the United States government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for certain drug prices that increase faster than inflation, and delay the rebate rule that would limit the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one or more orphan designation(s) and for which the only approved indication(s) is for a rare disease or condition. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.

On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation (“MFN”) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025,

CMS introduced the GENErating cost Reductions fOr U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, consolidated financial condition, consolidated results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs (if approved for marketing) or put pressure on our drug pricing, which could negatively affect our business, consolidated financial condition, consolidated results of operations and prospects.

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

Government regulation of drugs outside the United States

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization or identification of an alternate regulatory pathway, manufacturing, commercial sales and distribution of our products. For instance, in the EU, medicinal products must be authorized for marketing by using either the centralized authorization procedure or national authorization procedures.

Centralized procedure — If pursuing marketing authorization of a therapeutic candidate for a therapeutic indication under the centralized procedure, following the receipt of an opinion from the European Medicines Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, the European Commission issues a single marketing authorization valid across the EU (and in the additional countries of the European Economic Area, or EEA, which is comprised of the EU member states plus Iceland, Liechtenstein and Norway). The centralized procedure is compulsory for human medicines derived from biotechnology processes or advanced therapy medicinal products (i.e. gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, or viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a marketing authorization application under the accelerated assessment procedure is 150 days, excluding clock stops.

➢

National authorization procedures — There are also two other possible routes to authorize products for therapeutic indications in several countries in the EU, which are available for products that fall outside the mandatory scope of the centralized procedure:

➢

Decentralized procedure — Under the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country.

➢

Mutual recognition procedure — In the mutual recognition procedure, a medicine is first authorized in one EU country, in accordance with the national procedures of that country. Following this, additional marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

In the EU, innovative medicinal products that are authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. In the EU, a medicinal product may be designated as orphan if its sponsor can demonstrate that (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved orphan indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication as an authorized orphan product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for completion of pediatric studies in compliance with a pediatric investigation plan agreed with the EMA. The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar medicinal product for the same indication as an authorized orphan product at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized product consents to a second medicinal product application; or (iii) the marketing authorization holder for the authorized product cannot supply enough orphan medicinal product.

Similar to the United States, the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation No 536/2014, or CTR, which repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, or CTIS, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate CTA to be submitted in each member state, in which the clinical trial was to take place, to both the national competent authority and an independent ethics committee, much like the FDA and IRB respectively, for each clinical trial, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials through the CTIS. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state in which the trial is to take place, leading to a single decision per member state. The assessment of applications for clinical trials is divided into two parts (Part I contains scientific and medicinal product-related documentation and Part II contains national and patient-level documentation). Part I is subject to a coordinated review by competent authorities of all EU member states in which an application for authorization has been submitted (member states concerned). One of the member states concerned (the reporting member state) prepares a draft assessment report which is submitted to other member states concerned for their joint review, allowing for a single assessment report to be issued at the term of the assessment process. Part II is assessed separately by each member state concerned. The role of the relevant ethics committees in the assessment procedure continues to be governed at national level, however overall related timelines are set out under the CTR. The CTR also provides for simplified reporting procedures for clinical trial sponsors.

The aforementioned EU rules are generally applicable in the EEA.

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

Reform of the Pharmaceutical Regulatory Framework in the EU

The EC introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text was agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted into EU law, and are not expected to become applicable before 2028.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom, or UK, left the EU on January 31, 2020, commonly referred to as “Brexit”, and pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020. The UK and the EU have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations.

Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the UK is no longer generally subject to EU law in respect of medicines. EU laws that were transposed into UK law by secondary legislation continue to apply in the UK where retained, but new EU legislation (for example, the EU CTR) is not directly applicable in the UK.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK's standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in England, Wales, and Scotland, which, prior to January 1, 2025, continued in certain respects to follow elements of the EU regulatory regime. However, on January 1, 2025, a new arrangement called the "Windsor Framework" came into effect. The Windsor Framework provides for UK-wide marketing authorizations granted by the MHRA and replaces prior EU centralized marketing authorization applicability in Northern Ireland with specific UK labeling and supply requirements. A single UK-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, for packs placed on the UK market on or after January 1, 2025, the new arrangements require a "UK Only" label indicating that they are not for sale in the EU.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, which implemented the EU Clinical Trials Directive (2001/20/EC) into UK law through secondary legislation. In April 2025, the UK introduced the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2025; these changes, due to take effect in April 2026, aim to create a streamlined, risk-proportionate system to accelerate approvals while maintaining safety standards.

EMPLOYEES AND HUMAN CAPITAL RESOURCES

As of April 3, 2026, we had 12 employees, all of whom are full-time. Seven employees are engaged primarily in research and development, clinical and quality systems, and five are engaged primarily in business development, corporate strategy, finance, and general management and administration. Our employees work at locations in six states. We supplement the efforts of our employees by use of consultants and advisors. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. Our human capital is integral to helping us achieve our goal to change how cancer is treated both as a therapeutic modality and in terms of improving patient outcomes. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and future employees. The principal purposes of our equity incentive plans are to attract, retain and motivate our employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

AVAILABLE INFORMATION

Our website address is https://www.transcodetherapeutics.com where we make available free of charge our Forms 10-K, 10-Q, and our current reports on Form 8-K, including exhibits, and amendments to those reports, as soon as reasonably practicable after they are filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before making an investment decision, you should carefully consider the risks described below, as well as the other information in this annual report. Our business, prospects, consolidated financial condition, or consolidated operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any such risks or uncertainties actually occur, our business, prospects, consolidated financial condition or consolidated operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The trading price of our common stock could decline significantly due to any of these risks or other factors, and as a result, you may lose all or part of your investment.

Risks related to our consolidated financial position and need for additional capital

We could lose our listing on the Nasdaq Capital Market if we do not maintain our stockholders’ equity or if the closing bid price of our common stock does not increase or if we do not comply with other Nasdaq requirements. The loss of our Nasdaq listing would in all likelihood make our common stock significantly less liquid and adversely affect its value, including a total loss of value.

As disclosed in various Current Report on Form 8-K filings with the SEC, at times we have not been in compliance with various Nasdaq rules for continued listing of our stock on the Nasdaq Capital Market, LLC, or Nasdaq. We have received letters from the Listing Qualifications Department, or the Staff, of Nasdaq stating that we were not in compliance with certain requirements for continued listing on the Nasdaq Capital Market. In most of these instances, we appealed the delisting determinations to Nasdaq Hearing Panels where we received extensions of time to regain compliance and maintain our Nasdaq listing. However, there is no assurance that in the event we do not meet Nasdaq listing requirements, we will receive any extensions of time to regain compliance and maintain our Nasdaq listing in which case our stock would be delisted from trading on Nasdaq.

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

We may be forced to amend, delay, limit, reduce or terminate the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding. As of December 31, 2025, we had cash of approximately $17.8 million. We believe that these funds will support our operating expenses and capital requirements through approximately year end 2026. On April 7, 2026, we entered into a financing agreement with an affiliate of Yorkville Advisors (“Yorkville”). Under this agreement, we expect to issue to Yorkville up to $6 million of convertible notes (“Convertible Notes”) and we have the option to sell to Yorkville up to $14 million of our Common Stock pursuant to the Standby Equity Purchase Agreement (the “SEPA”) between us and Yorkville. Each of these financings is subject to certain conditions. Unless we obtain the approval of our stockholders, we may not receive the proceeds from the $5 million Second Convertible Note (as defined below). Further, if more than 10% of the Convertible Notes remain outstanding, we will not be able to require Yorkville to purchase our shares of Common Stock pursuant to the SEPA.

Our recurring consolidated losses from operations and negative consolidated cash flow raise substantial doubt about our ability to continue as a going concern without sufficient capital resources. Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the years ended December 31, 2025 and 2024, with respect to this uncertainty. Our ability to continue as a going concern is dependent on our available cash, how well we manage that cash, and our operating requirements. We will need to raise additional capital to continue as a going concern. The failure to obtain sufficient additional funds on commercially acceptable terms to fund our operations and satisfy our obligations to creditors may have a material adverse effect on our business, consolidated results of operations and consolidated financial condition and jeopardize our ability to continue operations in the near-term. We will likely need to consider additional cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating our development programs, and we may need to seek an in-court or out-of-court restructuring of our liabilities, including potentially a bankruptcy proceeding, or to substantially reduce or totally cease our operations. In the event of such future restructuring activities, holders of our common stock and other securities will likely suffer a total loss of their investment.

We have incurred significant losses since inception, and we expect to incur losses over the next several years and may not be able to achieve or sustain revenues or profitability in the future.

Investment in oncology product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential therapeutic candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. We are still in the early stages of development for most of our therapeutic candidates. In October 2025, we completed and announced results for our Phase 1a clinical trial with TTX-MC138. Also in October 2025, we acquired Seviprotimut-L, a novel polyvalent shed antigens vaccine for the potential adjuvant treatment of melanoma, that has completed Phase 2 clinical development. We have no products licensed for commercial sale and have not generated any revenue from product sales or otherwise to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. We finance our current operations with funds obtained primarily from equity financings.

We have incurred significant annual net losses since inception. For the years ended December 31, 2025 and 2024, our net losses were approximately $34.7 million and $16.8 million, respectively. As of December 31, 2025, our accumulated deficit was approximately $97.9 million.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from any product sales. We have no products approved for commercial sale, and do not anticipate generating any revenue from product sales until after we have received marketing approval for the commercial sale of a therapeutic candidate, if ever. Our ability to generate revenue and achieve profitability depends significantly on our success in achieving a number of goals, including:

➢	initiating and completing research regarding preclinical and clinical development of TTX-MC138, Seviprotimut-L, UIO 524, UIO 525, UIO 526 and any future therapeutic candidates;
➢	developing a sustainable and scalable manufacturing process for TTX-MC138, Seviprotimut-L, UIO 524, UIO 525, UIO 526 or our other therapeutic candidates and any future therapeutic candidates, including establishing and maintaining commercially viable supply and manufacturing relationships with third-parties;
➢	launching and commercializing TTX-MC138, Seviprotimut-L, UIO 524, UIO 525, UIO 526, our other therapeutic candidates and any future therapeutic candidates for which we obtain marketing approvals, either directly or with a collaborator or distributor;
➢	obtaining market acceptance of TTX-MC138, Seviprotimut-L, UIO 524, UIO 525, UIO 526 our other therapeutic candidates and any future therapeutic candidates as viable treatment options;
➢	addressing any competing technological and market developments;
➢	identifying, assessing, acquiring and developing new therapeutic candidates;
➢	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
➢	obtaining, maintaining, attempting protection of, and expanding our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
➢	attracting, hiring, and retaining qualified personnel.

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

If in the future we obtain regulatory approvals to market TTX-MC138, Seviprotimut-L, UIO 524, UIO 525, UIO 526 or other therapeutic candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain marketing approval, the price for the product we obtain, the ability to obtain reimbursement at any price and whether we own the commercial rights for that territory. If the number of addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect, the labels for our current therapeutic candidates and any future therapeutic candidates contain significant safety warnings, regulatory authorities impose burdensome or restrictive distribution requirements, or the reasonably accepted patient population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate sufficient revenue from the sale of any approved products, we could be prevented from or significantly delayed in achieving profitability.

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

The development of pharmaceutical drugs and biological products is capital intensive. As of December 31, 2025, we had cash totaling approximately $17.8 million. We believe that these funds will be sufficient to support our operating expenses and capital expenditure requirements through approximately year end 2026. As a result, we will need to raise additional capital to continue as a going concern. Unless we receive additional funding, we may not be able to complete clinical trials we begin. Further, we may only be able to complete the trial in a small subset of patients and in only one tumor type. Even if completed, we will require additional funds to advance further. If we are capital constrained, we may not be able to meet our obligations. If we are unable to meet our obligations, or we experience a disruption in our cash flows, it could limit or halt our ability to continue to develop our therapeutic candidates or even to continue operations, either of which occurrence would have a material adverse effect on us.

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

Our future capital requirements will depend on and could increase significantly as a result of many factors, including:

➢	the scope, progress, results and costs of drug discovery, biological product candidate discovery, preclinical development, laboratory testing and clinical trials for our current or future therapeutic candidates;
➢	the scope, prioritization and number of our research and development programs;
➢	the costs, timing and outcome of regulatory review of our current or future therapeutic candidates;
➢	our ability to establish and maintain collaborations on favorable terms, if at all;
➢	the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
➢	the extent to which we are obligated to reimburse, or are entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
➢	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
➢	the extent to which we acquire or license other current or future therapeutic candidates and technologies;
➢	the costs of securing manufacturing arrangements for commercial production; and
➢	the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our current or future therapeutic candidates.

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

Disruptions in the financial markets in general have made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms favorable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness could result in fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or current or future therapeutic candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, consolidated operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly delay, scale back or discontinue one or more of our research or development programs or the commercialization of any therapeutic candidates or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, consolidated financial condition and consolidated results of operations.

The amount of our future losses is uncertain, and our quarterly consolidated operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.

Our quarterly and annual consolidated operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

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

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual consolidated operating results. As a result, comparing our consolidated operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or consolidated operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even if we meet any guidance we may have provided publicly previously.

Risks related to research and development and the biopharmaceutical industry

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage oncology company with a limited operating history. We commenced operations in 2016, and until our IPO, our operations were limited to organizing and staffing our company, business planning, raising capital, conducting limited discovery and research activities, filing patent applications, identifying potential therapeutic candidates, undertaking preclinical studies and preparing for clinical trials, process development and manufacturing of initial quantities of our therapeutic candidates and component materials. Our lead therapeutic candidate, TTX-MC138, is currently in the early stages of clinical development. We acquired Seviprotimut-L, a novel polyvalent shed antigens vaccine for the potential adjuvant treatment of melanoma, which has completed Phase 2 clinical development. We have not yet demonstrated our ability to successfully complete large-scale later-stage clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third-party to do so on our behalf, or conduct sales, marketing and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We expect our consolidated financial condition and consolidated operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

In drug and biologic development, there is a high risk of failure and we may never succeed in developing marketable products or generating therapeutic revenues.

Our therapeutic candidates are clinical and preclinical development-stage technologies which require more, complex future development as well as regulatory approval prior to commercialization. It is impossible to fully mitigate the risks associated with bringing forward new technology and developing therapeutic candidates. These therapeutic candidates may fail at any point in development, manufacturing or in clinical trials. Therefore, there is no assurance that any of our therapeutic candidates will be successfully developed, be approved or cleared for sale by regulators, be accepted in the market or be profitable. Any delay or setback in the development of a product-candidate could materially adversely affect us.

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

We also face the risk of:

➢	competitors introducing technologies which render our development efforts or approved products obsolete;
➢	data from our clinical trials not being strong enough to support therapeutic approval or the marketing claims needed for market success and to achieve our financial projections;
➢	granting oversight of our clinical trials’ conduct, results, and compliance to an organization or investigator under an IND other than our own IND; and
➢	being unable to manufacture or supply, or have manufactured or supplied on our behalf, approved products cost-effectively.

Our business is highly dependent on the success of TTX-MC138, our lead candidate, as well as our other product candidates, including Seviprotimut-L, UIO 524, UIO 525, and UIO 526. All of our therapeutic candidates may require significant additional manufacturing, preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. Most of our development effort are at early stages; only two of our therapeutic candidates, TTX-MC138 and Seviprotimut-L, have reached clinical development. In October 2025, we completed and announced results for our Phase 1a clinical trial with TTX-MC138. Also in October 2025, we acquired Seviprotimut-L, a novel polyvalent shed antigens vaccine for the potential adjuvant treatment of melanoma, that has completed Phase 2 clinical development. If we are unable to successfully develop, obtain regulatory approval for, and commercialize our therapeutic candidates, or we experience significant delays in doing so, our business will be materially harmed. Advancing our therapeutic candidates will require substantial investment before we can seek regulatory approval and potentially launch commercial sales. Further development of our therapeutic candidates will require production scaleup, clinical studies, regulatory review and approval in the U.S. and other jurisdictions, development of sufficient commercial manufacturing capacity, and significant marketing efforts before we can generate any revenue from product sales, if ever.

In developing TTX-MC138 or any of our other current or future product candidates, among other risks, we may not be successful in synthesizing or producing the components of our proprietary formulations, there may be toxicology issues from key components of our formulations that we have not anticipated, or we may encounter other problems. We have not manufactured TTX-MC138 using the current synthesis protocol, production processes, equipment and materials in the larger quantities that would be necessary to meet clinical trial treatment demands for all anticipated patients.

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
➢

delays and changes in regulatory requirements, leadership, policy and guidelines, including the imposition of additional regulatory oversight around clinical development generally or with respect to our technology in particular; or

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

Undesirable side effects or death caused by any of our therapeutic candidates could cause IRBs, our contract research organizations, or CROs, the FDA or other regulatory authorities to interrupt, delay or discontinue clinical trials and could result in the denial of regulatory approval for our therapeutic candidates. This, in turn, could prevent us from commercializing our therapeutic candidates and generating revenues from their sale. Immunotherapy, and its method of action of harnessing the body’s immune system, is powerful and could lead to serious side effects that we only discover in clinical trials. Unforeseen side effects could arise either during clinical development or, if such side effects are rare, after our product candidates have been approved by regulatory authorities and the approved product has been marketed, resulting in the exposure of additional patients.

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

To obtain the requisite regulatory approvals to commercialize any therapeutic candidates, we must demonstrate through extensive preclinical studies and clinical trials that our therapeutic candidates are safe and effective in humans. Clinical trials are expensive and can take many years to complete, and its outcome is inherently uncertain. In particular, the general approach for FDA approval of a new drug is dispositive data from two well-controlled, Phase 3 clinical trials of the relevant drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete. A therapeutic candidate can fail at any stage of testing, even after observing promising signals of activity in earlier preclinical studies or clinical trials. The results of preclinical studies and early clinical trials of our therapeutic candidates may not be predictive of the results of later-stage clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. There is typically an extremely high rate of attrition from the failure of therapeutic candidates proceeding through clinical trials. Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biotechnology and biopharmaceutical industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most therapeutic candidates that commence clinical trials are never approved as therapeutic products, and there can be no assurance that any of our future clinical trials will ultimately be successful or support further clinical development of TTX-MC138, Seviprotimut-L, UIO 524, UIO 525, UIO 526 or any of our other therapeutic candidates.

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

In addition, differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Our FIH clinical trial with radiolabeled TTC-MC138 was designed as a single microdose trial, the purpose of which was to demonstrate safety and proof of delivery of TTX-MC138 to metastatic lesions. This design was not meant or expected to produce efficacy signals or to show that TTX-MC138 reaches into metastatic tumor cells. Our open Phase I/II clinical trial with TTX-MC138 is a Bayesian Optimal Interval Design, or BOIN design, with dose escalation and expansion. Key assessments in the clinical trial characterize the safety, pharmacokinetic, pharmacodynamic and anti-tumor activity thus identifying a maximum tolerated dose (MTD) and ensuring the mechanism of action is on target. The study also is exploring the effect of TTX-MC138 on biomarker expression, which may include miR-10b expression, and miR-10b downstream targets (ribonucleic acid, or RNA, sequencing). Clinical assessments to further evaluate TTX-MC138 include clinical laboratory exams, CT scan assessments, and response assessments per RECIST. In October 2025, we completed and announced results for our Phase 1a clinical trial with TTX-MC138.

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

Caution should be taken when interpreting the preliminary results of our preclinical studies or clinical trials, including those for TTX-MC138, Seviprotimut-L, UIO 524, UIO 525, UIO 526, or any of our other product candidates. These data may differ from future results of additional studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.

From time to time, we may publicly disclose interim, preliminary or topline data from our preclinical studies and clinical trials, which are based on preliminary analyses of then-available data. These results and related findings and conclusions are subject to change following more comprehensive reviews of the data related to the particular study or trial. We also may make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated.

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

If the interim, preliminary or topline data that we report differs from subsequent results, or if others, including regulatory authorities, disagree with the conclusions we reach, our ability to seek and obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, consolidated operating results, prospects or consolidated financial condition. In addition, disclosure of interim, preliminary or topline data by us or by our competitors could result in volatility in the price of our common stock.

If we encounter difficulties enrolling eligible patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

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

We have limited financial and human resources and intend to initially focus on research programs and therapeutic candidates for a limited set of indications. As a result, we may forgo or delay pursuit of opportunities with other therapeutic candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. In addition, we may seek to accelerate our development timelines, including by initiating certain clinical trials of our therapeutic candidates before earlier-stage studies have been completed. This approach may cause us to commit significant resources to prepare for and conduct later-stage trials for one or more therapeutic candidates that subsequently fail earlier-stage clinical testing. Therefore, our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities or expend resources on therapeutic candidates that are not viable. Similarly, our decisions to delay, terminate, or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities.

There can be no assurance that we will ever be able to identify additional therapeutic opportunities for our therapeutic candidates or to develop suitable potential therapeutic candidates through internal research programs, which could materially adversely affect our future growth and prospects. We may focus our efforts and resources on potential therapeutic candidates or other potential programs that ultimately prove to be unsuccessful. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, it could have a material adverse effect on our consolidated financial results and prospects. If we develop our therapeutic candidates, or commercialize any approved therapeutic candidates, through collaboration, licensing or other royalty arrangements in cases where it would have been more advantageous for us to retain sole development and commercialization rights to such candidate, it could materially adversely affect our consolidated financial results and prospects.

We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of TTX-MC138, Seviprotimut-L, UIO 524, UIO 525, UIO 526 or any of our other therapeutic candidates in development.

Clinical trials are required to apply for regulatory approval to market TTX-MC138 or any of our other therapeutic candidates. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. Failure can occur at any stage of the process. We do not know whether any clinical trials we begin will continue as planned, will need to be restructured or will be completed on schedule or at all. Significant clinical trial delays also could allow competitors to bring products to market before we do and could impair our ability to successfully commercialize our therapeutic candidates, any of which could materially harm our business.

There is no assurance that we will not experience additional or other delays.

We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that could delay or prevent our ability to receive marketing approval for, or to commercialize, TTX-MC138, Seviprotimut-L, UIO 524, UIO 525, UIO 526 or any of our other therapeutic candidates in development, including the following:

➢

regulators, IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site, on our anticipated timelines, including as a result of failing to obtain any clearances necessary to conduct clinical trials or being subject to clinical holds that prevent continuation of such trials;

➢

the FDA or other comparable regulatory authorities may disagree with our clinical trial design, including with respect to dosing levels administered in our planned clinical trials, which may delay or prevent us from initiating our clinical trials with our originally intended trial design;

➢

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, or with for-profit and not-for-profit industry organizations, which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

Our product development costs will increase if we experience delays in clinical trials or in obtaining marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. If we do not achieve our product development goals in the time frames we announce and expect, the approval and commercialization of our therapeutic candidates may be delayed or prevented entirely. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our therapeutic candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our therapeutic candidates and harming our business and consolidated results of operations. Any delays in our clinical development programs may harm our business, consolidated financial condition and consolidated results of operations significantly.

Changes in methods of therapeutic candidate manufacturing or formulation may result in additional costs or delay.

As therapeutic candidates progress through preclinical to late-stage clinical trials to marketing approval and commercialization, various aspects of the development program, such as manufacturing methods and the product’s formulation, may be altered in an effort to optimize yield, manufacturing batch size, minimize costs and achieve consistent quality and results. These changes carry the risk that they will not achieve their intended objectives. Any of these changes could cause our therapeutic candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our therapeutic candidates and jeopardize our ability to commercialize our therapeutic candidates and generate revenue.

In addition, there are risks associated with process development and large-scale manufacturing for clinical trials or commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, compliance with current good manufacturing practice, or cGMP, requirements, lot consistency and timely availability of raw materials. Even if we obtain marketing approval for any of our therapeutic candidates, there is no assurance that our third-party manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other comparable foreign regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential commercial launch of the product or to meet potential future demand. If our contract manufacturers are unable to produce sufficient quantities for clinical trials or for commercialization, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, consolidated financial condition, consolidated results of operations and growth prospects.

Quality problems could delay or prevent delivery of our product candidates to clinical trials or the market.

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

As it relates to the manufacturing of both our drug substance and drug product, or biological product, we are required to adhere to FDA’s current good manufacturing practice, or cGMP, regulations and, if applicable, the FDA’s current good tissue practice, or CGTP, for the use of human cellular and tissue products. Additionally, we must follow guidelines promulgated by the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH Guidelines. The ICH Guidelines to which we are subject are ICH E6 (R2) and ICH E8 (R1), “Designing quality into clinical studies,” for all tasks related to clinical programs, and ICH Q7 for the manufacture of our drug substance and drug product.

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

Research programs to identify new therapeutic candidates require substantial technical, financial and human resources. If we are unable to identify suitable compounds for preclinical and clinical development, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our consolidated financial position and adversely impact our stock price.

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

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We will need to obtain insurance for clinical trials as TTX-MC138, Seviprotimut-L, UIO 524, UIO 525, UIO 526 and any of our other therapeutic candidates begin clinical development. However, we may be unable to obtain, or may obtain on unfavorable terms, clinical trial insurance in amounts adequate to cover any liabilities from any of our clinical trials. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Risks related to regulatory approval, healthcare regulations and ongoing regulatory compliance

If we are unable to advance our therapeutic candidates through clinical development to obtain regulatory approval and ultimately commercialize our therapeutic candidates, or we experience significant delays in doing so, our business will be materially harmed.

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

Any analysis of data from preclinical and clinical activities that we perform is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy, funding or leadership during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

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

We have received Orphan Drug Designations for TTX-MC138 and TTX-siPDL1 for pancreatic cancer, and may in the future seek Orphan Drug Designation for our current or future product candidates in other indications and for some of our other current and future therapeutic candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug status, including market exclusivity, which may cause our revenue, if any, to be reduced.

As part of our business strategy, we may seek orphan drug designation for any any eligible product cndidates we develop, and we may be unsuccessful. Under the Orphan Drug Act, the FDA may grant orphan designation to a therapeutic candidate or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. There can be no assurances that we will be able to obtain orphan designations for our product candidates.

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

A Fast Track designation by the FDA, even if granted for any of our product candidates, may not lead to faster development,  regulatory review or approval, and does not increase the likelihood that our product candidates will receive marketing approval.

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation for a particular indication. Fast track designation has been granted for Seviprotimut-L (for adjuvant use in Stage IIB/IIC melanoma), and we may seek Fast Track designation for some or all of our current and future product candidates, but there is no assurance that the FDA will grant this status to any of our current or future product candidates. Marketing applications filed by sponsors of products in Fast Track development may qualify for Priority Review under the policies and procedures offered by the FDA, but the Fast Track designation does not assure any such qualification or ultimate marketing approval by the FDA. The FDA has broad discretion whether or not to grant Fast Track designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In addition, the FDA may withdraw any Fast Track designation at any time.

We may seek an accelerated approval pathway for one or more of our current or future product candidates, including TTX-MC138, but even if granted, it may not lead to a faster development or regulatory review or approval process and it does not increase the likelihood that our therapeutic candidates will receive marketing approval.

We may seek an accelerated approval pathway for one or more of our current or future product candidates, including TTX-MC138. A product may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies after a determination that the product candidate has an effect on a surrogate endpoint, or intermediate clinical endpoint, that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. There can be no assurance that the FDA would allow any of the product candidates we may develop to proceed on an accelerated approval pathway, and even if the FDA did allow such pathway, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all.. Moreover, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. The FDA may further withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Accordingly, even if we receive accelerated approval, any post-approval studies required to confirm and verify clinical benefit may not show such benefit, which could lead to withdrawal of any approvals we had obtained. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that therapeutic candidate. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

The ability of FDA to review and approve new products and clinical trial applications can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, accept payments of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result of these and other factors. In particular, it has been reported that FDA’s planned expansion of its oncology division is delayed. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

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

Even if we receive regulatory approval of TTX-MC138, Seviprotimut-L, UIO 524, UIO 525, UIO 526, or any of our other therapeutic candidates, we will be subject to ongoing regulatory requirements and continued regulatory review, which may result in significant additional expense. We may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our therapeutic candidates.

Any regulatory approvals that we receive for TTX-MC138, Seviprotimut-L, UIO 524, UIO 525, UIO 526, or another product-candidate may require post-marketing surveillance to monitor the safety and efficacy of the product and may require us to conduct post-approval clinical studies. The FDA may also require a REMS in order to approve our therapeutic candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our therapeutic candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our therapeutic candidates will be subject to extensive and ongoing regulatory requirements. These requirements can include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP and GCP, for any clinical trials that we conduct post-approval and applicable product tracking and tracing requirements. Compliance with ongoing and changing requirements takes substantial resources and, should we be unable to remain in compliance, our business could be materially and adversely affected.

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

If we or any collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to reduced acceptance of our products by the market. Enforcement actions can include, among others:

➢	adverse regulatory inspection findings;
➢	FDA Form 483s, untitled letters, warning letters;
➢	voluntary or mandatory product recalls or public notification or medical product safety alerts to healthcare professionals;
➢	restrictions on, or prohibitions against, marketing our products;
➢	restrictions on, or prohibitions against, importation or exportation of our products;
➢	suspension of review or refusal to approve pending applications or supplements to approved applications;
➢	exclusion from participation in government-funded healthcare programs;
➢	exclusion from eligibility for the award of government contracts for our products;
➢	suspension or withdrawal of product approvals;
➢	product seizures;
➢	injunctions; and

➢	civil and criminal penalties and fines.

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

➢

the federal False Claims Act imposes criminal and civil penalties, including through civil whistle-blower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. False

Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties. Government enforcement agencies and private whistle-blowers have investigated pharmaceutical companies for or asserted liability under the False Claims Act for a variety of alleged promotional and marketing activities, such as providing free products to customers with the expectation that the customers would bill federal programs for the products; providing consulting fees and other benefits to physicians to induce them to prescribe products; engaging in promotion for “off-label” uses; and submitting inflated best price information to the Medicaid Rebate Program. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

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

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and consolidated results of operations.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example, (1) changes to our manufacturing and supply arrangements; (2) additions or modifications to product labeling; (3) the recall or discontinuation of our products; (4) modifications to pricing and costs; or (5) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See the section of this Annual Report titled “Business—Government Regulation—Current and Future Healthcare Reform Legislation.”

In the United States, there is significant interest in promoting healthcare reform, as evidenced by the enactment of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act in 2010, or together, the ACA. It is likely that many governments will continue to consider new healthcare legislation or changes to existing legislation. We cannot predict the initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified, or how they may affect us. The continuing efforts of governments, insurance companies, managed care organizations and other third-party payors to contain or reduce healthcare costs may adversely affect:

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year that will remain in effect through 2031, unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, consolidated financial condition, consolidated results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product and any future products or put pressure on our product pricing, which could negatively affect our business, consolidated financial condition, consolidated results of operations and prospects. These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our therapeutic candidates for which we may obtain regulatory approval or the frequency with which any such therapeutic candidate is prescribed or used. Additionally, we expect to experience pricing pressures in connection with the sale of any future approved therapeutic candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

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

If we enter into arrangements with third-parties to perform sales, marketing, patient support and distribution services, our drug revenues or the profitability of these drug revenues to us are likely to be lower than if we were to market and sell any current or future therapeutic candidates that we develop ourselves. In addition, we may not be successful in entering into arrangements with third-parties to sell and market our current or future therapeutic candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third-parties, and any of them may fail to devote the necessary resources and attention to sell and market our current or future therapeutic candidates effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third- parties, we will not be successful in commercializing our current or future therapeutic candidates. Further, our business, consolidated results of operations, consolidated financial condition and prospects will be materially adversely affected.

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

We do not have our own manufacturing facilities or personnel. We currently rely, and expect to continue to rely, primarily on third-parties for the manufacture of TTX-MC138, Seviprotimut-L, UIO 524, 525, 526 and any future therapeutic candidates that we may develop. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted, or that they will be of satisfactory quality or continue to be available at acceptable prices. Any replacement of our manufacturers could require significant effort and expertise because there may be a limited number of qualified replacements.

We may be unable to establish additional agreements, or extend existing agreements, with third-party manufacturers or to do so on terms acceptable to us. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails risks, including:

➢	reliance on the third-party for sufficient quantity and quality at acceptable costs which, in the absence thereof, could delay, prevent or impair our development or commercialization efforts;
➢	the possible breach of the manufacturing agreement by the third-party;
➢	failure to meet our manufacturing specifications;
➢	failure to meet our manufacturing schedule;
➢	misappropriation of our proprietary information, including our trade secrets and know-how;
➢	the possible termination or nonrenewal of the agreement by the third-party at a time that is costly or inconvenient for us;
➢	disruptions to the operations of our manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of a manufacturer or supplier; and
➢	reliance on the third-party for regulatory compliance, quality assurance and safety reporting.

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

Any of these events could lead to clinical trial delays or failure to obtain regulatory approvals or could otherwise adversely affect our ability to commercialize our approved products. Some of these events could be the basis for costly FDA action, including injunction, recall, seizure or total or partial suspension of production.

We will have limited control over the day-to-day manufacturing and quality operations of our contract manufacturers. While we intend to use commercially reasonable efforts to exercise management oversight of our vendors and embed our quality system standards, controls and requirements in our manufacturing agreements, we will remain subject to the performance of our contract manufacturers. We will be dependent on our suppliers for proper oversight and control of their operations while we will be deemed the responsible party. Our outside manufacturers may themselves rely on other parties that they do not control. Our suppliers might fail to obtain, or experience delays in obtaining, regulatory approvals applicable to the aspects of their business that pertain to us. As a result, the development and commercialization of our products may be delayed. If this occurs, we may need to identify alternative sources of supply which may not be feasible, or which may adversely affect our timelines and our consolidated financial results.

Our dependence upon others for the manufacture of our therapeutic candidates or products may adversely affect our ability to commercialize any products that receive marketing approval on a timely and competitive basis. Thus, our current and anticipated future dependence upon others for manufacturing may adversely affect our timelines and our future profit margins which could have a material adverse effect on our consolidated financial results and the value of our stockholders investment.

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

Any third-parties conducting aspects of our preclinical studies or clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third-parties, we cannot control whether or not they devote sufficient time and resources to our preclinical studies and clinical programs. These third-parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other therapeutic development activities, which could affect their performance on our behalf. If these third-parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons or if, due to federal or state orders they are unable to meet their contractual and regulatory obligations, our development timelines, including clinical development timelines, may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our therapeutic candidates. As a result, our consolidated financial results and the commercial prospects for our therapeutic candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

If any of our relationships with these third-party CROs or others terminate, we may not be able to enter into arrangements with alternative CROs or other third-parties or to do so on commercially reasonable terms.

Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, consolidated financial condition and prospects.

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

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the U.S. governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, consolidated financial condition or consolidated results of operations.

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

Risks related to managing our business and operations

We face risks related to health epidemics, pandemics and other widespread outbreaks of contagious disease, including a pandemic, which could significantly disrupt our operations, impact our consolidated financial results or otherwise adversely affect our business.

Significant outbreaks of contagious diseases and other adverse public health developments could have a material adverse effect on our business operations and consolidated operating results., some of which may include:

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

In December 2022, we signed a two-year sublease for office and lab space in Newton, Massachusetts, which commenced February 1, 2023 and terminated January 31, 2025. We are subsequently conducting our R&D activities primarily in conjunction with Michigan State University, or MSU, with which we have a sponsored research agreement. We moved our business operations into office space in Woburn, Massachusetts, under a short-term arrangement and we rent office space in Boca Raton, Florida.

While we believe that our arrangement with MSU will be satisfactory, there is no assurance that this will be the case. Should activities at MSU be limited, or should other restrictions be imposed, our development work would be adversely affected. The extent of such adverse effects will depend on future developments which are highly uncertain and cannot be predicted. In addition, the MSU arrangement may not meet all our requirements.

The extent to which health problems may ultimately affect our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of diseases, the duration of pandemics, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat disease outbreaks.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of April 3, 2026, we had 12 employees who work at locations in six states. We also utilize various outside companies and individuals under consulting or other arrangements to support our operations. As our clinical development and commercialization plans and strategies develop, and as we continue to operate as a public company, we expect to need additional human resources in areas including management, clinical and regulatory, manufacturing, research, medical, sales, marketing, financial, and other. Future growth would impose significant added responsibilities on members of management, including:

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

Our ability to compete in the highly competitive oncology industry depends upon our ability to attract and retain highly qualified managerial, scientific and operations personnel. We are dependent on our management, scientific and medical personnel and advisors, including our CEO and Chairman, Philippe Calais, PhD; our CFO, Principal Financial Officer and director, Thomas A. Fitzgerald; our co-founder and Chief Scientific Officer, Dr. Zdravka Medarova; our co-founder and advisor, Dr. Anna Moore; our board of directors and members of our scientific and business advisory boards as well as our many consultants. The loss of the services of any of these individuals or entities, and our inability to find suitable replacements, could result in delays in product development and materially harm our business.

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

The estimates of market opportunity and forecasts of market growth included herein or that we may otherwise provide may prove to be inaccurate; even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

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

We incur expenses, and may in the future derive revenues, in a variety of currencies. As a result, we are exposed to foreign currency exchange risk as our results of operations and cash flows are subject to fluctuations in foreign currency exchange rates. To date, we have not had significant proportions of our spending tied to foreign currencies but this may change in the future. Thus, fluctuations in currency exchange rates could affect our consolidated results as expressed in U.S. dollars. We currently do not engage in hedging transactions to protect against uncertainty in future exchange rates between particular foreign currencies. We cannot predict the impact of foreign currency fluctuations, and foreign currency fluctuations in the future may adversely affect our consolidated financial condition, consolidated results of operations and consolidated cash flows.

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

We have net operating loss carryforwards and tax credit carryforwards for U.S. federal and state income tax purposes which begin to expire in future years. Additionally, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50 percentage points within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements and other transactions that have occurred since our inception, as well as our initial public offering, may trigger such an ownership change pursuant to Section 382. Any such limitation, whether as the result of future securities offerings, our initial public offering, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our consolidated results of operations in future years.

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

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Under the enacted Leahy-Smith America Invents Act, or the America Invents Act, after March 2013, the United States moved from a “first-to-invent” to a “first-inventor-to-file” system. Under a “first-inventor-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear, as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act and many of the substantive changes to patent law, including the “first-inventor-to-file” provisions. In addition, the courts have yet to address many of these provisions and the applicability of the America Invents Act and new regulations on specific patents discussed herein, for which issues have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and consolidated financial condition.

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

In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and, if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. This type of litigation or proceeding could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, consolidated results of operations, consolidated financial condition and prospects. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their regular responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. As noted above, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third-parties, or enter into development collaborations that would help us commercialize our current or future therapeutic candidates, if approved. Any of the foregoing events would harm our business, consolidated financial condition, consolidated results of operations and prospects.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Recent patent reform legislation in the U.S. and other countries, including the Leahy-Smith America Invents Act, or Leahy-Smith Act, signed into law on September 16, 2011, could increase those uncertainties and costs. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first inventor to file” system. The first-inventor-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could make it more difficult to obtain patent protection for our inventions and increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business, consolidated results of operations and consolidated financial condition.

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

Moreover, any of these parties might breach the agreements and intentionally or inadvertently disclose our trade secret information and we may not be able to obtain adequate remedies for such breaches. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights and trade secrets to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the U.S. and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third-parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, consolidated financial condition, consolidated results of operations and future prospects.

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

These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third-parties except in specific circumstances. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third-parties. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property. Although we require all of our employees to assign their inventions to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third-parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, consolidated financial condition, consolidated results of operations, and prospects.

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

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we may collect and use a variety of personal data, such as name, mailing address, email address, phone number and clinical trial information. A successful cyberattack could result in the theft or destruction of intellectual property, data or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our consolidated results of operations and consolidated financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the European Union, or EU, General Data Protection Regulation, or GDPR) and may cause a material adverse impact to our reputation, affect our ability to use collected data, conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. We also rely on our employees and consultants to safeguard their security credentials and follow our policies and procedures regarding use and access of computers and other devices that may contain our sensitive information. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, expenses or lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, consolidated results of operations, consolidated financial condition, prospects and consolidated cash flows. Any failure by such third-parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business.

Like many other companies, we have on occasion experienced, and will continue to experience, threats to our data and systems and attempts to damage or steal our property, information or financial resources, including through malicious codes and viruses, phishing, business email compromise attacks, and attempted ransomware or other cyber-attacks. Whereas none of these instances has had a material impact on us so far, the number and complexity of these threats continue to increase over time. For example, in July 2021, we were subject to what we believe was a phishing attack. We do not believe this incident had a material impact on our business or consolidated financial condition. However, the number and complexity of these threats continue to increase. If a material breach of our information technology systems or those of our third-party service providers occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. Such a material breach could also have a material adverse effect on our business, consolidated financial condition or consolidated results of operations.

We or the third-parties upon whom we depend may be adversely affected by earthquakes, other natural disasters, or political and military events, and our business continuity and disaster recovery plans may not adequately protect us from any such serious disaster.

Any unplanned or unexpected event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or man-made accidents or incidents that result in us being unable to fully utilize our facilities, or our third-party contract manufacturers being unable to operate their manufacturing facilities normally, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our consolidated financial and operating conditions. Loss of or reduced access to these facilities or interruptions in the flow of supplies may result in increased costs, delays in the development of our therapeutic candidates or interruption of our business operations. Earthquakes or other natural disasters could further disrupt our operations and have a material and adverse effect on our business, consolidated financial condition, consolidated results of operations and prospects. If a natural disaster, power outage or other event were to occur that prevented us from using all or a significant portion of our facilities, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. Also, Russia’s military attack on Ukraine could have a material adverse effect on our business, consolidated financial condition, consolidated results of operations and prospects.

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

We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, unintentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the U.S. and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing, patient support and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third- parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our consolidated results of operations.

Efforts to ensure that our business arrangements with third-parties will comply with applicable healthcare laws and regulations will involve substantial costs. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant criminal, civil and administrative sanctions including monetary penalties, damages, fines, disgorgement, individual imprisonment, and exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, reputational harm, and we may be required to curtail or restructure our operations, any of which could adversely affect our ability to operate our business and our consolidated results of operations.

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

Unstable market and economic conditions may have serious adverse consequences on our business, consolidated financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including periods of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability, including most recently in connection with military actions, inflation and potential recession concerns. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any debt or equity financing we seek to obtain more difficult, more costly, and more dilutive.

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

Current economic circumstances may harm our business, consolidated financial condition and consolidated results of operations.

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

These developments could lead to supply chain disruption, inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect our business, consolidated financial condition and our consolidated results of operations. They are likely to make obtaining equity capital more difficult and more expensive.

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

We may conduct clinical trials in the EEA where the GDPR would increase our responsibility and liability in relation to personal data that we process when such processing is subject to the GDPR, and when we are required to have in place additional mechanisms and safeguards to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR is a rigorous and time-intensive process that would increase our cost of doing business or require us to change our business practices. Despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. We expect that we will face uncertainty as to whether our efforts to comply with any obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our business and on our ability to attract and retain new clients or biotechnology and biopharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national vendors or biotechnology and biopharmaceutical partners to use our products due to the potential risk exposure as a result of data protection obligations imposed on them by law, including the GDPR. Such vendors or biotechnology and biopharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the forgoing could materially harm our business, prospects, consolidated financial condition and consolidated results of operations.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and consolidated financial condition. In addition, the Sarbanes-Oxley Act of 2002, as amended, or Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and Nasdaq to implement provisions of the Sarbanes- Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.

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

In addition to substantially increasing our legal and financial compliance costs, we expect the rules and regulations applicable to public companies to continue to make some of our activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, or increase our costs, they could have a material adverse effect on our business, consolidated financial condition and consolidated results of operations and may require us to reduce costs in other areas of our business or increase the prices of any products or services we may offer in the future. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to comply with these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees or as executive officers.

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

Risks related to our Common Stock

If you purchase our securities, you may be subject to substantial dilution in the book value of your shares.

We will need to raise additional capital in the future. To the extent we raise additional capital through the issuance of equity or convertible debt securities in the future, there will be dilution to investors and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights.

In April 2026, we entered into the SEPA and expect to issue the First Convertible Note. The issuances of Common Stock pursuant to the SEPA and upon conversion of the First Convertible Note may cause immediate and substantial dilution to our existing stockholders and could cause a significant reduction in the market price of our Common Stock.

Future issuances of our Common Stock or other equity securities, whether pursuant to the SEPA or otherwise, or the perception that such sales may occur, could adversely affect the trading price of our Common Stock and impair our ability to raise capital through future offerings of shares or equity securities. We may choose to raise additional capital through the issuance of equity or convertible debt securities due to market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. No prediction can be made as to the effect, if any, that future sales of Common Stock or securities convertible into Common Stock, or the availability of Common Stock for future sales, will have on the trading price of our Common Stock.

There is no public market for our common stock purchase warrants.

There is no established public trading market for the common stock purchase warrants we have issued. We will not list the common stock purchase warrants on any securities exchange or nationally recognized trading system, including the Nasdaq Capital Market. Therefore, we do not expect a market to ever develop for the common stock purchase warrants. Without an active market, the liquidity of our common stock purchase warrants will be limited.

Our common stock purchase warrants are speculative in nature.

Common stock purchase warrants do not confer any rights of common stock ownership on their holders, such as voting rights or the right to receive dividends, but merely represent the right to acquire shares of common stock at a fixed price. Commencing on the date of issuance, holders of common stock purchase warrants may exercise their right to acquire the underlying common stock and pay the respective stated warrant exercise price per share.

Until holders of common stock purchase warrants acquire shares of our common stock upon exercise thereof, such holders will have no rights with respect to shares of our common stock, except as provided in the warrants and common stock purchase warrants. Upon exercise of the warrants and common stock purchase warrants, such holders will be entitled to the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

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

Our stock price has been volatile since our initial public offering. The stock market in general, and the market for the stocks of many smaller biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations often unrelated or disproportionate to the operating performance of particular companies. We believe that this has occurred for numerous reasons including as a result, economic events and expectations, the war in the Ukraine and the current armed conflict in Israel and the Gaza Strip, with Israel having declared of war on Hamas, a U.S. designated Foreign Terrorist Organization, due to recent attacks. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. As a result of the foregoing, shareholders may not be able to sell their common stock at or above the price at which they purchase those shares in this offering or otherwise. The market price for our common stock may be influenced by many factors, including:

➢	the success of competitive drugs or technologies;
➢	results of clinical trials of our current or future therapeutic candidates or those of our competitors;
➢	regulatory or legal developments in the U.S. and other countries;
➢	developments or disputes concerning patent applications, issued patents or other proprietary rights;
➢	the recruitment or departure of key personnel;
➢	the level of expenses related to any of our current or future therapeutic candidates or clinical development programs;
➢	the results of our efforts to discover, develop, acquire or license additional current or future therapeutic candidates or drugs;
➢	actual or anticipated changes in estimates as to consolidated financial results, development timelines or recommendations by securities analysts;
➢	variations in our consolidated financial results or those of companies that are perceived to be similar to us;

➢	changes in the structure of healthcare payment systems;

➢market conditions in the pharmaceutical and biotechnology sectors;

➢	future sales of our Common Stock, debt securities convertible into equity, and conversion of our Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock and the Convertible Notes;
➢	general economic, industry and market conditions;
➢	potential delisting from Nasdaq; and
➢	the other factors described in this “Risk Factors” section.

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

The development of pharmaceutical drugs is capital intensive. We are currently advancing clinical development of TTX-MC138. Our cash resources at December 31, 2025, are insufficient to fund our planned operations or development plans beyond approximately year end 2026. We may not be able to complete our planned Phase 2a clinical trial, we may only be able to complete the trial in a small subset of patients and in only one tumor type. Even if completed, we will require additional funds to advance further. If we are capital constrained, we may not be able to meet our obligations. If we are unable to meet our obligations, or we experience a disruption in our consolidated cash flows, it could limit or halt our ability to continue to develop our therapeutic candidates or even to continue operations, either of which occurrence would have a material adverse effect on us and our shareholders.

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

Disruptions in the financial markets in general, and those due geopolitical events in particular, have made equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms favorable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness could result in fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or current or future therapeutic candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, consolidated operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly delay, scale back or discontinue one or more of our research or development programs, the commercialization of any therapeutic candidates, be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, or restrict or curtail operations, any of which could materially affect our business, consolidated financial condition and consolidated results of operations.

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

Under the JOBS Act, EGCs can also delay adopting new or revised accounting standards until such time as those standards apply to private companies, which may make our consolidated financial statements less comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our consolidated financial condition or consolidated results of operations, which may adversely affect our business.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, requires that we evaluate and determine the effectiveness of our internal control over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

To date, we have had limited financial and accounting personnel to fully execute our accounting processes and address our internal control over financial reporting. In preparation of our consolidated financial statements to meet the requirements of our IPO, we determined that material weakness in our internal control over financial reporting existed during the year ended December 31, 2021. Prior to our IPO in 2021, we did not design and therefore did not have an effective control environment commensurate with our current financial reporting requirements. Specifically, we lacked a sufficient number of professionals with segregated duties with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately.

In connection with the preparation of our consolidated financial statements as of and for the years ended December 31, 2025 and 2024, we identified material weaknesses in our control over financial reporting, and determined that a small number of these material weaknesses remained unremediated from when they were first identified during the year ended December 31, 2021, in connection with the preparation of our consolidated financial statements for our IPO. While these material weaknesses did not result in a misstatement for these years, each could have resulted in a misstatement of the aforementioned account balances or disclosures that could have resulted in a material misstatement to the annual or interim consolidated financial statements that would not have been prevented or detected.

To remediate the material weaknesses in our internal control over financial reporting and address the material weaknesses in our accounting processes, we have established more robust accounting policies and procedures and added new accounting staff support. Also, in September 2022, we engaged an independent consultant to assist us in determining what personnel are needed, in evaluating new accounting policies, and in enhancing the robustness of our reporting systems and procedures. This work is ongoing.

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

While we believe that these efforts will improve our internal control over financial reporting, implementation of these and other measures will be ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. We cannot reasonably estimate when these remediation measures will be completed nor can we assure you that the measures we have taken to date, and are continuing to take, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal controls over financial reporting. Furthermore, we may not have identified all material weaknesses, and our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Accordingly, there continues to be a reasonable possibility that these deficiencies or others could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis.

If we continue to fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our consolidated financial results or prevent fraud. As a result, stockholders could lose confidence in our consolidated financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable consolidated financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over consolidated financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported consolidated financial information, which could have a negative effect on the trading price of our stock.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis, and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an EGC, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an EGC for up to five years following the year in which we completed our initial public offering, although circumstances could cause us to lose that status earlier. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to restatements of our consolidated financial statements and require us to incur the expense of remediation.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our Board that our stockholders might consider favorable. Some of these provisions include:

➢	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
➢	a requirement that special meetings of stockholders be called only by the Board acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office;
➢	advance notice requirements for stockholder proposals and nominations for election to our Board;
➢

a requirement that no member of our Board may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

➢

a requirement for approval by not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

➢

the authority of the Board to issue preferred stock on terms determined by the Board without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, or DGCL, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These antitakeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our Board or initiate actions that are opposed by the then-current Board and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our Board could cause the market price of our common stock to decline.

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

There is no guarantee that the Acquisition will increase stockholder value.

On October 8, 2025, we consummated the Acquisition. We cannot guarantee that the Acquisition and related transactions will not impair stockholder value or otherwise adversely affect our business. The Acquisition poses significant integration challenges between our businesses and employees which could result in management and business disruptions, any of which could harm our consolidated results of operation or business prospects and impair the value of the Acquisition to our stockholders.

The Acquisition is subject to a contractual repurchase right in certain circumstances, which could have a material adverse effect on our consolidated results of operations, consolidated financial condition, and consolidated cash flows.

In connection with the Acquisition, we agreed to enter into a Repurchase Agreement with DEFJ pursuant to which DEFJ has the right, but not the obligation, to exercise an option to acquire all of our rights in and to the membership interests of ABCJ (the “Interests”) from us (the “Repurchase Option”) upon the occurrence of specified events. In the event that the Repurchase Option is exercised, we will be required to sell all of the Interests in exchange for the same amount for which we initially purchased them, which could have a material adverse effect on the price of our Common Stock, our consolidated results of operations and consolidated financial condition.

We may be required to settle certain shares of Preferred Stock for cash, which could have a material adverse effect on our business and consolidated financial condition.

The Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock and Series B Non-Voting Convertible Preferred Stock, dated October 27, 2025, (the “Certificate of Designation”) provides that if we fail to deliver certificates or electronic entries representing the shares of Common Stock issuable upon conversion of the Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”) or the Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”) to the holders of Preferred Stock in compliance with the Certificate of Designation, each such undelivered share of Common Stock may be settled for cash at the option of the holder of Preferred Stock at a price per share equal to the then-current fair value of a share of Common Stock. In addition, solely with respect to the shares of Series A Preferred Stock, upon the occurrence of the conditions set forth in the Repurchase Agreement, if we fail to consummate the repurchase if the Repurchase Option is exercised, each such undelivered share of Common Stock may be settled for cash at the option of the holder of Series A Preferred Stock at a price per share equal to the then-current fair value of a share of Common Stock. If we are required to cash settle a significant amount of Preferred Stock, we may not have sufficient liquidity to satisfy our obligations, which could have a material adverse effect on our business and consolidated financial condition.

Stockholders may not realize a benefit from the Acquisition and Investment commensurate with the ownership dilution they have experienced, and may in the future experience, in connection with the Acquisition and Investment, including the issuance of our Common Stock upon conversion of all outstanding shares of Preferred Stock issued in the Acquisition and Investment.

If we are unable to realize the full strategic and financial benefits currently anticipated from the Acquisition and Investment, stockholders will have experienced substantial dilution of their ownership interests in us without receiving commensurate benefit, or, to the extent we are able to realize only part of the strategic and financial benefits currently anticipated from the Acquisition and Investment, only receiving part of the commensurate benefit.

The failure to successfully integrate our existing business with that of Polynoma in the expected timeframe would adversely affect our future results.

Our ability to successfully integrate our and Polynoma’s operations will depend, in part, on our ability to realize the anticipated benefits from the Acquisition. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits of the Acquisition may not be realized fully, or at all, or may take longer to realize than expected, and the value of our Common Stock may be adversely affected. In addition, the integration of our and Polynoma’s respective businesses will be a time-consuming and expensive process. Proper planning and effective and timely implementation will be critical to avoid any significant disruption to our operations. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business or the identification of inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with suppliers, distributors, creditors, lessors, clinical trial investigators or managers or to achieve the anticipated benefits of the Acquisition. Delays encountered in the integration process could have a material adverse effect on our consolidated expenses, consolidated operating results, consolidated financial condition, and the value of shares of our Common Stock.

If DEFJ were to convert a substantial majority of the Preferred Stock that it holds, we could become a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, we would qualify for exemptions from certain corporate governance requirements.

As of the date hereof, DEFJ holds approximately 1,376.69 shares of Preferred Stock and 83,285 shares of Common Stock, which on a fully converted basis together equal approximately 90.8% of the voting power in us. Pursuant to the Certificate of Designation, prior to our receipt of stockholders’ approval of the conversion of the applicable series of Preferred Stock into shares of Common Stock (the “Polynoma Stockholder Approval”), in accordance with the listing rules of the Nasdaq Stock Market, we shall not issue more than an aggregate of 19.9% of the Common Stock outstanding as of October 8, 2025, in connection with the Acquisition and the Investment. In addition, DEFJ may not convert shares of Preferred Stock into shares of our Common Stock if such conversion would result in DEFJ beneficially owning more than 9.99% of the shares of our Common Stock outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”). Any increase in the Beneficial Ownership Limitation may not be effective until after Polynoma Stockholder Approval and 60 days after we have received written notice from the holder of Preferred Stock that they intend to remove the Beneficial Ownership Limitation.

After Polynoma Stockholder Approval, DEFJ would have the ability, subject to the Beneficial Ownership Limitation, to convert its Preferred Stock and become the owner of more than 50% of the voting power in us, resulting in us qualifying as a “controlled company” under Nasdaq listing requirements. As the owner of more than 50% of the voting power of us, DEFJ would be able to determine all matters requiring approval by our stockholders. Furthermore, this concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. This significant concentration of share ownership may also adversely affect the trading price of our Common Stock because investors may perceive disadvantages in owning stock in a Company that is controlled by a single stockholder.

If we were deemed to be a “controlled company,” we would be exempt from certain Nasdaq corporate governance requirements, including those that would otherwise require the Board to have a majority of independent directors and require that we establish and maintain a compensation committee comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the Board by the independent members of the Board. While we do not currently intend to rely on any of these exemptions, following the conversion of Preferred Stock, the Board may decide  to rely on such exemptions if we are considered a “controlled company.” To the extent we rely on one or more of these exemptions, holders of our Common Stock will not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

Our future results will suffer if we do not effectively manage our expanded operations.

As a result of the Acquisition, we have become a more diversified company and our business has become more complex. There can be no assurance that we will effectively manage the increased complexity without experiencing operating inefficiencies or control deficiencies. Significant management time and effort are required to effectively manage our increased complexity and our failure to successfully do so could have a material adverse effect on our business, consolidated financial condition, consolidated results of operations and growth prospects. In addition, as a result of the Acquisition, our consolidated financial statements and consolidated results of operations for periods prior to October 8, 2025, may not provide meaningful guidance for assessing the prospects or potential success of our future business operations.

We expect to incur substantial expenses related to the integration of Polynoma.

We have incurred, and expect to continue to incur, substantial expenses in connection with the Acquisition and the integration of Polynoma. There are a number of processes, policies, procedures, operations, technologies and systems that must be integrated, including accounting and finance, billing, payroll, research and development, marketing and benefits. We and Polynoma have both incurred significant transaction expenses in connection with the drafting and negotiation of the Purchase Agreement and the related ancillary agreements. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These integration expenses likely will result in our taking significant charges against earnings in future periods, and the amount and timing of such charges are uncertain at present.

The Series A Preferred Stock and Series C Preferred Stock cannot be converted into Common Stock without stockholder approval. There is no guarantee these approvals will be obtained.

Under the terms of the Purchase Agreement and the Unleash Licensing Agreement, we agreed to call and hold a special meeting of stockholders to obtain, among other things, the requisite approvals for the conversion of all outstanding shares of Series A Preferred Stock and Series C Preferred Stock into shares of our Common Stock and to seek approval of a potential “change of control” under

Nasdaq Listing Rules 5110 and 5635(C), in each case as required by the Nasdaq Stock Market LLC listing rules (the “Series A Preferred Stockholder Approval”). At the special meeting of stockholders, we also plan to seek approval of the conversion of all outstanding shares of Series C Preferred Stock into shares of Common Stock (the “Series C Preferred Stockholder Approval”). While it is anticipated that we will receive the Series A Preferred Stockholder Approval and the Series C Preferred Stockholder Approval, there can be no guarantee that such approvals will be obtained. As of the date hereof, we have not sought stockholder approval of these conversions, although we intend to seek stockholder approval in the near future. If the Series A Preferred Stockholder Approval and the Series C Preferred Stockholder Approval are not obtained, persons holding Series A Preferred Stock or Series C Preferred Stock, as applicable, will continue to hold such shares until such time as the required stockholder approvals are obtained. We have agreed to seek to obtain such approvals at an annual or special stockholders meeting to be held at least every six months thereafter until such approval is obtained, which would be time-consuming and costly.

The Unleash Licensing Agreement and our attempts to develop the Unleash drug candidates may not result in material benefits to our business.

There can be no assurance that we will realize any of the benefits from the Unleash Licensing Agreement or realize such benefits within the anticipated timeframe. We believe that UIO-524, UIO-525, and UIO-526 present a compelling opportunity for us to expand our therapeutic approaches, but we will not be able to determine whether this belief is accurate until after reviewing the results of the necessary studies and clinical trials. These results may not validate our belief in the candidates’ effectiveness or obtaining the results may take longer than anticipated. If development of the Unleash drug candidates is unsuccessful or delayed, our consolidated results of operations or consolidated financial condition could be negatively affected.

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

Since July 2021, we have no knowledge of any cybersecurity incidents which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, consolidated results of operations, or consolidated financial condition. Refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K, including “Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our current or future therapeutic candidates’ development programs,” and “We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure,” for additional discussion about cybersecurity-related risks.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes. Our Chief Financial Officer is the primary person in our company responsible for overseeing the cybersecurity risk management program. He has had oversight of our cybersecurity and risk management programs since the second half of 2021. This is not a full-time function for our Chief Financial Officer and because he is not an experienced computer professional, he relies to a large degree on our outside information technology, or IT, support firm. He is also immediately alerted of any cybersecurity breaches that occur by our third-party vendors or by others so that appropriate measures may be taken timely.

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

ITEM 2. PROPERTIES.

As of December 31, 2025, we conducted the majority of our R&D activities in conjunction with Michigan State University with which we recently entered a sponsored research agreement. We moved our business operations into office space in Woburn, Massachusetts, under a short-term rental arrangement. We maintain a “virtual office” at the address set forth on the cover page of this Annual Report. We also rent office space in Boca Raton, Florida.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in litigation relating to claims arising from the ordinary course of business. We do not know of any claims or actions pending against us or threatened, the ultimate disposition of which could have a material adverse effect on our consolidated results of operations or consolidated financial condition except claims by an investment bank that it is entitled to fees, claims which we have rigorously disputed.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades under the symbol “RNAZ” on the Nasdaq Capital Market and has been publicly traded since July 9, 2021. Prior to this time, there was no public market for our common stock.

Stockholders

As of April 3, 2026, we had 916,968 shares of common stock outstanding held by approximately 24 holders of record, one of which was Cede & Co., or Cede, a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede as one stockholder. The number of beneficial owners of our stock is greater than this number of record holders because it includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Except if required by contractual arrangements approved by our Board, any future determination to declare dividends will be made at the discretion of our Board and will depend on our consolidated financial condition, consolidated operating results, capital requirements, general business conditions and other factors that our Board deems relevant. In connection with the Purchase Agreement, we were obligated to issue additional shares of Series A Preferred Stock to holders of Series A Preferred Stock as a dividend on April 6, 2026.

Equity Compensation Plans

Information about our equity compensation plans will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2025, and through the filing date of this Annual Report on Form 10-K have previously been reported in our Quarterly Reports on Form 10-Q and/or Current Reports on Form 8-K.

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

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our consolidated financial condition and consolidated results of operations together with the “Consolidated Financial Statements” section of this Annual Report on Form 10-K including the related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth in the “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Annual Report, our actual results could differ materially from the consolidated results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Company Overview

TransCode is an immuno-oncology and targeted cancer therapy company with a focus on treating advanced malignancy. Our lead therapeutic candidate, TTX-MC138, is focused on treating metastatic tumors that overexpress microRNA-10b, a unique, well-documented biomarker of metastasis.

Polynoma Acquisition.  On October 8, 2025, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with DEFJ, LLC, a Delaware limited liability company, (“DEFJ”) pursuant to which we acquired 100% of the issued and outstanding membership interests of ABCJ, LLC, a Delaware limited liability company, (“ABCJ”) (such transaction, the “Acquisition”). Prior to the Acquisition, ABCJ was a wholly owned subsidiary of DEFJ and an indirect wholly owned subsidiary of CK Life Sciences Int’l., (Holdings) Inc., a listed entity on the Main Board of the Hong Kong Stock Exchange (“CKLS”).  In the Acquisition, we issued 1,242.0717 shares of Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, (the “Series A Preferred Stock”) to DEFJ.  Each share of Series A Preferred Stock is convertible into 10,000 shares of Common Stock.

ABCJ owns 100% of the issued and outstanding membership interests of Polynoma, LLC, a Delaware limited liability company, (“Polynoma”) previously headquartered in San Diego, California. Polynoma is an immuno-oncology focused biopharmaceutical company developing Seviprotimut-L, an investigational polyvalent antigen vaccine intended to reduce the risk of recurrence of cancer in patients with  stage IIB and IIC melanoma who have limited options. Seviprotimut-L has been safely administered in clinical trials to more than 1,000 patients.

We intend to work on developing both TTX-MC138 and Seviprotimut-L, with the initial focus on advancing TTX-MC138 in a planned Phase 2a clinical trial. We believe there is potential to augment Seviprotimut-L's focus with TTX-MC138 by addressing micrometastases in stage IIB and IIC melanoma patients.

Concurrent with the Acquisition, we entered into an Investment Agreement (the “Investment Agreement”) with DEFJ. Pursuant to the Investment Agreement, DEFJ agreed to purchase, and we agreed to issue and sell, in a private placement an aggregate of 223.7337 shares of Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share, (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”) for a price per share of $111,740, for an aggregate purchase price of approximately $25 million. The aggregate purchase price consisted of a cash subscription of $20 million paid on October 8, 2025, and a promissory note (the “Promissory Note”) in the aggregate principal amount of approximately $5 million (together, the “Investment”). The Promissory Note accrued interest at a rate of 4% per annum, calculated as simple interest on a 365-day year. The principal and accrued interest were paid on December 30, 2025. Each share of Series B Preferred Stock is convertible into 10,000 shares of Common Stock.

Contingent Value Rights. Concurrent with the closing of the Acquisition, we entered into a contingent value rights agreement (the “CVR Agreement”) with a rights agent (the “Rights Agent”), pursuant to which each holder of our Common Stock as of October 20, 2025, (the “Record Date”) including those holders who received shares of Common Stock in connection with the Acquisition, is entitled to one contractual contingent value right (each, a “CVR”) issued by us, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of Common Stock held by such holder as of 5:00 p.m. Eastern Daylight Time on the Record Date. The CVR Agreement has a term of seven years (the “Term”).

Each CVR entitles the holders thereof (each a “Holder”), in the aggregate, to 50% of the Net Proceeds (as defined in the CVR Agreement) from any Upfront Payment (as defined in the CVR Agreement) or Milestone Payment (as defined in the CVR Agreement) we receive in a given calendar quarter during the Term. Distributions in respect of CVRs that become payable will be made on a quarterly basis and will be subject to a number of deductions, subject to certain exceptions or limitations, including but not limited to for certain taxes and certain out-of-pocket expenses we incur.

Under the CVR Agreement, the Rights Agent has, and Holders of at least 30% of the CVRs then-outstanding have, certain rights to audit and enforcement on behalf of all Holders. The CVRs may not be sold, assigned, transferred, pledged, encumbered or in any other manner transferred or disposed of, in whole or in part, other than as permitted pursuant to the CVR Agreement. Holders do not have the rights of stockholders by virtue of their CVR holdings and do not have the ability to vote, rights to dividends, or other interests. The CVRs also establish certain restrictions of mergers and change in control activities, as defined in the CVR Agreement.

Unleash Licensing Agreement. In March 2026, we entered into the Unleash Licensing Agreement with Unleash pursuant to which the we acquired a pre-clinical candidate program involving genetically-engineered adenoviruses to harness the immune system to fight cancer, as well as an exclusive, perpetual, irrevocable, worldwide, fully-paid up, royalty-free, sublicensable right and license to related technology.

As consideration for the Unleash Licensing Agreement, pursuant to an Equity Issuance and Registration Rights Agreement with Unleash (the “Unleash Registration Rights Agreement”), we agreed to issue 1,136,364 shares of our Series C Non-Voting Convertible Preferred Stock to Unleash. The Series C Preferred Stock is not convertible until our stockholders approve its conversion into Common Stock in accordance with the listing rules of Nasdaq (the “Unleash Stockholder Approval”). Following the Unleash Stockholder Approval, each share of Series C Preferred Stock is convertible into one share of our Common Stock.

Drug Candidates

In addition to TTX-MC138, we have a portfolio of other first-in-class therapeutic candidates designed to mobilize the immune system to recognize and destroy cancer cells. TTX-siPDL1 is an siRNA-based modulator of programmed death-ligand 1, or PD-L1. TTX-RIGA is an RNA-based agonist of the retinoic acid-inducible gene I, or RIG-I, targeting activation of innate immunity in the tumor microenvironment. TTX-siMYC is a siRNA-based inhibitor of c-MYC, a widely expressed but currently undruggable oncogene. Seviprotimut-L is a novel allogeneic, polyvalent partially purified shed antigens vaccine (alum adjuvanted) for the adjuvant treatment of Stage IIB and IIC melanoma patients 60 years and younger. Seviprotimut-L is derived from three proprietary human melanoma cell lines. Seviprotimut-L works by stimulating both humoral and cellular immune responses. It has completed Phase 2 clinical development and has been administered to approximately 1,000 patients in prior clinical trials.

In 2023, we conducted a Phase 0 clinical trial in one patient with advanced solid tumors. The intent of the Phase 0 trial was to demonstrate quantitative delivery of radiolabeled TTX-MC138 to metastatic lesions. In September 2024, we commenced a Phase I/II clinical trial with TTX-MC138 which was substantially completed by the end of 2025. Analysis of the Phase I/II clinical trial results is ongoing. We expect to commence a Phase 2a clinical trial in the first half of 2026.

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

Our TTX technology has gone through more than 20 years of research and development, or R&D, and optimization, including 12 years at Harvard Medical School and the Massachusetts General Hospital, by our scientific co-founders prior to company formation.

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

Nanoparticles similar in formulation to ours have an excellent clinical safety record of low toxicity and immunogenicity. Because their iron core is magnetic and visible with magnetic resonance imaging, or MRI, they have the additional benefit of enabling quantification of the delivery of the particles to target organs. Our nanoparticles carry functional groups to provide stable links to the therapeutic oligonucleotides of interest through covalent bonds.

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

Because of the potential benefits from a microdose Phase 0 clinical trial, and reflecting the studies described in Cancer Nanotechnology, our First-in-Human Phase 0 trial was designed to deliver a microdose of our therapeutic candidate. Results from the trial suggest the validity of our TTX pipeline for drug delivery generally, potentially opening-up additional relevant RNA targets that have been previously undruggable.

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

We believe that we achieved all three aims under this SBIR.

In September 2024, we received our second NIH Award (the “2024 Award”) from the National Cancer Institute of the NIH. The 2024 Award is a Direct to Phase II SBIR Award to support IND-enabling and clinical trial activities in our clinical trial with TTX-MC138 over two years. The total 2024 Award is for $1,999,972 of which $1,011,207 applies to the first year and $988,765 applies to the second year.

Recent Developments

Phase I/II Clinical Trial

We commenced a Phase I/II clinical trial with TTX-MC138 in September 2024 at MD Anderson and three other clinical trial sites. This trial has been designed as a multicenter, open-label, dose-escalation and dose-expansion study in patients with advanced solid tumors. The Phase 1a stage of this trial involved administration of escalating therapeutic dose levels of our drug candidate in up to six cohorts of three patients or more per cohort. Preliminary data indicate no significant safety or dose limiting toxicities have been reported in the trial. To date, 77 doses of TTX-MC138 have been administered to 16 patients with advanced solid tumors. Three patients remain on trial. The median treatment duration of treatment is four months. Importantly, the duration of treatment for all patients ranged from two to twelve cycles indicative of tolerability and disease control. Sixteen patients showed positive pharmacodynamic effects over a wide dose range, consistent with preclinical results and TransCode’s Phase 0 clinical trial. Key assessments in the clinical trial characterize the safety, pharmacokinetic, pharmacodynamic and anti-tumor activity of TTX-MC138 from which we have estimated a maximum tolerated dose, or MTD, and which suggest that the mechanism of action of TTX-MC138 is on target. The trial also is exploring the effect of TTX-MC138 on biomarker expression, which may include miR-10b expression, and miR-10b downstream targets (RNA sequencing). Clinical assessments to further evaluate TTX-MC138 include clinical laboratory exams, CT scan assessments, and response assessments per RECIST criteria. The Phase 2a stage of the trial is expected to commence in the first half of 2026.

Yorkville Financing

On April 7, 2026, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership, (“Yorkville”) pursuant to which the Company has the right to sell to Yorkville up to $14 million of shares of Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (the “Commitment Amount”). Sales of Common Stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Common Stock to Yorkville under the SEPA.

Upon satisfaction of the conditions to Yorkville’s purchase obligations set forth in the SEPA, the Company can, at its sole discretion, direct Yorkville to purchase specified amounts of Common Stock. The purchase price per share for each Advance is set at 97% of the lowest daily VWAP during the three consecutive trading days beginning on the date upon which the Advance Notice is delivered. Actual sales of Common Stock to Yorkville under the SEPA will depend on a variety of factors including some to be determined by the Company, in its sole discretion, from time to time, which may include, among other things, market conditions, the trading price of the Common Stock and determinations by the Company as to appropriate sources of funding for the Company’s business and operations.

In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has also agreed to advance to the Company up to $6.0 million, less certain amounts as described below, to be paid in two tranches (each, a “Pre-Paid Advance” and, together, the “Pre-Paid Advances”), in exchange for the Company’s issuance to Yorkville of convertible promissory notes (each, a “Convertible Note” and, together, the “Convertible Notes”). Pursuant to the Convertible Notes and the SEPA, Yorkville may convert all or any portion of the outstanding principal amount, accrued but unpaid interest, and other amounts outstanding under the Convertible Notes into shares of Common Stock, at any time and from time to time during the term of the Convertible Notes.

The first Pre-Paid Advance is expected to be disbursed to us the day after we file this Annual Report on Form 10-K. In exchange for the first Pre-Paid Advance, we shall issue to Yorkville a Convertible Note in the principal amount of $1.0 million (the “First

Convertible Note”), which will be sold with a purchase price discount of 5.0% (or $50,000). The First Convertible Note will be convertible into Common Stock at the lower of (i) a fixed conversion price equal to 115% of the VWAP on the day prior to the issuance of the Note and (ii) 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion date, but in no event lower than 20% of last reported trading price of our Common Stock on Nasdaq as quoted by Bloomberg (the “First Convertible Note Conversion Price”) as of the trading day immediately prior to the date of the SEPA (the “Floor Price”). After accounting for the purchase price discount, we expect to receive gross proceeds of $950,000 for the First Convertible Note.

The second tranche of the Pre-Paid Advance shall be disbursed to the Company in exchange for the issuance to Yorkville of a Convertible Note in the principal amount of $5.0 million (the “Second Convertible Note”). The Second Convertible Note will be issued with a purchase price discount of 5.0% (or $250,000) and will be convertible into Common Stock at the lower of (i) a price equal to 115% of the VWAP on the day prior to the issuance of the Second Convertible Note and (ii) 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion date, but in no event lower than the Floor Price (the “Second Convertible Note Conversion Price,” and together with the First Convertible Note Conversion Price, the “Conversion Price”). The Second Convertible Note will be issued on the second trading day after the later of (i) the registration statement filed pursuant to the SEPA, including any prospectus, amendments and supplements thereto, (the “Yorkville Registration Statement”) first becoming effective under the Securities Act, (ii) the Company’s receipt of stockholder approval to issue shares of Common Stock to Yorkville under the SEPA in excess of the Exchange Cap (defined below) and (iii) the approval by Nasdaq of the initial listing application required under Nasdaq Listing Rules 5110 and 5635(b). After accounting for the purchase price discount, the Company expects to receive gross proceeds of $4,750,000 pursuant to the Second Convertible Note.

Interest on the outstanding balances of the Convertible Notes will accrue at an annual rate of 5.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date of each Convertible Note will be 18 months from the date upon which the Convertible Note is issued. The applicable maturity date of each Convertible Note may be extended by the Company, at its option, for a period of six months on two occasions by providing written notice to Yorkville. On the applicable maturity date, any portion of the outstanding principal amount and accrued but unpaid interest that remains outstanding on such Convertible Note will automatically be converted at the then applicable Conversion Price, provided that if any Equity Condition (as defined in the Form of Promissory Note ) is not satisfied, the applicable maturity date will be automatically extended until all Equity Conditions have been satisfied.

The sale and issuance of shares under the SEPA, including conversion of the Convertible Notes at Yorkville’s option and the sale of shares of Common Stock at the option of the Company, is subject to an exchange cap limiting the total number of shares issuable to Yorkville to 183,301 (19.99% of outstanding shares of Common Stock before the effective date of the SEPA) (the “Exchange Cap”), unless the Company obtains stockholder approval to exceed the Exchange Cap (the “Yorkville Issuance Approval”). Additionally, Yorkville may not own more than 9.99% of the Company’s outstanding Common Stock at any time, unless it provides written notice of its intention to increase this limit, effective after 65 days.

MGH License Amendment

Effective August 15, 2025, we and The General Hospital Corporation, d/b/a Massachusetts General Hospital, (“Licensor”) further amended our 2018 License (the “Second Amendment”) to revise diligence requirements and milestone payments. Pursuant to the 2018 License (the License”), we licensed the exclusive rights to certain intellectual property to support development of our therapeutic candidates. In connection with the Second Amendment, we paid the Licensor a license amendment fee of $75,000. The Second Amendment revised certain one-time milestone payments to be made by us to the Licensor for Products and Processes covered by the License as follows:

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

In addition, upon the occurrence of a Change of Control Liquidity Event (as defined in the Second Amendment), we shall pay Licensor up to a certain dollar amount.

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

Reverse Stock Split

On May 15, 2025, we effected a Reverse Stock Split pursuant to which every 28 shares of our issued and outstanding Common Stock was converted automatically into one issued and outstanding share of Common Stock. The Reverse Stock Split affected all stockholders uniformly and did not by itself alter any stockholder’s percentage interest in our equity except to the extent that the Reverse Stock Split would result in a stockholder owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split; any stockholder who would have received fractional shares instead had their shares rounded up to the nearest whole number of shares.

March 2025 Equity Financing

On March 23, 2025, we entered into a Placement Agency Agreement, or the March Agreement, with ThinkEquity LLC, or the Placement Agent, pursuant to which we agreed to issue and sell, directly to various investors, in a registered direct offering (the “March Offering”) an aggregate of approximately 366,072 shares, or the March Shares, of our Common Stock and approximately 366,072 Common Stock Purchase Warrants, or the March Warrants, to purchase approximately 366,072 shares of Common Stock at an aggregate offering price of $27.44 per share of Common Stock and accompanying March Warrant. As part of its compensation for acting as placement agent for the March Offering, we also agreed to issue to the Placement Agent warrants to purchase approximately 18,304 shares of Common Stock, or the Placement Agent Warrants, and together with the March Shares and the March Warrants, the March Securities. We received gross proceeds of approximately $10 million in connection with the March Offering before deducting placement agent fees and other offering expenses payable by us. The March Offering closed on March 25, 2025. The March Warrants are exercisable commencing March 25, 2025, expire on March 25, 2030, and have an exercise price equal to $24.08 per share. The Placement Agent Warrants are exercisable commencing March 25, 2025, expire on March 25, 2030, and have an exercise price equal to $29.96 per share.

Further Restructuring

In an effort to continue to manage our costs, in connection with the January 31, 2025, termination of our sublease of laboratory and office space in Newton, Massachusetts, we (i) determined to conduct our R&D activities primarily in conjunction with Michigan State University under a sponsored research agreement, (ii) terminated an additional research scientist, and (iii) relocated our business activities to short-term office rental space in Woburn, Massachusetts. In connection with our R&D activities, we also terminated one consulting scientist that we had engaged. In connection with integrating Polynoma’s operations into our own, we terminated three former Polynoma employees and did not extend the lease on Polynoma’s office in San Diego.

Financial Operations Overview

Following our IPO in July 2021, we expanded our R&D activities and company operations. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have limited experience with clinical trials, have not obtained any regulatory approvals to sell any products, have not manufactured a commercial-scale drug, or conducted sales and marketing activities. Through December 31, 2025, we received approximately $95.8 million of net proceeds, primarily from our IPO, other equity financings including the Investment Agreement, our SBIR Awards and from borrowings under convertible promissory notes between 2018 and 2020.

We have incurred significant operating losses since inception. Our net losses were approximately $34.7 million and $16.8 million for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, we had an accumulated deficit of approximately $97.9 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates for which there is no assurance of occurrence. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

➢	advance clinical trials with TTX-MC138;
➢	pursue preclinical studies and initiate other clinical trials with TTX-MC138;
➢	advance the development of our product candidate pipeline;
➢	continue to develop and expand our proprietary TTX platform to identify additional product candidates;
➢	support partnerships with industry and academic partners;
➢	obtain new intellectual property and maintain, expand and protect our intellectual property;
➢	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
➢	hire additional quality assurance, clinical, scientific, commercial and administrative personnel to increase our overall knowledge base, scientific expertise, experience and capabilities;
➢	acquire or license additional product candidates or technologies;
➢	expand our infrastructure and facilities to accommodate increased activities and personnel;
➢	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our continued operation as a public company; and incur additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other expenses that we did not incur as a private company.

As a result, we will need substantial additional funding to support our continuing operations and pursue our business strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through sales of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we will likely need to consider additional cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating our development programs, and we may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such future restructuring activities, holders of our common stock and other securities would likely suffer a total loss of their investment.

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

At December 31, 2025, we had cash of approximately $17.8 million. We believe that these funds will be sufficient to support our operating expenses and capital expenditure requirements through approximately year end 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Impact of global economic and political developments and global pandemics

The development of our product candidates or our operations could be disrupted and materially adversely affected by global economic or political developments. In addition, economic uncertainty in global markets caused by political instability and conflict, such as the ongoing conflicts in Ukraine and the Middle East, and economic challenges caused by global pandemics or other public health events, may lead to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions. Our business, consolidated financial condition and consolidated results of operations could be materially and adversely affected by adverse events in the global economy and capital markets resulting from these global economic conditions and circumstances, particularly if such conditions and circumstances are prolonged or worsen.

Although our business has not been materially impacted by these global economic and political developments to date, it is impossible to predict the extent to which we may be impacted in the short and long term, or the ways in which our business, consolidated financial condition and consolidated results of operations could be affected by any of the foregoing or by other events which may occur in the future. Any such disruptions may also magnify the impact of other risks described herein or in our other filings with the SEC.

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

We seek to track our research and development expenses on a program-by-program basis. Our direct external research and development expenses comprise primarily payments to outside consultants, CROs, CMOs, research laboratories, and suppliers. Our direct external research and development expenses also include fees incurred under license and option agreements. We do not intend generally to allocate costs of management personnel, certain costs associated with our discovery efforts, certain supplies used in the laboratory, and certain facilities costs, including depreciation or other indirect costs, to specific programs when these costs are incurred across multiple programs and where it may not be practical to track them by program. We use internal resources along with outside parties primarily to conduct our research and discovery as well as for managing our preclinical development, process development, manufacturing and clinical development activities.

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

In late 2024, we and The University of Texas M. D. Anderson Cancer Center (“MD Anderson”) agreed to amend our five-year strategic collaboration agreement in favor of MD Anderson focusing solely on participation in our Phase I/II clinical trial. This amendment relieved us from the obligation to make up to $10 million of collaboration payments. We are obligated to pay charges incurred by MD Anderson in connection with clinical trial services. In January 2023, we made an initial payment of $250,000 to MD Anderson recorded as a Prepaid Expense pending such time as payments under the collaboration became due. Initial expenses of the clinical trial have been charged against the initial payment and for the years ended December 31, 2025 and 2024, were $154,306 and $279,768, respectively.

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the manufacturing, preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows might commence from or related to any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain due to the numerous risks and uncertainties associated with product development and commercialization, including:

➢	the scope, progress, outcome and costs of our preclinical development activities, clinical trials, manufacturing activities, and other research and development;
➢	the requirement to establish an appropriate safety and efficacy profile in IND-enabling studies;

➢	the timing and terms of regulatory submissions and, if received, approvals to conduct clinical trials;
➢	the number of sites and patients needed to complete clinical trials, the length of time required to enroll suitable patients and complete clinical trials, and the duration of patient follow-ups;
➢	assessment by us and regulatory agencies of data generated in clinical trials;
➢	the timing, receipt and terms of marketing approvals, if any, from applicable regulatory authorities including the FDA and regulators outside the U.S.;
➢	the extent of any post-marketing approval commitments that may be required of us by regulatory authorities;
➢	establishing capabilities, or making arrangements with third-parties, to manufacture the quantities and quality of product we need to conduct pre-clinical studies, clinical trials and manufacturing validation activities in advance of any New Drug Applications that we may submit;
➢	development and timely delivery of clinical-grade and commercial-grade drug formulations as required for use in our clinical trials and for manufacturing validation and regulatory agency review in connection with pursuit, if any, we may undertake for commercial launch of therapeutic candidates that receive marketing approval;
➢	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
➢	significant and changing government regulation;
➢	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
➢	competitive developments; and
➢	maintaining an acceptable safety profile of our product candidates following approval, if any, of our product candidates.

Any changes in or adverse outcome of any of these variables or others with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of our product candidates.

General and administrative expenses

General and administrative expenses consist primarily of staffing costs comprising mainly salaries, benefits, and share-based compensation expense for personnel serving in executive, finance, and other business functions; professional fees for legal, patent, consulting, investor and public relations, accounting, tax and audit services; insurance costs, especially directors and officers liability insurance; corporate and office expenses, including facilities costs; and information technology costs.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our R&D activities, prepare for potential commercial activities including possible partnerships for the development or marketing of approved product candidates, if any, and the increased requirements of a larger and publicly-traded company. We also anticipate that we will incur significantly increased accounting, audit, tax, legal, regulatory, compliance and director and officer liability insurance costs as well as investor and public relations expenses associated with operating as a public company. Additionally, if and when we believe regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other personnel-related expenses involved in preparing for commercial operations, especially as it relates to the sales and marketing of that product candidate. There is a risk that we could incur the foregoing expenses but not receive the anticipated regulatory approval.

In September 2021, we engaged an independent compensation advisory firm to support the continued development of our compensation programs and governance model for officers, directors and employees. Our goal is to ensure that our culture, values, and strategic priorities are effectively represented in our compensation philosophy and strategy.

Other income (expense)

Interest expense

Interest expense previously consisted primarily of accrued interest on convertible promissory notes and other charges related to the notes. Since the notes converted into shares of common stock concurrent with our IPO, we no longer incur interest expense on these notes. Under our payment program for directors and officers liability insurance, we incur certain financing charges, and we incurred imputed interest expense in connection with our previous right-of-use asset.

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

Results of operations

The following table summarizes the approximate amounts of our consolidated results of operations for the periods indicated:

	Year Ended December 31,
	2025	2024	Change

	(in thousands)
Operating Expenses
Research and development	$13,422	$9,706	$3,716
General and administrative
General and administrative expenses	5,771	5,954	(183)
Acquisition-related transaction costs	8,787	—	8,787
Total general and administrative	14,558	5,954	8,604
Total operating expenses	27,980	15,660	12,320
Operating loss	(27,980)	(15,660)	(12,320)

Other income (expense)
Change in fair value of warrant liability	(9,277)	(939)	(8,338)
Change in fair value of contigent consideration	1,584	—	1,584
Warrant Issuance Costs	—	(597)	597
Grant income	1,278	524	754
Gain on sale of equipment	—	1	(1)
Currency exchange gain (loss)	(112)	(57)	(55)
Interest income	79	1	78
Interest expense	(7)	(27)	20
Total other income (expense)	(6,455)	(1,094)	(5,361)
Loss before income taxes	(34,435)	(16,754)	(17,681)
Deferred income tax provision	(226)	—	(226)
Net Loss	(34,661)	(16,754)	(17,907)
Deemed dividend arising from warrant modification	—	(31)	31
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	(1,610)	—	(1,610)
Net loss attributable to common stockholders	$(36,271)	$(16,785)	$(19,486)

Comparison of the years ended December 31, 2025 and 2024

Research and development expenses

Research and development, or R&D, expenses increased $3,716 thousand in 2025 compared to 2024. The increase reflects primarily increases in clinical trial spending, costs of production of drug used in the clinical trial, and intellectual property expenses offset in part by reductions in certain preclinical testing and reduced lab facilities costs.

General and administrative expenses

General and administrative expenses increased $8,604 thousand in 2025 compared to 2024. The increase reflects primarily increased fees for professional services, primarily financial advisory, legal and accounting services related to the Acquisition, and increased compensation costs, offset in part by decreased share-based compensation expense, spending for directors and officers liability insurance, investor relations services, and facilities expenses. Our transaction costs in connection with the Acquisition were approximately $8.8 million. These costs include direct expenses as well as integration-related professional fees and other incremental costs directly associated with the Acquisition. Transaction costs were expensed as incurred and are included in General and Administration expenses in our consolidated statement of operations.

Change in fair value of warrant liability

The change in fair value of warrant liability expense was $8,338 thousand greater in 2025 compared to 2024, resulting primarily from a higher share price at December 31, 2025, and exercises of Series D warrants in the first quarter of 2025.

Grant income

Grant income increased $754 thousand in 2025 compared to 2024. Prior to September 2024, grant income was recognized under an NIH grant awarded in April 2021 to fund certain costs to advance our lead therapeutic candidate into clinical trials. The April 2021 award ended in March 2024. We were awarded a second NIH grant in September 2024. Grant income in 2025 is related to the 2024 Award.

Change in fair value of contingent consideration

The change in fair value of contingent consideration was a $1,584 thousand gain. Contingent consideration arose in connection with the Acquisition; there was no contingent consideration in 2024.

Warrant issuance costs

Issuance costs for warrants issued in connection with our December 2, 2024, Private Investment in Public Equity, or PIPE, were $597 thousand in 2024. There was no corresponding expense in 2025.

Currency exchange gain (loss)

Loss on currency exchange was $55 thousand greater in 2025 than in 2024, reflecting changes in exchange rates on billings in Euros from certain vendors.

Interest income

Interest income was $79 thousand in 2025 compared to $1 thousand in 2024 reflecting earnings on higher cash balances from equity financings in 2025.

Interest expense

Interest expense was $7 thousand in 2025 compared to $27 thousand in 2024 primarily reflecting the absence of imputed interest on right-of-use assets.

Cash flows

The following table summarizes the approximate amounts of consolidated our cash flows for the periods indicated:

	Years ended December 31,
	2025	2024

	(in thousands)
Net cash used in operating activities	$(19,516)	$(13,336)
Net cash used in investing activities	(4)	(22)
Net cash provided by financing activities	31,523	16,401
Net change in cash	$12,003	$3,043

Comparison of the years ended December 31, 2025 and 2024

Operating activities

During 2025, we used cash of $19,516 thousand in operating activities compared to $13,336 thousand in 2024. Cash used in operating activities in 2025 primarily reflected our net loss of $34,661 thousand offset primarily by a $9,277 thousand non-cash change in fair value of warrant liability, $6,837 thousand of non-cash transaction costs incurred in connection with the Acquisition, a $1,584 non-cash change in fair value of contingent consideration, and a $485 thousand non-cash charge for share-based compensation expense, offset in part by $477 thousand in prepaid expenses and $952 thousand in grants receivable.

Changes in accounts payable and accrued expenses were generally due to the amounts and timing of vendor invoicing and payments.

Investing activities

During 2025, we used cash of $4 thousand in investing activities compared to $22 thousand used in 2024, reflecting primarily purchases of laboratory and computer equipment.

Financing activities

During 2025, we obtained cash of $31,523 thousand (net) from sales of equity securities. During 2024, we obtained cash of $16,401 thousand (net) from sales of equity securities.

Liquidity and capital resources

Sources of liquidity

Since inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant consolidated operating losses and negative consolidated cash flows from operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if ever. We have funded our operations to date primarily with proceeds from our IPO and other equity financings, SBIR Awards, and funds from borrowings under convertible promissory notes. Through December 31, 2025, we had received net cash proceeds of approximately $95.8 million from these sources.

At December 31, 2025, we had cash of approximately $17.8 million.

On April 7, 2026, we entered into the SEPA with Yorkville. Pursuant to the SEPA, in exchange for Convertible Notes in the aggregate amount of $6.0 million, Yorkville agreed to advance to us 95% of the face amount of the Convertible Notes for gross proceeds of $5.7 million. The Convertible Notes may be repaid in cash or converted into shares of Common Stock. The Convertible Notes will accrue interest at an annual rate of 5% subject to an increase upon the occurrence and continuance of events of default as described in the Convertible Notes. The outstanding balance of the Convertible Notes, plus any accrued but unpaid interest, is due and payable on the 18-month anniversary of the closing date of such Convertible Note, unless otherwise agreed by the parties.

In connection with the SEPA, we have the right to sell to Yorkville up to $14.0 million of shares of our Common Stock, subject to certain limitations and conditions set forth in the SEPA. Sales of shares of Common Stock to Yorkville and the timing of any such sales, if we elect to sell shares of Common Stock to Yorkville at a future date, are at our option, and we are under no obligation to sell any shares of Common Stock to Yorkville. As consideration for Yorkville’s commitment under the SEPA, we agreed to pay to Yorkville a commitment fee equal to 2.0% of the Commitment Amount, or $280,000, which may be paid in cash or shares of Common Stock based on the price per share equal to the VWAP of the Common Stock on the trading day immediately prior to the effective date of the SEPA. As of the date of this Annual Report on Form 10-K, no shares had been sold under the SEPA.

Future requirements

We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance preclinical activities and pursue additional clinical trials of TTX-MC138. We expect to incur additional costs associated with operating as a public company, including significant legal, accounting, tax, investor relations and other expenses.

The timing and amount of our operating expenditures will depend largely on our ability to, among other things:

➢	advance clinical development of TTX-MC138 and preclinical development of other drug candidates;
➢	develop validated processes to effectively manufacture, or have manufactured on our behalf, our preclinical and clinical drug materials and for commercial manufacturing of any product candidates that may receive regulatory approval;
➢	seek regulatory approvals for any product candidates that successfully complete clinical trials;
➢	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval and intend to commercialize on our own;
➢	establish collaborations to commercialize any product candidates for which we obtain marketing approval but do not intend to commercialize on our own;
➢	expand our operational, financial and management systems and hire additional personnel, including personnel to support our clinical development, quality control, scientific research, manufacturing and commercialization efforts, our general and administrative activities and our operations as a public company; and
➢	obtain or develop new intellectual property and maintain, expand and protect our intellectual property portfolio.

We believe that our cash of approximately $17.8 million at December 31, 2025, will be sufficient to fund our operating expense and capital expenditure requirements through approximately year end 2026. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we expect. Changed circumstances may also result in the depletion of our capital resources more rapidly than we currently anticipate. We anticipate that we will require additional capital for additional research, development, and clinical trial costs as we seek regulatory approval of our product candidates, for operations, and for licenses or acquisitions of other product candidates we may choose to pursue. If we receive regulatory approval for TTX-MC138 or other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, all of which will vary depending on where and how we choose to commercialize approved product candidates.

Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic product candidates, we are unable to estimate the exact amount and timing of our working capital requirements. Our future funding requirements will depend on and could increase significantly as a result of many factors, including:

➢	the scope, progress, outcome and costs of conducting preclinical development activities, clinical trials, and other research and development;
➢	the costs, timing and outcome of regulatory review of our product candidates;
➢	the costs, timing and requirements to manufacture our product candidates for our preclinical development efforts and our clinical trials;
➢	the costs of future activities, including product sales, medical affairs, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
➢	the costs of manufacturing commercial-grade product meeting quality and regulatory requirements and building inventory of such product to support commercial activities;

➢	the ability to receive non-dilutive funding, including grants from governments, organizations and foundations;
➢	the revenue, if any, received from commercial sales of our products, should any of our product candidates receive marketing approval;
➢	the costs of preparing, filing and prosecuting patent applications, maintaining, expanding and enforcing our intellectual property rights, and defending intellectual property-related claims;
➢	the terms of any industry collaborations we may be able to establish;
➢	the extent to which we acquire or license other product candidates and technologies; and
➢	the efficiency with which we operate our business.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships and alliances, and marketing, distribution or licensing arrangements with third parties. There is no assurance that funding from any of the foregoing sources or otherwise will be available on acceptable terms, if at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interests in our common stock may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, we could incur fixed payment obligations as a result of any debt or preferred equity financing.

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

Contractual obligations and commitments

At December 31, 2025, we had no future minimum lease payments under non-cancelable operating lease commitments. From time to time, we enter into contracts in the normal course of business with CROs, collaborators, CMOs and other third-parties for the manufacture of our product candidates, to support clinical trials and preclinical research studies and testing, and for other purposes. Any payments due upon completion or cancellation of these contracts generally consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation although some agreements provide for termination fees or payments for the balance of the term of the agreement.

Collaboration obligations

On July 29, 2022, we signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, we anticipated making certain expenditures with respect to Phase I and Phase II clinical trials in part through MD Anderson as a clinical site. MD Anderson was also expected to provide preclinical work under the collaboration. The details of clinical and preclinical work were to be mutually agreed by the parties prior to commencing work. We had agreed to fund up to $10 million over the term of the collaboration. In January 2023, we made an initial payment of $250,000 to MD Anderson recorded as a Prepaid Expense pending such time as payments under the collaboration became due. As a result of changes at MD Anderson and the Company, we and MD Anderson agreed to amend the collaboration to continue our Phase 1a clinical trial at MD Anderson. Initial expenses of the clinical trial were charged against the initial payment made to MD Anderson. For the years 2025 and 2024, MD Anderson expenses were $154,306 and $279,768, respectively.

Critical accounting policies and significant judgments and estimates

We have based our management’s discussion and analysis of consolidated financial condition and consolidated results of operations on our consolidated financial statements. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources including contingent consideration. We evaluate estimates and assumptions on an ongoing basis. Our actual consolidated results may differ from amounts derived from these estimates or from amounts obtained under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our financial statements for the year ended December 31, 2025, elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Indefinite-lived intangible assets

Indefinite-lived intangible assets consist of In-Process Research and Development (“IPR&D”). The fair values of IPR&D project assets acquired in business combinations are capitalized. We generally utilize the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination. The projections used in this valuation approach are based on many factors, such as relevant market size, the estimated probability of regulatory success rates, anticipated patent protection, expected pricing, expected treated population, and estimated payments (e.g., royalties). The estimated future net cash flows are then discounted to the present value using a discount rate that we believe is  appropriate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate.

Intangible assets with indefinite lives, including IPR&D, are tested for impairment if impairment indicators arise and, at a minimum, annually. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. We consider many factors in evaluating whether the value of our intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, outlook and market performance of our industry and recent and forecasted financial performance.

Redeemable and convertible preferred stock

The Company applies ASC 480 when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ (deficit) equity.

Research and development expenses

In preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses.

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

Through the date of these consolidated financial statements, we had issued restricted stock and stock options, each with service-based vesting conditions, and recorded share-based compensation expense resulting from those awards as vesting occurred. All shares of restricted stock have vested and there is no further compensation expense to be recorded in connection with restricted stock. We would apply the graded-vesting method to all share-based awards with performance-based vesting conditions or to awards with both service-based and performance-based vesting conditions.

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

Warrants we issued upon our financings in January and July 2024 and in March 2025 met the criteria for equity classification under ASC 815 and were classified as equity. Warrants we issued upon a financing that closed December 2, 2024, did not meet the criteria for equity classification under ASC 815 and were classified as liabilities. Warrants issued upon our financings in 2023 met the criteria for equity classification under ASC 815 and were classified as equity.

Contingent Consideration

In connection with the Acquisition, the Company agreed to make up to $95,000,000 in contingent milestone payments (each, a “Milestone Payment” and collectively, the “Milestone Payments”) (the “Acquisition Obligation”) to DEFJ upon the achievement within ten (10) years of the date of the MIPA of the following milestone events (each, a “Milestone Event”) upon the first achievement by or on behalf of the Company (including any licensee or assignee of rights to commercialize the Seller Lead Candidate as defined in the MIPA) of the corresponding Milestone Event as follows: (i) a milestone payment of five million U.S. dollars ($5,000,000) upon the first dosing of the Seller Lead Candidate in a patient in a United States Phase 3 Clinical Study; (ii) a milestone payment of ten million U.S. dollars ($10,000,000) upon the achievement of the applicable primary endpoint in a United States Phase 3 Clinical Study of the Seller Lead Candidate; (iii) a milestone payment of twenty million U.S. dollars ($20,000,000) upon the first submission of a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for the Seller Lead Candidate; and (iv) a milestone payment of sixty million U.S. dollars ($60,000,000) upon the first approval by the FDA of a BLA for the Seller Lead Candidate.

The estimated fair value of the Acquisition Obligation on the Effective Date and at December 31, 2025, was approximately $7.9 million and $6.4 million, respectively.

Factors that may affect future results

You should refer to “Risk Factors” elsewhere in this Annual Report on Form 10-K for a discussion of important factors that may affect our future results.

Off-balance sheet arrangements

During the periods presented, we did not have, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may affect our consolidated financial position and consolidated results of operations is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Internal control over financial reporting

We previously determined that material weaknesses in our internal control over financial reporting existed prior to our IPO. See “Risk Factors” under the caption, “We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our consolidated financial condition or consolidated results of operations, which may adversely affect our business.” We subsequently retained an independent consulting firm to assist us in improving our control systems and procedures, and have implemented new software systems designed to enhance our ability to process financial transaction information. There is no assurance that any controls we implement will prevent fraud or enable accurate or timely financial reporting. In assessing our financial controls and procedures as described in “Item 9A. Controls and Procedures,” our management determined that our internal control resulted in a material weakness as of December 31, 2025, related to certain transactions arising from the Acquisition. Notwithstanding this material weakness, management believes that all significant and unusual transactions have been appropriately recorded and that our consolidated financial statements for the year ended December 31, 2025, are fairly presented in all material respects in accordance with U.S. GAAP.

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

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards by delaying adoption of these standards until they would apply to private companies. We have elected to use the extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date on which we (i) are no longer an emerging growth company and (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of effective dates applicable to public companies.

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of our initial public offering is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company until either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

Information Technology Risks

Our data and computer systems are subject to threats from malicious software codes and viruses, phishing, ransomware, business email compromise attacks, or other cyber-attacks. In July 2021, we were subject to what we believe was a phishing attack. We do not believe this incident had a material impact on our business or consolidated financial condition. However, the number and complexity of these threats continue to increase. See “Risk Factors” under the caption, “We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.” We have taken and continue to take steps to mitigate the risk of cyberattacks including enhancing email screening, engaging with a computer support firm to provide forensics and training services, among other services, and enhancing security protocols for vendor payments. We intend to take additional steps to continue to enhance cybersecurity defenses. Despite steps we have taken or may take in the future, there is no assurance that we will not suffer material and adverse consequences as a result of cyberattacks or other computer-based activities. In addition, there is no assurance that any steps we may take will be effective or prevent material adverse effects on our consolidated financial condition or consolidated results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk related to changes in interest rates. At December 31, 2025 and 2024, our cash was held in checking and savings accounts at major U.S. banks. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our holdings, an immediate 10% change in the interest rate would not materially affect the fair market value of our investments or our consolidated financial position or consolidated results of operations.

At December 31, 2025 and 2024, we had no debt outstanding other than liabilities related to the right-of-use asset from our sublease in Newton, Massachusetts. We currently, therefore, are not subject to interest rate risk related to debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Euro, the currency for certain of our major purchases. Foreign currency transaction gains or losses, if any, are recorded as a component of other income (expense) in our consolidated statements of operations. For the year ended December 31, 2025, we recognized a loss on foreign currency transactions of approximately $112 thousand. For the year ended December 31, 2024, we recognized a loss on foreign currency transactions of approximately $57 thousand. An immediate 5% change in the Euro exchange rate would not have a material effect on our consolidated results of operations.

As we continue to develop our business, our consolidated results of operations and consolidated cash flows will likely be more affected by fluctuations in foreign currency exchange rates, including the Euro and other currencies, which could adversely affect our consolidated results of operations. To date, we have not entered into any foreign currency hedging contracts to mitigate our exposure to foreign currency exchange risk.

ITEM 8. FINANCIAL CONSOLIDATED STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those consolidated financial statements is found in Index to the consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, as incorporated into Item 15, Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K, by reference.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f) or 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and our Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO criteria). Based on this assessment, management concluded that, due to the material weakness referred to in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Annual Report on Form 10-K, our internal control over financial reporting was not effective and resulted in a material weakness as of December 31, 2025, related to certain transactions arising from the Acquisition. Notwithstanding this material weakness, management believes that all significant and unusual transactions have been appropriately recorded and that our consolidated financial statements for the year ended December 31, 2025, are fairly presented in all material respects in accordance with U.S. GAAP. The small size of our finance and accounting staff requires us to rely on outside parties for certain accounting analyses such as for non-routine transactions. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Continuing Remediation Efforts

To remediate the material weakness in our internal control over financial reporting and address the material weakness in our accounting processes, we previously implemented steps to address internal control deficiencies such as implementing more robust accounting policies and procedures, implementing new accounting software, and, most particularly, hiring of or engaging additional finance and accounting personnel including consultants and other third-party resources with requisite experience and technical accounting expertise. We also engaged an independent consulting firm to assist us in determining what personnel are needed, evaluating and improving our accounting processes, and in evaluating new accounting policies.

While we believe that these efforts will improve our internal control over financial reporting, implementation of these and other measures will be ongoing and will require validation and testing of the design and operating effectiveness of our internal controls over a sustained period of financial reporting cycles. We cannot reasonably estimate when these remediation measures will be completed nor can we assure you that the measures we have taken to date, and are continuing to take, will be sufficient to remediate the material weakness we identified or avoid potential future material weaknesses. Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary.

Changes in Internal Control over Financial Reporting

Other than the remediation measures taken to date as described above, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, we are in the process of integrating ABCJ, LLC into our system of internal control over financial reporting which may result in future changes to our internal control environment.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 will be included in our Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to our 2026 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Our independent public accounting firm is WithumSmith+Brown, PC, East Brunswick, New Jersey, PCAOB Auditor ID: 100.

The information required by this Item 14 will be included in our Definitive Proxy Statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

(1)	For a list of the consolidated financial statements included herein, see Table of Contents on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)	Consolidated financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.
(3)	The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The Exhibit Index is incorporated herein by reference.

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

3.9

Certificate of Designation of Series C Non-Voting Convertible Preferred Stock of TransCode Therapeutics, Inc., dated March 2, 2026 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 3, 2026).

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

4.19+

Registration Rights Agreement dated October 8, 2025, by and between TransCode Therapeutics, Inc. and DEFJ, LLC (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2025).

4.20	Form of Convertible Promissory Notes issued to YA II PN, Ltd. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2026).

4.21

Registration Rights Agreement, dated as of April 6, 2026, by and between TransCode Therapeutics, Inc. and YA II PN, Ltd. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2026).

4.22	Equity Issuance and Registration Rights Agreement, dated as of March 2, 2026, by and between TransCode Therapeutics, Inc. and Unleash Immuno Oncolytics, Inc.

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

10.3#

Amendment No. 1 to 2021 Stock Option and Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Amended Proxy Statement pursuant to Schedule 14A of the Securities Exchange Act of 1934, filed on May 20, 2024 (File No. 001-40363)).

10.4#

Amendment No. 2 to 2021 Stock Option and Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Proxy Statement pursuant to Schedule 14A of the Securities Exchange Act of 1934, filed on July 15, 2025 (File No. 001-40363)).

10.5#

Senior Executive Cash Incentive Bonus Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on March 24, 2021 (File No. 333-253599).

10.6#

Form of Indemnification Agreement between the Registrant and each of its executive officers (Incorporated by reference to Exhibit 10.4 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on March 24, 2021 (File No. 333-253599).

10.7#

Form of Indemnification Agreement between the Registrant and each of its directors (Incorporated by reference to Exhibit 10.5 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed on March 24, 2021 (File No. 333-253599)).

10.8†

Exclusive Patent License Agreement by and between TransCode Therapeutics, Inc. and The General Hospital Corporation, d/b/a Massachusetts General Hospital, dated as of October 26, 2018 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1, filed on February 26, 2021 (File No. 333-253599)).

10.9†

First Amendment to Exclusive Patent License Agreement by and between TransCode Therapeutics, Inc. and The General Hospital Corporation, d/b/a Massachusetts General Hospital, dated as of October 30, 2020 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed on February 26, 2021 (File No. 333-253599)).

10.10†

Second Amendment to Exclusive Patent License Agreement by and between TransCode Therapeutics, Inc. and The General Hospital Corporation, d/b/a Massachusetts General Hospital, dated as of September 30, 2025 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2025).

10.11#	2021 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, filed on March 24, 2021 (File No. 333-253599)).

10.12#

Employment Agreement, dated as of March 24, 2021, by and Between TransCode Therapeutics, Inc. and Thomas A. Fitzgerald (Incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 2 to Registration Statement on Form S-1, filed on April 8, 2021 (File No. 333-253599)).

10.13#

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

10.15	Placement Agency Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 25, 2025).

10.16+

Investment Agreement dated October 8, 2025, by and between TransCode Therapeutics, Inc. and DEFJ, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on October 8, 2025).

10.17

Repurchase Agreement dated October 8, 2025, by and between TransCode Therapeutics, Inc. and DEFJ, LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 8, 2025).

10.18

Contingent Value Rights Agreement dated as of October 8, 2025, by and between TransCode Therapeutics, Inc. and Vstock Transfer, LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on October 17, 2025).

10.19	Employment Agreement with Philippe Calais, dated as of October 8, 2025 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2025).
10.20

Standby Equity Purchase Agreement, dated as of April 6, 2026, by and between TransCode Therapeutics, Inc. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 7, 2026).

19.1	Insider Trading Policy dated December 24, 2024 (Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2024, filed on April 15, 2025).

23.1*	Consent of WithumSmith+Brown, PC.

24.1*	Power of Attorney (included on signature page).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy (Incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*	Filed herewith.
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

TRANSCODE THERAPEUTICS, INC.

Date: April 15, 2026	/s/ Philippe P. Calais
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

NAME	TITLE	DATE

/s/ Philippe P. Calais	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	April 15, 2026
Philippe P. Calais, PhD

/s/ Thomas A. Fitzgerald	Director and Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2026
Thomas A. Fitzgerald, MBA

/s/ Elizabeth Czerepak	Director	April 15, 2026
Elizabeth Czerepak

/s/ Erik Manting	Director	April 15, 2026
Erik Manting, PhD

/s/ Magda Marquet	Director	April 15, 2026
Magda Marquet, PhD

/s/ Jack Stover	Director	April 15, 2026
Jack Stover

TRANSCODE THERAPEUTICS, INC.

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024	F-4
Consolidated Statements of Changes in Series A Non-Voting Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2025 and 2024	F-5
Statements of Consolidated Cash Flows for the Years Ended December 31, 2025 and 2024	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

TransCode Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TransCode Therapeutics, Inc. (the “Company”), as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in Series A non-voting convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has experienced cash used from operations, and has an accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

East Brunswick, New Jersey

April 15, 2026

PCAOB ID Number 100

TRANSCODE THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$17,813,521	$5,811,064
Grant receivable	952,460	—
Reimbursement right	2,297,806	—
Due from related party	638	—
Prepaid expenses and other current assets	919,440	1,282,274
Total current assets	21,983,865	7,093,338
Property and equipment, net of depreciation	370,681	51,574
Goodwill	25,744,143	—
Intangible assets	114,300,000	—
Right-of-use asset, net of amortization	—	37,731
Security deposit	—	111,856
Total assets	$162,398,689	$7,294,499

Liabilities, Series A Non-Voting Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$3,494,220	$2,708,137
Deferred grant income	—	25,408
Short-term lease liability	—	38,291
Total current liabilities	3,494,220	2,771,836
Long-term liabilities:
Warrant liability - Series C	434,399	517,871
Warrant liability - Series D	—	6,023,526
Contingent consideration	6,364,000	—
Deferred tax liability	226,068	—
Long-term liabilities	7,024,467	6,541,397
Total liabilities	10,518,687	9,313,233
Commitments and contingencies
Series A Non-Voting Convertible Preferred Stock – $0.0001 par value; 1,242.0718 shares and -0- shares authorized at December 31, 2025 and 2024, respectively; 1,212.1822 shares and -0- shares issued and outstanding at December 31, 2025, and 2024, respectively	141,544,536	—
Stockholders’ equity (deficit):
Series B Non-Voting Convertible Preferred Stock – $0.0001 par value; 223.7337 and -0- shares authorized at December 31, 2025 and 2024, respectively; 223.7337 and -0- shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Common stock – $0.0001 par value, 290,000,000 shares authorized at December 31, 2025 and 2024; 916,968 and 36,753 shares issued and outstanding at December 31, 2025 and 2024, respectively	92	4
Additional paid-in capital	108,198,366	61,183,178
Accumulated deficit	(97,862,992)	(63,201,916)
Total stockholders’ equity (deficit)	10,335,466	(2,018,734)
Total liabilities, Series A Non-Voting Convertible Preferred Stock and stockholders' equity (deficit)	$162,398,689	$7,294,499

See accompanying notes to the consolidated financial statements.

TRANSCODE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024
Operating expenses
Research and development	$13,421,848	$9,706,358
General and administrative
General and administrative expenses	5,771,063	5,954,339
Acquisition-related transaction costs	8,787,160	—
Total general and administrative	14,558,223	5,954,339
Total operating expenses	27,980,071	15,660,697
Operating loss	(27,980,071)	(15,660,697)

Other income (expense)
Change in fair value of warrant liabilities	(9,277,321)	(938,690)
Change in fair value of contingent consideration	1,584,000	—
PIPE warrant issuance costs	—	(596,957)
Grant income	1,277,867	524,064
Gain on sale of equipment	—	500
Currency exchange gain (loss)	(112,065)	(57,062)
Interest income	79,198	684
Interest expense	(6,616)	(26,813)
Total other income (expense)	(6,454,937)	(1,094,274)
Loss before income taxes	(34,435,008)	(16,754,971)
Deferred income tax provision	(226,068)	—
Net Loss	(34,661,076)	(16,754,971)
Deemed dividend arising from warrant modification	—	(30,601)
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	(1,610,211)	—
Net loss attributable to common stockholders	$(36,271,287)	$(16,785,572)

Basic and diluted net loss per share
Net loss attributable to common stockholders	$(36,271,287)	$(16,785,572)
Weighted-average common shares outstanding	689,713	12,558
Net loss per share	$(52.59)	$(1,336.63)

See accompanying notes to the consolidated financial statements.

TRANSCODE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A NON-VOTING CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Years Ended December 31, 2025 and 2024

	Series A Non-Voting		Series B Non-Voting						Total
	Convertible		Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2023	—	$—	—	$—	679	$—	$48,057,158	$(46,416,344)	$1,640,814
Issuance of common stock, net of offering costs	—	—	—	—	36,074	4	11,395,420	—	11,395,424
Deemed dividend arising from warrant modification	—	—	—	—	—	—	30,601	(30,601)	—
Share based compensation	—	—	—	—	—	—	1,699,999	—	1,699,999
Net loss	—	—	—	—	—	—	—	(16,754,971)	(16,754,971)
Balance, December 31, 2024	—	—	—	—	36,753	4	61,183,178	(63,201,916)	(2,018,734)
Issuance of Series A Preferred Stock in connection with the acquisition of Polynoma, net of issuance costs	1,152.9568	133,097,333	—	—	—	—	—	—	—
Proceeds from issuance of Series B preferred stock, net of issuance costs	—	—	223.7337	—	—	—	22,668,324	—	22,668,324
Transaction costs paid through the issuance of Series A Preferred Stock	59.2254	6,836,992	—	—	—	—	—	—	—
Issuance of common stock, net of offering costs	—	—	—	—	880,215	88	10,087,326	—	10,087,414
Exercise of Series D warrants	—	—	—	—	—	—	15,384,321	—	15,384,321
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	—	1,610,211	—	—	—	—	(1,610,211)	—	(1,610,211)
Share based compensation	—	—	—	—	—	—	485,428	—	485,428
Net loss	—	—	—	—	—	—	—	(34,661,076)	(34,661,076)
Balance, December 31, 2025	1,212.1822	$141,544,536	223.7337	$—	916,968	$92	$108,198,366	$(97,862,992)	$10,335,466

See accompanying notes to the consolidated financial statements.

TRANSCODE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(34,661,076)	$(16,754,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76,446	90,894
Amortization of right-of-use asset	37,731	443,963
Non-cash transaction costs	6,836,992	—
Share-based compensation expense	485,428	1,699,999
Change in fair value of contingent consideration	(1,584,000)	—
Change in fair value of warrant liabilities	9,277,321	938,690
PIPE warrant issuance cost	—	596,957
Due from related parties	(638)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	477,261	405,573
Accounts payable and accrued expenses	216,541	(343,123)
Deferred grant income	(25,408)	(1,649)
Grants receivable	(952,460)	—
Security deposit	111,856	—
Operating lease liability	(38,291)	(412,280)
Deferred Tax Liability	226,068	—
Net cash used in operating activities	(19,516,229)	(13,335,947)
Cash flows from investing activities:
Cash acquired through the acquisition of Polynoma	2,224	—
Purchase of equipment	(6,660)	(21,761)
Net cash used in investing activities	(4,436)	(21,761)
Cash flows from financing activities:
Proceeds from offering of preferred stock (Series B), net of offering costs	22,668,324	—
Net proceeds from sales of common stock	8,854,798	16,401,174
Net cash provided by financing activities	31,523,122	16,401,174
Net change in cash	12,002,457	3,043,466
Cash, beginning of year	5,811,064	2,767,598
Cash, end of year	$17,813,521	$5,811,064

Supplemental disclosure of cash flow
Cash paid during the period for:
Interest related to insurance premium payment plan	$6,501	$16,629
Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend arising from warrant modification	$—	$30,601
Recognition of liability classified Series C warrants	$—	$448,478
Recognition of liability classified Series D warrants	$—	$4,557,272
Exercise of Series D warrants	$15,384,319	$—
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	$1,610,211	$—
Preferred stock issued in connection with acquisition of Polynoma	$133,097,333	$—
Common stock issued in connection with acquisition of Polynoma	$1,232,618	$—

See accompanying notes to the consolidated financial statements.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

(1)   Nature of Business and Liquidity

TransCode Therapeutics, Inc. (the “Company” or “TransCode”) was incorporated on January 11, 2016, under the laws of the State of Delaware. TransCode is a clinical-stage biopharmaceutical company focused primarily on the research and development (“R&D”) of innovative drugs for treating cancer. The Company operates in one segment. Its lead therapeutic candidate, TTX-MC138, comprises an oligonucleotide conjugated to an iron oxide nanoparticle designed to be administered by infusion to inhibit the ability of metastatic tumor cells to survive. The goal of the therapy, if approved, is to achieve durable disease regression, progression-free survival and long-term patient survival. The Company has other cancer therapy candidates in its pipeline. The Company completed its initial public offering (“IPO”) on July 13, 2021.

On October 8, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with DEFJ, LLC, a Delaware limited liability company, (“DEFJ”) pursuant to which the Company acquired 100% of the issued and outstanding membership interests of ABCJ, LLC, a Delaware limited liability company, (“ABCJ”) (such transaction, the “Acquisition”). Prior to the Acquisition, ABCJ was a wholly owned subsidiary of DEFJ and an indirect wholly owned subsidiary of CK Life Sciences Int’l., (Holdings) Inc. (“CKLS”), a listed entity on the Main Board of the Hong Kong Stock Exchange. In the Acquisition, the Company issued approximately 1,153 shares of its Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, (the “Series A Preferred Stock”).

ABCJ owns 100% of the issued and outstanding membership interests of Polynoma, LLC, a Delaware limited liability company, (“Polynoma”) previously headquartered in San Diego, California. Polynoma is an immuno-oncology focused biopharmaceutical company developing Seviprotimut-L, an investigational polyvalent antigen vaccine intended to reduce the risk of recurrence of melanoma in patients in stage IIB and IIC who have limited options. Seviprotimut-L has been safely administered to more than 1,000 patients in clinical trials.

Concurrent with the Acquisition, the Company entered into an Investment Agreement (the “Investment Agreement”) with DEFJ. Pursuant to the Investment Agreement, DEFJ purchased in a private placement an aggregate of approximately 224 shares of the Company’s Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share, (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”) for a price per share of $111,740, or an aggregate purchase price of approximately $25 million. The aggregate purchase price consisted of a $20 million cash subscription paid on October 8, 2025, and a promissory note (the “Promissory Note”) in the aggregate principal amount of approximately $5 million (together, the “October 2025 Investment”). The Promissory Note had a principal amount of approximately $5 million and accrued interest at a rate of 4% per annum, calculated as simple interest on a 365-day year. The principal and accrued interest were paid on December 30, 2025.

The Company intends to work on developing both TTX-MC138 and Seviprotimut-L, with its primary initial focus on advancing TTX-MC138 in a planned Phase 2a clinical trial. The Company believes there is potential to augment Seviprotimut-L's focus with TTX-MC138 by addressing micrometastases in stage IIB and IIC melanoma patients.

The Company has not generated revenues and has not yet achieved profitable operations, nor has it ever generated positive consolidated cash flows from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. The Company is subject to those risks associated with any early-stage biopharmaceutical company that requires substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approvals, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants. Further, the Company’s future operations are dependent on its success in raising additional capital.

The Company plans to expand development of its lead therapeutic candidate and other candidates, and to explore strategic partnerships.

To further support its planned operations, the Company will require additional capital; however, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. Through the date of these consolidated financial statements, the Company’s primary source of capital was from the sale of equity securities in its IPO and subsequent financings, sales of convertible promissory notes prior to the IPO, and funds received under SBIR Awards. For the foreseeable future, the Company plans to fund its operations by continuing to raise additional capital, primarily through sales of equity or debt, and from funds that may be awarded under government and other grants.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(1)   Nature of Business and Liquidity (continued)

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

Going Concern

These consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Due to the Company’s recurring and expected continuing losses from operations, the Company has concluded there is substantial doubt concerning its ability to continue as a going concern within one year of the issuance of these consolidated financial statements without additional capital becoming available. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, the Company has incurred substantial consolidated losses and negative consolidated cash flows from operations. It expects to continue to incur operating losses for the foreseeable future as it pursues development of its lead therapeutic candidate and other programs. Operating losses are expected to continue until such time, if ever, that the Company can generate significant revenue from product candidates currently in development. The Company is unable to predict the extent of any future losses or when the Company will become profitable, if ever.

For the year ended December 31, 2025, consolidated net cash used in operating activities was approximately $19.5 million and the Company’s consolidated net loss was approximately $34.7 million. As of December 31, 2025, the Company had a consolidated accumulated deficit of approximately $97.9 million and approximately $17.8 million in cash.

Management believes that its cash at December 31, 2025, along with receipt of an obligation of DEFJ to reimburse approximately $2.3 million of certain expenses that the Company expects to receive in the first half of 2026 are sufficient to fund operations and capital requirements to approximately year end 2026.

(2)   Summary of Significant Accounting Policies

(a)   Basis of Presentation

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ABCJ, LLC, including ABCJ’s wholly owned subsidiaries, Polynoma, LLC and Polynoma, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

(b)   Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(2)   Summary of Significant Accounting Policies (continued)

timing of future cash inflows and outflows. Significant items subject to such estimates and assumptions include but are not limited to estimated work performed but not yet billed by contract manufacturers and clinical research organizations, the valuation of equity and stock-based instruments, the valuation allowance related to deferred taxes, the estimated fair value of the net assets acquired in connection with the Acquisition, contingent value rights (“CVRs”) issued to common stockholders at October 20, 2025, in connection with the Acquisition, the estimated fair value of the contingent consideration agreed to in connection with the Acquisition, share-based compensation, valuation of warrant liability, income from grants, and accrued research and development costs. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These judgments can be subjective and complex. Accounting estimates used in the preparation of these financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.

(c)   Basic and Diluted Loss per Share

Basic net loss per share is determined by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share includes the effect, if any, from the potential conversion, vesting or exercise of securities (“Contingent Securities”) such as convertible stock, convertible promissory notes, stock options and warrants which would result in the issuance of additional shares of common stock. The computation of diluted net loss per shares does not include the conversion or exercise of Contingent Securities when the effect of doing so would be antidilutive.

(d)   Cash

The Company classifies deposits in banks, money market funds and cash invested temporarily in various instruments with original maturities of three months or less as cash. To date, the Company has not held any funds in money market funds or instruments with original maturities of three months or less. The Company holds significant cash balances in U.S. banks which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or lack of access to such funds could have a material adverse effect on the Company’s consolidated financial condition, consolidated results of operations, and consolidated cash flows.

(e)   Fair Value Measurements

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

The Company’s consolidated financial instruments as of the balance sheet dates included cash, grant receivable, due from related party, prepaid expenses and other current assets, goodwill, intangible assets, right-of-use asset, accounts payable and accrued expenses, deferred grant income, current and long-term portion of lease liability, warrant liability, and contingent consideration. Cash is reported at fair value. The recorded carrying amounts of grant receivable, due from related party, prepaid expenses and other current assets, goodwill, intangible assets, right-of-use asset, accounts payable and accrued expenses, deferred grant income, current and long-

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(2)   Summary of Significant Accounting Policies (continued)

term portion of lease liability, warrant liability, and contingent consideration approximate their fair value due to their short-term or fixed arrangements nature.

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

The Company has entered into various research and development-related contracts with companies both inside and outside the United States. The related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes manufacturing and clinical trials progress, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ materially from the Company’s estimates.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(2)   Summary of Significant Accounting Policies (continued)

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

(j)   Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the consolidated financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of the dates of the Company’s balance sheets herein, the Company had a full valuation allowance against deferred tax assets.

The Company is subject to the provisions of ASC 740-10-25, “Income Taxes” (“ASC 740”). ASC 740 prescribes a more likely-than-not threshold for the consolidated financial statement recognition of uncertain tax positions. ASC 740 clarifies the accounting for income taxes by prescribing a minimum recognition threshold and measurement attribute for the consolidated financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

There are currently no open federal or state tax audits. The Company has not recorded any liability for uncertain tax positions at the dates of the Company’s consolidated balance sheets herein.

(k)   Emerging Growth Company Status

The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) and may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act and has elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, the Company’s consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of a public offering or such earlier time that it is no longer an EGC.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(2)   Summary of Significant Accounting Policies (continued)

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

On May 15, 2025, the Company effected a reverse split of the Company’s common stock, either issued and outstanding or held by the Company as treasury stock, (the “May 2025 Reverse Split”) previously approved by the Board and stockholders of the Company. The May 2025 Reverse Split was at a ratio of one share for every 28 shares previously held with no change in the par value per share. The May 2025 Reverse Split did not change the number of authorized shares of common stock.

All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these consolidated financial statements have been retroactively adjusted to reflect the foregoing reverse stock splits.

(m)   Collaboration Agreements

When the Company enters into a collaboration agreement, it evaluates the arrangement against the requirements of ASC 808, “Collaborative Arrangements,” as well as ASU 2018-18 which clarifies the interaction between Topic 808 and Topic 606. ASU 2018-18 indicates that collaborative arrangements could be partially in the scope of other guidance, including ASC 606.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(2)   Summary of Significant Accounting Policies (continued)

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

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

Warrants issued upon financings in January and July 2024 and in March 2025 met the criteria for equity classification under ASC 815 and were classified as equity. Warrants issued upon a financing that closed December 2, 2024, did not meet the criteria for equity classification under ASC 815 and were classified as liabilities.

(p)	Business Combinations

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, meeting the requirements of a business. If determined to be a business combination, the Company accounts for the transaction under the acquisition method of accounting as indicated in ASU 2017-01, “Business Combinations” (“ASC 805”), which requires the acquiring entity in a business combination to recognize the fair value of all assets acquired, liabilities assumed, and any non-controlling interest in the acquiree, and establishes the acquisition date as the fair value measurement point. Accordingly, the Company recognizes assets acquired and liabilities assumed in business combinations based on fair value estimates as of their acquisition date. In accordance with ASC 805, the Company recognizes and measures goodwill as of the acquisition date, determined as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

(q)	Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of In-Process Research and Development (“IPR&D”). The fair values of IPR&D project assets acquired in business combinations are capitalized. The Company generally utilizes the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination. The projections used in this valuation approach are based on many factors, such as relevant market size, the estimated probability of regulatory success rates, anticipated patent protection, expected pricing, the population expected to be treated, and estimated payment obligations due from the Company (e.g., royalties). The estimated future net cash flows are then discounted to their present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate.

Intangible assets with indefinite lives, including IPR&D, are tested for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, outlook and market performance of the Company’s industry and recent and forecasted financial performance.

For the year ended December 31, 2025, the Company determined that there was no impairment to IPR&D.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(2)   Summary of Significant Accounting Policies (continued)

(r)	Goodwill

Goodwill represents the amount of consideration paid in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. The intangible assets acquired represented the fair value of IPR&D which has been recorded on the Company’s consolidated balance sheet as indefinite-lived intangible assets. A deferred tax liability was recorded for the difference between the fair value of the acquired IPR&D and its tax basis which was recognized as goodwill in applying the purchase method of accounting. Goodwill is not amortized and is subject to impairment testing at least annually on October 1 and whenever facts and circumstances indicate that its carrying amount may not be recoverable. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the goodwill is less than its carrying amount.

For the year ended December 31, 2025, the Company determined that there was no impairment to goodwill.

(s)	Impairment of Long-Lived Assets

In accordance with ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (i.e., its carrying amount has been impaired). Once an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value (less costs to sell for assets to be disposed of) as estimated using one of the following approaches: income, cost, and/or market. Fair value using the income approach is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value utilizing the cost approach is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value utilizing the market approach benchmarks the fair value of the asset against its carrying amount.

(t)	Redeemable and Convertible Preferred Stock

The Company applies ASC 480 when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity (deficit). See Note 12 to these consolidated financial statements.

(u)   Contingent Consideration

The Company applies ASC 805, “Business Combinations.” ASC 805 requires recognition of assets acquired, liabilities assumed, and non-controlling interest in the acquired entity at the acquisition date, measured at their fair values as of that date. This ASC also requires that the fair value of contingent consideration be recorded on the acquisition date with subsequent changes in fair value charged in the statement of operations. In connection with the Acquisition, the Company agreed to make milestone payments contingent upon the achievement of certain events within ten (10) years of the date of the Acquisition. The Company estimated the fair value of contingent consideration incurred on the date of the Acquisition using the following inputs: the amount of each of the potential contingent payments, the estimated probability of success of achieving each milestone, and selection of the discount rate applied to the contingent payments.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(2)   Summary of Significant Accounting Policies (continued)

(v)   Recently Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective date.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures,” (“ASU 2023-09”) which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The Company adopted ASU 2023-09 for the year ended December 31, 2025.

(w)   Recent Accounting Pronouncements

Unless otherwise discussed, the Company believes that the impact of recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial position, consolidated results of operations, and consolidated cash flows, or do not apply to its operations.

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

In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805)” and “Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity,” to improve the requirements for identifying the accounting acquirer in Topic 805, “Business Combinations.” The amendments in ASU 2025-03 revise current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. Entities will be required to apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Adoption of this guidance is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods; early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

(3) Business Combination

On October 8, 2025, the Company entered into the Purchase Agreement with DEFJ pursuant to which the Company acquired 100% of the issued and outstanding membership interests of ABCJ (such transaction, the “Acquisition”). Prior to the Acquisition, ABCJ was a wholly-owned subsidiary of DEFJ and an indirect wholly-owned subsidiary of CKLS. The Company determined that ABCJ was a Variable Interest Entity (“VIE”) and the Company is the primary beneficiary and the accounting acquirer.

Under the terms of the Purchase Agreement, on October 8, 2025, (the “Closing”) in exchange for all of the the issued and outstanding membership interests of ABCJ immediately prior to the effective time of the Closing (the “Effective Time”), the Company issued to DEFJ, as sole member of ABCJ, an aggregate of (A) 83,285 shares of the Company’s unregistered Common Stock, which shares represented no more than 9.99% of the outstanding shares of the Company’s Common Stock immediately before the Effective Time and (B) 1,152.9568 shares of the Company’s unregistered Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, (“Series A Preferred Stock”) (as described below). Each share of Series A Preferred Stock is convertible into 10,000 shares of Common Stock, subject to certain conditions described in the Purchase Agreement.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(3) Business Combination (continued)

The Board approved the Purchase Agreement and the related transactions, and the consummation of the Acquisition was not subject to approval of Company stockholders. Pursuant to the Purchase Agreement, the Company agreed to hold a stockholders’ meeting to submit to its stockholders certain matters for their consideration, including: (i) approval of the conversion of shares of Series A Preferred Stock into shares of Common Stock in accordance with the rules of the Nasdaq Stock Market LLC (“Nasdaq”) (the “Conversion Proposal”); (ii) approval of the conversion of shares of Series B Preferred Stock into shares of Common Stock in accordance with Nasdaq rules (the “Investment Proposal”) and (iii) approval of a “change of control” under Nasdaq Listing Rules 5110 and 5635(b) (the “Change of Control Proposal”); and together with the Conversion Proposal and the Investment Proposal, the “Meeting Proposals”). In connection with these matters, the Company agreed to file a proxy statement on Schedule 14A with the SEC.

The fair value of the consideration totaled approximately $140.0 million, summarized as follows:

Fair value of contingent consideration	$7,948,000
Reimbursement right asset	(2,297,806)
Fair value of common stock issued	1,232,618
Fair value of preferred stock issued	133,097,333
Total Consideration Paid	$139,980,145

The transaction was accounted for as a Business Combination. Under this method, the total purchase price of the Acquisition is allocated to the net tangible and identifiable intangible assets acquired and liabilities assumed based on fair values as of the date of the Acquisition. Consideration paid comprises the estimated fair value of various securities issued including the Series A  Preferred Stock and the Common Stock issued to DEFJ. In the fourth quarter of 2025, the preliminary purchase price allocation was updated, including the related determination of fair value of the securities issued as consideration, the allocation of consideration to the specific in-process research and development programs acquired and the tax implications related to the updates to the purchase price allocation.

The Company recorded the assets acquired and liabilities assumed as of the date of the Acquisition based on the information available at that date. The following table presents the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the Acquisition date:

Assets acquired:
Cash	$2,224
Prepaid expenses and other current assets	114,427
Property and equipment, net of depreciation	388,894
In-process research and development assets: Seviprotimut-L	114,300,000
Goodwill	25,744,143
Total assets acquired	$140,549,688

Liabilities Assumed:
Accounts payable and accrued expenses	$569,543
Deferred tax liability	—
Total liabilities assumed	569,543
Net assets acquired	$139,980,145

The fair value of in-process research and development assets (“IPR&D”) was capitalized as of the Acquisition date and accounted for as indefinite-lived intangible assets until completion or disposition of the assets or abandonment of the associated research and development efforts. Upon successful completion of the development efforts, the useful lives of the IPR&D assets will be determined based on the anticipated period of regulatory exclusivity and will be amortized within operating expenses. Until that time, the IPR&D assets will be subject to impairment testing and will not be amortized. The goodwill recorded related to the acquisition is the excess of

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(3) Business Combination (continued)

the fair value of the consideration transferred by the acquirer over the fair value of the net identifiable assets acquired and liabilities assumed at the date of the Acquisition. The goodwill recorded is not deductible for tax purposes.

The following table summarizes the Company’s intangible assets and goodwill acquired in connection with the Acquisition and their carrying value as of December 31, 2025.

			Carrying Value
	Acquisition Date		as of
	Level 3		December 31,
	Fair Value	Impairment	2025

Seviprotimut-L	$114,300,000	$—	$114,300,000
Total in-process research and development (IPR&D)	$114,300,000	$—	$114,300,000

Goodwill	$25,744,143	$—	$25,744,143

Intangible asset fair values for the IPR&D program were determined using the Multi-Period Excess Earnings Method (“MPEEM”) which is a form of the income approach. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset's incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. To calculate fair value of acquired IPR&D programs under the MPEEM, the Company uses probability-weighted cash flows discounted at a rate considered appropriate given the significant inherent risks associated with drug development by development-stage companies. Cash flows were calculated based on estimated projections of revenues and expenses related to each program and then reduced by a contributory charge on requisite assets employed. Contributory assets included debt-free working capital, net fixed assets and assembled workforce. Rates of return on the contributory assets were based on rates used for comparable market participants. Cash flows were assumed to extend through the market exclusivity period expected to be provided by trade-secrets and patents or for products related to the indication to be treated. The resultant cash flows were then discounted to present value using a weighted-average cost of equity capital for companies with profiles substantially similar to that of the acquired IPR&D program, which the Company believes represents the rate that market participants would use to value the assets. The Company compensated for the phase of development of the program by probability-adjusting its estimation of the expected future cash flows. The projected cash flows were based on significant assumptions, such as the time and resources needed to complete development and approval of the IPR&D program, estimates of revenues and operating profits related to the program considering its stage of development, the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in drug development, such as obtaining marketing approval from the FDA and other regulatory agencies, and risks related to the viability of and potential alternative treatments in any future target markets.

The Company’s transaction costs of approximately $8.8 million include direct expenses incurred in connection with the Acquisition, as well as integration-related professional fees and other incremental costs directly associated with the Acquisition. Transaction costs were expensed as incurred and are included in General and Administration expenses in the Company’s consolidated statement of operations.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(4)   Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of the dates of the Company’s balance sheets herein. The carrying amount of cash, grant receivable, prepaid expenses and other current assets, right-of-use asset, accounts payable and accrued expenses, deferred grant income, and current and long-term portion of lease liability approximated their fair value due to their short-term or fixed arrangements nature. Warrant liabilities and contingent considerations are recorded based on their fair value.

The Company records its warrant liability at fair value which is considered a Level 3 measurement on the fair value hierarchy due to the significant unobservable inputs used in valuation of the warrant liability such as the probability weighted outcomes regarding the shareholder approval date and the potential de-listing date. The fair value of the warrant liability at issuance and at December 31, 2024, was determined using a Monte Carlo simulation model within a risk-neutral framework. This widely accepted financial modeling approach is employed to value complex instruments, including warrants with strike price reset and anti-dilution provisions. The model simulates multiple potential future paths for the Company’s stock price, accounting for the reset provision by adjusting the strike price if the stock price falls below a specified level, but not lower than the specified Floor Price.  Upon each reset of the strike price, the warrants are also adjusted for quantity, based on the anti-dilution provisions. For each simulated path, the warrants’ payoff is calculated using the final stock price and the potentially adjusted strike price and quantity, then discounted to present value. The fair value is estimated as the average of these discounted payoffs across all simulated paths. This method ensures the valuation reflects the impact of the strike price reset provision and anti-dilution provision on the warrants’ potential values. Fair value of the warrant liability as of December 31, 2025, was determined using the Black-Scholes valuation model which the Company deemed appropriate as both the exercise price of the warrants and the number of shares issuable were known, no longer requiring use of a simulation model.

The table below lists key assumptions used in the valuations of the warrant liability as of December 31, 2025 and 2024. The $434,399 fair value of the Series C Warrants as of December 31, 2025, was a decrease of $83,472 from December 31, 2024, which decrease was recorded as change in fair value of warrant liability.

Assumptions	December 31, 2025	December 31, 2024
Risk-free rate	3.64%	4.33%
Volatility	115.00%	150.00%
Expiration date of Series C	February 24, 2030	November 29, 2029
Expiration date of Series D	N/A	May 29, 2027
Shareholder approval date	N/A	February 25, 2025
Potential de-listing date	N/A	N/A

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis.

The fair value of the specified liabilities at December 31, 2025, is as follows:

	Level 1	Level 2	Level 3	Total
Liabilities
PIPE warrants - Series C	$—	—	$434,399	$434,399
Contingent consideration	—	—	6,364,000	6,364,000
Total liabilities, at fair value	$—	$—	$6,798,399	$6,798,399

The fair value of the specified liabilities at December 31, 2024, is as follows:

	Level 1	Level 2	Level 3	Total
Warrant liabilities
PIPE warrants - Series C	$—	$—	$517,871	$517,871
PIPE warrants - Series D	—	—	6,023,526	6,023,526
Total liabilities, at fair value	$—	$—	$6,541,397	$6,541,397

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(4)   Fair Value Measurements (continued)

	Warrants	Warrants	Contingent	Total
Level 3 Rollforward:	Series C	Series D	Consideration	Liabilities
Balance, December 31, 2023	$—	$—	$—	$—
Additions	501,961	5,100,746	—	5,602,707
Change in fair value	15,910	922,780	—	938,690
Balance, December 31, 2024	517,871	6,023,526	—	6,541,397
Additions	—	—	7,948,000	7,948,000
Change in fair value	(83,472)	9,360,793	(1,584,000)	7,693,321
Exercise of Series D warrants	—	(15,384,319)	—	(15,384,319)
Balance, December 31, 2025	$434,399	$—	$6,364,000	$6,798,399

The Company incurred contingent consideration in connection with the Acquisition. It records its contingent consideration liability at fair value which is considered a Level 3 measurement on the fair value hierarchy due to the significant unobservable inputs used in valuation of the contingent consideration liability such as the probability of milestone events being achieved and the time to payment of potential milestone events. The fair value of the contingent consideration liability at issuance and at December 31, 2025, was determined using a discounted cash flow analysis. The table below lists key assumptions used in the valuations as of December 31, 2025, and October 8, 2025 (the date of the Acquisition). The $6,364 thousand fair value of the contingent consideration at December 31, 2025, was a decrease of $1,584 thousand from October 8, 2025, which decrease was recorded as change in fair value of contingent consideration.

Assumptions	December 31, 2025	October 8, 2025
Expected achievement date of milestone event #1	June 30, 2029	June 30, 2029
Probability of achieving milestone event #1	90.00%	90.00%
Discount rate applied to milestone event #1	15.60%	11.30%
Expected achievement date of milestone event #2	June 30, 2036	June 30, 2036
Probability of achieving milestone event #2	42.90%	42.90%
Discount rate applied to milestone event #2	15.40%	12.50%
Expected achievement date of milestone event #3	June 30, 2042	June 30, 2042
Probability of achieving milestone event #3	42.90%	42.90%
Discount rate applied to milestone event #3	15.40%	13.10%
Expected achievement date of milestone event #4	June 30, 2043	June 30, 2043
Probability of achieving milestone event #4	39.50%	39.50%
Discount rate applied to milestone event #4	15.40%	13.20%

(5)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2025	2024
Prepaid operating expenses	$31,901	$31,563
Contract manufacturers and research organizations	242,976	517,484
Insurance premiums	286,064	310,735
Prepaid FICA	358,499	422,492
	$919,440	$1,282,274

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(6)   Property and Equipment

Property and equipment, net consisted of the following:

	December 31,	December 31,
	2025	2024
Laboratory and computer equipment	$757,941	$362,387
Less accumulated depreciation	(387,260)	(310,813)
Total property and equipment, net	$370,681	$51,574

Depreciation expense for the years ended December 31, 2025 and 2024 was $76,446 and $90,894, respectively.

(7)    Receivable from Related Party

On October 8, 2025, under the Purchase Agreement, DEFJ agreed to reimburse the Company for up to $3 million of specified Polynoma-related expenses incurred in the fourth quarter of 2025 expenses. The Company has invoiced DEFJ for approximately $2.3 million of such expenses incurred through or related to activities initially arising prior to December 31, 2025.

There was no comparable reimbursement arrangement at or for the year ended December 31, 2024.

(8)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,	December 31,
	2025	2024
Professional and general consulting fees	$1,086,260	$1,282,428
R&D-related – CMOs, CROs, supplies, equipment and consulting	1,958,208	1,148,917
General expenses	70,588	143,988
Insurance premiums	4,314	765
Payroll and benefits	374,850	131,342
Accrued license payments	—	697
	$3,494,220	$2,708,137

At December 31, 2025 and 2024, the Company’s outstanding payables to CROs or CMOs included above were $1,443,486 and $997,074, respectively.

See Note 10 for further information regarding the accrued license payments.

(9)    Grant Income

In September 2024, the Company received its second Award (the “2024 Award”) from the National Cancer Institute of the National Institutes of Health (the “NIH”). The 2024 Award is a Direct to Phase II SBIR Award to support IND-enabling and clinical trial activities in the Company’s clinical trial with its lead candidate, TTX-MC138, over two years. The total 2024 Award is for $1,999,972 of which $1,011,207 applies to the first year and $988,765 applies to the second year. Income under the grant is recognized as work under the grant is completed. The Company recognized grant income of $1,277,867 and $524,064 for the years ended December 31, 2025 and 2024, respectively. The Company recorded grant income receivable of $952,460 and $0 at December 31, 2025 and 2024, respectively. The Company had deferred grant income of $0 and $25,408 at December 31, 2025 and 2024, respectively.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(10)   Commitments and Contingencies

(a)   Leases

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

Prior to February 1, 2023, and subsequent to January 31, 2025, the Company had no operating leases with maturities greater than one year. The Company does not recognize any variable lease costs or short-term lease costs in connection with the operating lease.

Rent expense for the years ended December 31, 2025 and 2024, was $107,344 and $411,662, respectively.

(b)   License Agreements

License One

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(10)   Commitments and Contingencies (continued)

Milestone payments payable by the Company are summarized below.

Milestone Event	Amount
1. Enrollment of first patient in a phase II clinical trial of a therapeutic product or process	$	[**]
2. Enrollment of first patient in a phase III clinical trial of a therapeutic product or process	$	[**]
3. First commercial sale of a therapeutic product or process	$	[**]
4. Filing of an application for regulatory approval of a clinical diagnostic product or process		$100,000
5. First regulatory approval of a clinical diagnostic product or process		$150,000
6. Change of Control Liquidity Event:
a. between $50 million and $100 million, or	$	[**]
b. greater than $100 million	$	[**]

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

Effective August 15, 2025, the Company and Licensor further amended the License (the “Second Amendment”) to revise the diligence requirements and milestone payments. In connection with the Second Amendment, Company paid Licensor a license amendment fee of $75,000. The Second Amendment revised certain one-time milestone payments to be made by Company to Licensor for Products and Processes covered by the License as follows:

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

The License One milestone payments the Company shall pay to Licensor shall not exceed $2,950,000 based upon and subject to the attainment of each milestone event. These payments are generally due within 60 days of achievement of the milestone.

As of December 31, 2025 and 2024, no License One milestone events had been achieved.

License Two

The Company’s second license is between Polynoma, LLC and Sloan Kettering Institute (“SKI”) For Cancer Research (the “SKI License”). The SKI License was entered into on April 12, 2006, by SKI and MAANEX LLC, a predecessor of Polynoma. Under the SKI License, there are the following Milestone Events (excluding milestones that occurred prior to the Company’s acquisition of Polynoma which prior milestones were previously paid):

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(10)   Commitments and Contingencies (continued)

Milestone Event	Amount
1. Upon filing of a New Drug Application (NDA) with the Food and Drug for a product(s) subject to the SKI License	$50,000
2. Enrollment of first patient in a phase III clinical trial of a therapeutic product or process	$125,000

As of December 31, 2025 and 2024, no License Two milestone events had been achieved.

Accrued License Obligations

At December 31, 2025 and 2024, the Company had accrued $0 and $697, respectively, in license payments under the foregoing arrangements included in accounts payable and accrued expenses.

(c)   Collaboration Agreement

On July 29, 2022, the Company signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, the Company anticipated making certain expenditures with respect to Phase I and Phase II clinical trials which it expects will be conducted in part through MD Anderson as a primary investigator site. MD Anderson was also to provide preclinical work under the collaboration. The details of clinical and preclinical work were to be mutually agreed by the parties prior to commencing work. The Company committed to fund up to $10 million over the term of the collaboration. Of this amount, the initial payment schedule called for $500,000 to be paid within the first year. Subsequent payments were scheduled to be $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. The $250,000 first payment made by the Company to MD Anderson in January 2023 was recorded as a Prepaid Expense pending such time as payments under the collaboration become due. In late 2024, the Company and MD Anderson agreed to amend the collaboration agreement in favor of MD Anderson focusing solely on participation in our Phase I/II clinical trial. This amendment relieved the Company from the obligation to make up to $10 million of collaboration payments. We are obligated to pay charges incurred by MD Anderson in connection with clinical trial services. Initial expenses of the clinical trial were charged against the initial payment made to MD Anderson. For the years ended December 31, 2025 and 2024, these charges were $154,306 and $279,768, respectively.

(d)   Employment Agreements and Severance

Prior to the IPO, the Company entered into employment agreements with its executive officers which became effective on completion of the IPO. The employment agreements provide the employee with, among other things, severance payments upon termination of the agreement by the Company for any reason other than for cause, death or disability or by the employee for good reason. The maximum aggregate severance payments under the agreements, which arise in the event of termination involving a Change of Control (as defined in the agreements), are approximately $2,436,750.

In December 2023, the Board approved various actions designed to streamline the Company’s operations and reduce expenses (the “Restructuring”). These included delaying or eliminating certain development activities and reducing headcount by laying off four employees. This lowered the Company’s headcount to eight employees at December 31, 2024, compared to 11 at December 31, 2023. Severance in the aggregate of $424,576 was provided to the affected employees and charged to expense in 2024.

(e)   Litigation

The Company may from time to time be subject to claims by others under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, consolidated financial condition, and consolidated cash flows. At the balance sheet dates herein, the Company did not know of any claims or actions pending against it or threatened, the ultimate disposition of which could have a material adverse effect on its consolidated results of operations or consolidated financial condition except claims by an investment bank that it is entitled to fees, claims which the Company rigorously disputes.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(10)   Commitments and Contingencies (continued)

(f)   Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its Board and executive officers that require the Company, among other things, to indemnify the parties against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any costs as a result of payments required by such indemnifications. The Company is not aware of any indemnification arrangements that could have a material adverse effect on its consolidated financial position, consolidated results of operations or consolidated cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements, as of the balance sheet dates herein.

(g)   Risks and Uncertainties

As geopolitical events such as wars in the Ukraine and the Middle East and major health issues such as SARS-CoV-2, or the coronavirus, continues to evolve, the extent to which it affects the Company’s operations directly or through parties on whom the Company depends is highly uncertain and cannot be predicted with confidence. The outcomes resulting from these events could delay the Company’s plans, increase its operating expenses and have a material adverse effect on its consolidated financial condition, consolidated results of operations or consolidated cash flows.

(h)  Contingent Value Rights Agreement

Concurrent with the Closing of the Acquisition, the Company entered into a contingent value rights agreement (the “CVR Agreement”) with a rights agent (the “Rights Agent”), pursuant to which each holder of Common Stock as of October 20, 2025, including those holders receiving shares of Common Stock in connection with the Acquisition, was entitled to one contractual contingent value right (each, a “CVR”) issued by the Company, subject to and in accordance with the terms and conditions of the CVR Agreement. The CVR Agreement has a term of seven years.

Each CVR entitles the holders thereof (each a “CVR Holder”), in the aggregate, to 50% of the Net Proceeds (as defined in the CVR Agreement) from any Upfront Payment (as defined in the CVR Agreement) or Milestone Payment (as defined in the CVR Agreement) received by the Company in a given calendar quarter. The distributions in respect of the CVRs that become payable will be made on a quarterly basis and will be subject to a number of deductions, subject to certain exceptions or limitations, including but not limited to for certain taxes and certain out-of-pocket expenses incurred by the Company.

Under the CVR Agreement, the Rights Agent has, and CVR Holders of at least 30% of the CVRs then-outstanding have, certain rights to audit and enforcement on behalf of all CVR Holders. The CVRs may not be sold, assigned, transferred, pledged, encumbered or in any other manner transferred or disposed of, in whole or in part, other than as permitted pursuant to the CVR Agreement. By virtue of holding CVRs, a CVR Holder does not have the rights of a stockholder and does not have the ability to vote, rights to dividends, or other interests. The CVRs also establish certain restrictions on mergers and change in control activities, as defined in the CVR Agreement.

As no transaction was deemed probable as of December 31, 2025, the Company has not recorded any potential liability related to the CVRs.

(11) Contingent Consideration

In connection with the Acquisition, the Company agreed to make up to $95,000,000 in contingent milestone payments (each, a “Milestone Payment” and collectively, the “Milestone Payments”) (the “Acquisition Obligation”) to DEFJ upon the achievement

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(11) Contingent Consideration (continued)

within ten (10) years of the date of the Purchase Agreement of the following milestone events (each, a “Milestone Event”) upon the first achievement by or on behalf of the Company (including any licensee or assignee of rights to commercialize the Seller Lead Candidate as defined in the Purchase Agreement) of the corresponding Milestone Event as follows: (i) a milestone payment of five million U.S. dollars ($5,000,000) upon the first dosing of the Seller Lead Candidate in a patient in a United States Phase 3 Clinical Study; (ii) a milestone payment of ten million U.S. dollars ($10,000,000) upon the achievement of the applicable primary endpoint in a United States Phase 3 Clinical Study of the Seller Lead Candidate; (iii) a milestone payment of twenty million U.S. dollars ($20,000,000) upon the first submission of a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for the Seller Lead Candidate; and (iv) a milestone payment of sixty million U.S. dollars ($60,000,000) upon the first approval by the FDA of a BLA for the Seller Lead Candidate.

The estimated fair value of the Acquisition Obligation on the Effective Date and at December 31, 2025, was approximately $7.9 million and $6.4 million, respectively.

(12)   Stockholders’ Equity (Deficit)

(a)   Overview

The Company’s Certificate of Incorporation (the “Charter”), originally filed on January 11, 2016, was amended on April 15, 2020, to increase the number of shares of common stock authorized and to authorize the issuance of preferred stock. The Company’s Certificate of Incorporation was further amended and restated on April 27, 2021, on May 22, 2023, to effect the May 2023 Reverse Split, on January 16, 2024, to effect the January 2024 Reverse Split, on December 4, 2024, to effect the December 2024 Reverse Split, and on May 5, 2025, to effect the May 2025 Reverse Split. The total number of shares which the Company is authorized to issue is 300,000,000, each with a par value of $0.0001 per share. Of these shares, 290,000,000 shall be common stock and 10,000,000 shall be preferred stock. The Company’s restated Certificate of Incorporation, as amended, permits its Board to designate the number of shares constituting such series, and fix by resolution, the powers, privileges, preferences and relative, option or special rights thereof, including liquidation preferences and dividends, and conversion and redemption rights of each such series. A Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock and Series B Non-Voting Convertible Preferred Stock was filed on October 8, 2025, and amended on October 23, 2025, (as amended, the “Certificate of Designation”) to give effect to the designation of the Series A Preferred Stock (as defined below) and Series B Preferred Stock (as defined below).

At December 31, 2025 and 2024, the Company had 916,968 and approximately 36,753 shares of common stock issued and outstanding, respectively. At December 31, 2025 and 2024, the Company had approximately 1,466 and zero shares of preferred stock issued and outstanding, respectively.

(b) Preferred Stock

In October 2025, the Board designated 1,242.0718 shares of preferred stock to be Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”). As of December 31, 2025, the Company had authorized, issued and outstanding 1,212.1822 shares of Series A Preferred Stock. In October 2025, the Board designated 223.7337 of the 10,000,000 shares of preferred stock to be Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”). As of December 31, 2025, the Company had authorized, issued and outstanding 223.7337 shares of Series B Preferred Stock. As of December 31, 2025, the Company had authorized, issued and outstanding 1,435.9159 shares of preferred stock and 9,998,564.0841 authorized and unissued or outstanding shares of preferred stock.

As of April 6, 2026, Holders of Series A Preferred Stock were entitled to receive, and the Company paid, payment-in-kind dividends on each share of Series A Preferred Stock, at a rate equal to five percent (5.0%) per annum payable in shares of Series A Preferred Stock.

Except as otherwise required by law, the Series A Preferred Stock and Series B Preferred Stock do not have voting rights. However, as long as any shares of Series A Preferred Stock or Series B Preferred Stock are outstanding, the Company may not, without the

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(12)   Stockholders’ Equity (Deficit) (continued)

affirmative vote of the holders of a majority of the then-outstanding shares of the Series A Preferred Stock and Series B Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or Series B Preferred Stock or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, the Charter or Amended and Restated Bylaws of the Company, or file any articles of amendment, certificate of designations, preferences, limitations and relative rights of any series of Preferred Stock, if such action would adversely alter or change the preferences, rights, privileges or powers of, or restrictions provided for the benefit of the Series A Preferred Stock or Series B Preferred Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series A Preferred Stock or Series B Preferred Stock, or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock or Series B Preferred Stock, (iii) prior to the Stockholder Approval (as defined in the Certificate of Designation) or at any time while at least 30% of the originally issued Series A Preferred Stock or Series B Preferred Stock, as applicable, remains issued and outstanding, consummate either: (A) any Fundamental Transaction (as defined in the Certificate of Designation) or (B) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, or (iv) enter into any agreement with respect to any of the foregoing.

The Series A Preferred Stock and Series B Preferred Stock shall rank on parity with the Common Stock as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily.

At any time following 5:00 p.m. Eastern Time on the third business day after the date the Company’s stockholders approve the conversion of the Series A Preferred Stock and Series B Preferred Stock (the “Stockholder Approval”), each share of Series A Preferred Stock will be convertible at the option of the holder thereof into 10,000 shares of Common Stock, subject to certain limitations provided in the Certificate of Designation, including that the Company shall not effect any conversion of Series A Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”).

Upon the earliest to occur of (i) April 8, 2026, (ii) the effectiveness date of a registration statement covering the resale of the Common Stock issuable upon conversion of the Series B Preferred Stock, and (iii) 5:00 p.m. Eastern Time on the third business day after the date the Stockholder Approval is obtained, in each case at the option of the Holder thereof, each share of Series B Preferred Stock will be convertible, at any time and from time to time, into 10,000 shares of Common Stock, subject to certain limitations provided in the Certificate of Designation, including that the Company shall not effect any conversion of Series B Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own Common Stock in excess of the Beneficial Ownership Limitation.

At any time following the earlier to occur of (i) the receipt of the Stockholder Approval or (ii) the consummation of a Fundamental Transaction (as defined in the Certificate of Designation) the holders of Series A Preferred Stock and Series B Preferred Stock may waive or change the Beneficial Ownership Limitation effective upon written notice to the Company; provided, that to the extent such waiver or change is solely permitted pursuant to the Stockholder Approval or the consummation of a Fundamental Transaction, such notice must be delivered not less than 60 days prior to the effectiveness of such waiver or change.

Upon the occurrence of the conditions set forth in section 5.3 of the Repurchase Agreement dated as of October 8, 2025, by and between the Company and DEFJ (the “Repurchase Agreement”), or if the Company fails to deliver to the holder of Series A Preferred Stock a certificate or certificates representing shares of Common Stock, or electronically deliver such shares, (i) on or prior to the third trading day after the applicable Share Delivery Date (as defined in the Certificate of Designation), or (ii) April 8, 2027, then, unless the holder of Series A Preferred Stock has rescinded the applicable Notice of Conversion, the Company will, at the request of the holder of Series A Preferred Stock, pay an amount equal to the Fair Value (as defined in the Certificate of Designation) of such undelivered shares, with such payment to be made within two business days from the date of request by such holder, whereupon the Company’s obligations to deliver such shares underlying the Notice of Conversion (as defined in the Certificate of Designation) shall

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(12)   Stockholders’ Equity (Deficit) (continued)

be extinguished upon payment in full of the Fair Value of such undelivered shares; provided, however that such request shall be presumed to have been duly and properly made by such holder if Stockholder Approval with respect to the Series A Preferred Stock shall not have been obtained prior to the date on which the Notice of Conversion is delivered to the Company.

Upon the occurrence of the conditions set forth in section 5.3 of the Repurchase Agreement, or if the Company fails to deliver to the holder of Series B Preferred Stock a certificate or certificates representing shares of Common Stock, or electronically deliver such shares, on or prior to the third trading day after the applicable Share Delivery Date, then, unless the holder of Series B Preferred Stock has rescinded the applicable Notice of Conversion, the Company will, at the request of the holder of Series B Preferred Stock, pay an amount equal to the Fair Value of such undelivered shares, with such payment to be made within two business days from the date of request by such holder, whereupon the Company’s obligations to deliver such shares underlying the Notice of Conversion shall be extinguished upon payment in full of the Fair Value of such undelivered shares; provided, however that such request shall be presumed to have been duly and properly made by such holder if Stockholder Approval with respect to the Series B Preferred Stock shall not have been obtained prior to the date on which the Notice of Conversion is delivered to the Company.

The cash settlement provisions set forth in the Certificate of Designation shall be available irrespective of the reason for the Company’s failure to timely deliver the applicable shares of Common Stock including due to the lack of obtaining the Stockholder Approval with respect to the Preferred Stock.

(c)  Repurchase Agreement

The terms of the Repurchase Agreement signed in connection with the Acquisition (the “Repurchase Agreement”) provide that DEFJ has the right, but not an obligation, after the Closing and upon the occurrence of certain conditional events including continued listing requirements, to acquire all of the Company’s and its subsidiaries’ rights in and to the membership interests of ABCJ (the “Interests”) from the Company in accordance with the terms and conditions of the Repurchase Agreement. The aggregate purchase price for the Interests (the “Repurchase Price”) shall equal to one hundred percent (100%) of the Purchaser Preferred Stock Payment Shares (as defined in the Repurchase Agreement) (or the number of shares of Purchaser Common Stock shares issued upon conversion thereof) initially issued to DEFJ pursuant to the Purchase Agreement (the “Share Consideration”).

(d) Redeemable Preferred Stock

The Company applies ASC 480 when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity.

(e) Series A Preferred Stock

In connection with the Acquisition, the Company initially issued 1,212.1822 shares of Series A Preferred Stock. The Series A Preferred Stock does not have voting rights except for voting on specific corporate matters including (i) changes to the rights and preferences of the Series A Preferred Stock, (ii) issuance of additional Series A Preferred Stock, and (iii) entry into a fundamental transaction such as a sale of the Company. Certain provisions of the Series A Preferred Stock are as follows:

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(12)   Stockholders’ Equity (Deficit) (continued)

➢	Conversion: Upon obtaining stockholder approval at the Special Meeting, each share of Series A may convert into 10,000 shares of common stock, subject to Beneficial Ownership Limitations.
➢	Dividends: Series A Preferred Stock is eligible to participate in any dividends with common stockholders on an as-converted basis. On April 6, 2026, the Company issued to holders of Series A Preferred Stock a payment-in-kind dividend for each share of Series A Preferred Stock, which payment-in-kind dividend accrued at a rate equal to five percent (5.0%) per annum payable in shares of Series A Preferred Stock.
➢	Liquidation: In the event of the liquidation, dissolution, or winding up of the affairs of the Company (a “Liquidity Event”), prior to Stockholder Approval, holders of Series A Preferred Stock would be entitled to receive a liquidation preference prior to any payment to the holders of Common Stock.
➢	Redemption: In the event the Company is unable to obtain an affirmative stockholder vote at the Special Meeting to permit conversion, each holder of Series A Preferred Stock will be entitled to elect, at the holder’s option, to have their shares of Series A Preferred Stock redeemed by the Company for an amount equal to the estimated fair value of the Series A Preferred Stock shares held by such holder at the time of redemption. Due to this redemption feature, as of December 31, 2025, the Series A Preferred Stock was classified within temporary equity on the consolidated balance sheet.

(f) Series B Preferred Stock

In connection with the Acquisition, the Company issued 223.7337 shares of Series B Preferred Stock. The Series B Preferred Stock does not have voting rights except for voting on specific corporate matters including (i) changes to the rights and preferences of the Series B Preferred Stock, (ii) issuance of additional Series B Preferred Stock, and (iii) entry into a fundamental transaction such as a sale of the Company. Certain provisions of the Series B Preferred Stock are as follows:

➢	Conversion: Each share of Series B Preferred Stock is convertible into 10,000 shares of Common Stock upon the earliest to occur of (i) April 8, 2026, (ii) the effectiveness date of a registration statement covering the resale of the Common Stock issuable upon conversion of the Series B Preferred Stock, and (iii) 5:00 p.m. Eastern time on the third business day after the date that the Stockholder Approval is obtained, at the option of the holder thereof, in each case subject to Beneficial Ownership Limitations.
➢	Dividends: Series B Preferred Stock is eligible to participate in any dividends with common stockholders on an as-converted basis
➢	Liquidation: In the event of a Liquidity Event prior to Stockholder Approval, holders of Series B Preferred Stock would be entitled to receive a liquidation preference prior to any payment to the holders of Common Stock.

(g)  Common Stock

i.Dividends

Subject to the rights of holders of any preferred stock, holders of common stock are entitled to receive dividends as may be declared from time to time by the Board. The Company has never declared or paid cash dividends through the date of these consolidated financial statements.

ii.Liquidation

Subject to the rights of holders of any preferred stock as to liquidation, upon the liquidation, dissolution or winding up of the Company, the remaining assets of the Company will be distributed to holders of common stock.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(12)   Stockholders’ Equity (Deficit) (continued)

iii.Voting

Holders of common stock are entitled to one vote for each share of common stock held but shall not be entitled to vote on any amendment to the Certificate of Incorporation that relates solely to the terms of any series of preferred stock. There is no cumulative voting.

(h)  Issuances of Common Stock and Warrants

On January 22, 2024, the Company closed an offering under a Securities Purchase Agreement with purchasers named therein pursuant to which the Company sold approximately 465 shares of common stock, approximately 5,968 pre-funded warrants (“PFWs”), and approximately 12,864 warrants to purchase common stock (the “January 2024 Warrants”), in a registered direct offering at a purchase price of $1,127.28 per share (or $1,118.04 per PFW) (the “January 2024 RDO”). The January 2024 Warrants became exercisable commencing on issuance and are exercisable for three and one-half years from the date of issuance at an exercise price of $1,127.28 per share. Net proceeds from the January 2024 RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $6.1 million. The PFWs sold in the January 2024 RDO were exercisable at an exercise price of $9.24 per share. All PFWs sold in the January 2024 RDO were exercised prior to April 30, 2024. In connection with the January 2024 RDO, the Company also issued the placement agent warrants to purchase up to approximately 386 shares of common stock (the “January 2024 Placement Agent Warrants”). The January 2024 Placement Agent Warrants became exercisable on issuance, expire three and one-half years following the date of sale and have an exercise price per share of $1,409.10. See Note 13.

On July 22, 2024, the Company entered into a Placement Agency Agreement with ThinkEquity LLC pursuant to which the Company issued and sold approximately 10,823 shares of common stock in a best efforts public offering at a purchase price of $277.20 per share (the “July 2024 Offering”). Net proceeds from the July 2024 Offering, after deducting discounts, commissions and fees paid to the placement agent and other offering expenses, were approximately $2.4 million. In connection with the July 2024 Offering, the Company also issued warrants to the placement agent to purchase up to approximately 542 shares of common stock (the “July Placement Agent Warrants”). The July Placement Agent Warrants become exercisable January 18, 2025, expire July 22, 2029, and have an exercise price of $346.50 per share. See Note 13.

On December 2, 2024, the Company closed an offering under a Securities Purchase Agreement with purchasers named therein pursuant to which the Company sold 6,180 shares of common stock, 16,786 PFWs, together with 22,966 Series C Warrants to purchase common stock (the “Series C Warrants”), and 22,966 Series D Warrants to purchase common stock (the “Series D Warrants”) in a private offering at a purchase price of $348.35 per share (or $348.25 per PFW) (the “2024 PIPE”). The Series C and Series D Warrants became exercisable commencing on shareholder approval which occurred February 25, 2025. The Series C Warrants are exercisable for five years from shareholder approval; the Series D Warrants are exercisable for two and one-half years from such approval. The initial exercise prices for the Series C and Series D Warrants was $348.35 per share, subject to adjustments and resets. In addition, the Series D Warrants included an alternative cashless exchange provision whereby the holder could exchange each Series D Warrant for three shares of Common Stock. Net proceeds from the 2024 PIPE, after deducting fees payable to the placement agent and other offering expenses, were approximately $7.2 million. The PFWs sold in the 2024 PIPE were exercisable at an exercise price of $0.0924 per share. All PFWs sold in the 2024 PIPE were exercised prior to March 31, 2025. See Note 13. The Company accounts for the Series C and D Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Series C and D Warrants do not meet the criteria for equity treatment thereunder, they must be recorded as a liability.

On March 23, 2025, the Company entered into a Placement Agency Agreement with ThinkEquity LLC pursuant to which the Company issued and sold 366,072 shares of common stock and warrants (the “March 2025 Offering Warrants”) to purchase 366,072 shares of common stock at an exercise price of $24.08 per share in a best efforts public offering at a purchase price of $27.44 per share and accompanying warrant (the “March 2025 Offering”). Net proceeds from the March 2025 Offering, after deducting discounts, commissions and fees paid to the placement agent and other offering expenses, were approximately $8.9 million. In connection with the March 2025 Offering, the Company also issued warrants to the placement agent to purchase up to 18,304 shares of common stock

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(12)   Stockholders’ Equity (Deficit) (continued)

(the “March 2025 Placement Agent Warrants”). The March 2025 Placement Agent Warrants became exercisable on issuance, expire March 24, 2030, and have an exercise price of $29.96 per share. See Note 13.

(i)  Registration Rights Agreement

In connection with the Acquisition, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the holders (the “Holders”) of the Common Stock, the Series A Preferred Stock and the Series B Preferred Stock issued in connection with the Acquisition (collectively the “Acquisition Transaction Shares”). Pursuant to the Registration Rights Agreement, the Company was required to prepare and file a resale registration statement with the SEC on or prior to the 75th calendar day following the Closing (the “Filing Deadline”), with respect to the shares of Common Stock issued in the Acquisition and the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and the Series B Preferred Stock issued in the Acquisition, subject to the Beneficial Ownership Limitation. The Company and the Holders agreed to extend the Filing Deadline to a date to be determined.

(13) Warrants

Except as noted otherwise, all the warrants described below were outstanding as of December 31, 2025, and are accounted for as a component of stockholders’ equity. All PFWs issued in the Company’s financings described herein were exercised on or before January 10, 2025.

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

In connection with the June RDO, the Company issued approximately 55 Series A-1 Warrants and approximately 55 Series A-2 Warrants, which became exercisable commencing June 9, 2023. The Series A-1 and Series A-2 Warrants expire three years following the date of sale and have an exercise price of $348.35 per share. The Company also issued warrants to the June RDO placement agent to purchase up to approximately 107 shares of common stock. The June RDO Placement Agent Warrants became exercisable commencing June 9, 2023, expire three years after issuance, and have an exercise price per share of $161,700.00 per share.

In connection with the September Offering, the Company issued warrants to the underwriter to purchase up to approximately 23 shares of common stock. Approximately 16 additional warrants were issued to the underwriter in October 2023 in connection with the underwriter’s partial exercise of the overallotment option. The September Offering Underwriter Warrants became exercisable commencing 180 days after issuance, expire five years following the date of sale and have an exercise price per share of $23,562.00.

In connection with the December RDO, the Company issued the December Placement Agent Warrants to purchase up to approximately nine shares of common stock. The December Placement Agent Warrants became exercisable on issuance, expire five years following the date of issuance, and have an exercise price per share of $11,180.40.

In connection with the January 2024 RDO, the Company issued the January 2024 Warrants to purchase up to approximately 12,864 Warrants to purchase common stock at a purchase price of $1,127.28 per share. The January 2024 Warrants became exercisable commencing on issuance and are exercisable for three and one-half years from the date of issuance generally at an exercise price of $1,127.28 per share. All PFWs sold in the January 2024 RDO were exercised prior to April 30, 2024. In connection with the January

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(13) Warrants (continued)

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

In connection with the 2024 PIPE, the Company issued approximately 22,966 Series C Warrants and 22,966 Series D Warrants. The Series C and Series D Warrants became exercisable commencing on shareholder approval which occurred February 25, 2025. The Series C Warrants are exercisable for five years from shareholder approval; the Series D Warrants were exercisable for two and one-half years from such approval. The initial exercise price for the Series C and Series D Warrants was $348.35 per share, subject to adjustments and resets. In addition, the Series D Warrants included an alternative cashless exchange provision whereby the holder could exchange each Series D Warrant for three shares of Common Stock. The Series C Warrants and the Series D Warrants are accounted for as liabilities. All Series D warrants were exchanged for common stock in the first quarter 2025.

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

The following table summarizes the Company’s outstanding warrants at December 31, 2025:

	Number	Exercise Price
Description	of Shares	Per Share
IPO Underwriter Warrants	20	$3,696,000
February 2023 Placement Agent Warrants	4	486,948
February 2023 Consultant Warrants	1	369,600
June 2023 Series A-1 warrants	55	348.35
June 2023 Series A-2 warrants	55	348.35
June 2023 Placement Agent Warrants	7	161,700.00
September 2023 Underwriter Warrants	33	23,562.00
October 2023 Underwriter Overallotment Warrants	16	23,562.00
December 2023 Placement Agent Warrants	18	11,180.40
January 2024 Warrants	6,749	1,127.28
January 2024 Warrants	5,423	438.90
January 2024 Placement Agent Warrants	388	1,409.10
July 2024 Placement Agent Warrants	548	346.50
December 2024 Series C Warrants	144,682	69.67
March 2025 Offering Warrants	366,080	24.08
March 2025 Placement Agent Warrants	18,290	29.96

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(14) Share-Based Compensation

In April 2020, the Board approved the TransCode Therapeutics, Inc. 2020 Stock Option and Incentive Plan (the “2020 Plan”) providing for the issuance of options or other awards to purchase up to approximately five shares of the Company’s common stock. Following the closing of the IPO, the Board determined not to make any further awards under the 2020 Plan. In March 2021, the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”) was approved by the Company’s Board and stockholders and became effective upon the effectiveness of the IPO. The 2021 Plan initially provided for the issuance of options or other awards to purchase up to approximately seven shares of the Company’s common stock. The number of options or other awards available under the 2021 Plan increased approximately one share in January 2022, approximately one share in January 2023, approximately 34 shares in January 2024, approximately 3,247 shares in June 2024, and approximately 1,838 shares in January 2025.

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

Of options outstanding at December 31, 2025, approximately 10 were awarded under the 2020 Plan and approximately 2,025 were awarded under the 2021 Plan.

At December 31, 2025, there were approximately 10 options outstanding under the 2020 Plan that were vested and exercisable and approximately 2,025 options outstanding under the 2021 Plan that were vested and exercisable. Information about options to purchase common stock of the Company under both Plans is as follows:

		Weighted
		average	Weighted
		exercise	average
	Number of	price	contractual
	shares	per share	term (years)
Outstanding at December 31, 2023	85	$387,691.92	3.7
Granted	2,100	1,108.80	9.2
Exercised	—	—	—
Forfeited	(83)	13,365.75	—
Outstanding at December 31, 2024	2,102	2,206.40	9.4
Granted	—	—	—
Exercised	—	—	—
Forfeited	(67)	106,636.80	—
Outstanding at December 31, 2025	2,035	$16,958.12	8.4

The intrinsic value of the outstanding options as of December 31, 2025, was $0.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(14) Share-Based Compensation (continued)

Option Valuation

No options were granted in the year ended December 31, 2025. The assumptions that the Company used to determine the grant-date fair value of options granted in the year ended December 31, 2024, were as follows:

Year Ended
December 31, 2024
Risk-free interest rate	4.44%
Expected term (in years)	6.0
Expected volatility	128.8%
Expected dividend yield	—
Fair value per share of underlying stock	$29.68 - $30.24

The weighted average grant date fair value per share of the options granted in the year ended December 31, 2024, was $997.64.

The Company recorded share-based compensation expense of $485,428 and $1,699,999 during the years ended December 31, 2025 and 2024, respectively, all of which related to stock options. Because all outstanding options have vested at December 31, 2025, the remaining share-based compensation expense to be recognized in the future is $0.

(15) Employee Stock Purchase Plan

In 2021, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) to provide eligible employees of the Company with opportunities to purchase shares of the Company’s common stock. The ESPP initially provided for the purchase of an aggregate of up to approximately six shares of common stock. The number of shares of common stock available through the ESPP increased by approximately three shares in each of January 2022 through January 2025, and may be increased each subsequent year by up to approximately three shares.

(16) Net Loss per Share

The Company reported net losses for the years ended December 31, 2025 and 2024. Reported basic and diluted net loss per share attributable to common stockholders are the same for each period because shares issuable in connection with Contingent Securities have been excluded from the computation of diluted weighted-average shares outstanding. The effect of their inclusion would have been antidilutive. In accordance with ASC 260-10-45-13, a pre-funded, or penny, warrant is an instrument that requires the holder to pay little or no consideration to receive the shares upon exercise of the warrant. Since the shares underlying the PFWs are issuable for little or no consideration, the Company considered them outstanding in the context of basic earnings per share.

The following table sets forth the computation of basic and diluted loss per share:

	Years ended December 31,
	2025	2024
Basic and diluted net loss per share
Net loss attributable to common stockholders	$(36,271,287)	$(16,785,572)
Weighted-average common shares outstanding	689,713	12,558
Net loss per share	$(52.59)	$(1,336.63)

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(17) Income Taxes

The Company’s federal and state provision (benefit) for income taxes was $226,068 and $0 for the years ended December 31, 2025 and 2024, respectively. The federal deferred provision (benefit) for income taxes was $92,487 and $0 for the years ended December 31, 2025 and 2024, respectively. The state deferred provision (benefit) for income taxes was $133,601 and $0 for the years ended December 31, 2025 and 2024, respectively.

A reconciliation of income tax provision (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	Years Ended
	December 31,
	2025		2024
Federal income tax benefit at statutory rate	$(7,278,826)	21.00%	$(3,562,919)	21.00%
State and local income tax, net of federal (national) income tax effect*	133,601	(0.39)%	—	—%
Foreign tax effects
Effect of changes in tax laws or rates enacted in the current period	—	—%	—	—%
Permanent differences	—	—%	—	—%
Tax credits	—	—%	—	—%
Change in valuation allowance	5,155,083	(14.87)%	2,574,447	(15.70)%
Nontaxable or nondeductible items
Share-based compensation	102,022	(0.29)%	199,069	(1.17)%
Change in fair value of derivatives and warrants	1,948,237	(5.62)%	366,862	(2.16)%
Other	165,952	(0.48)%	422,541	(2.49)%
Changes in unrecognized tax benefits

Actual income tax expense and effective tax rate	$226,069	(0.65)%	$—	(0.52)%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for consolidated financial statement and income tax purposes. The significant components of the Company’s deferred tax assets consist of the following:

	December 31,
	2025	2024
Net operating loss carryforwards	$13,484,723	$8,893,509
Capitalized research and development	8,610,208	6,139,921
Capitalized patent and other costs	735,869	20,680
Stock-based compensation	191,232	303,419
Accrued expenses	57,130	40,210
Fixed assets	16,837	6,461
Research and development tax credit carryforwards	531,134	729,985
Subtotal deferred tax assets before valuation allowance	23,627,133	16,134,185
Less valuation allowance	(22,818,973)	(16,134,185)
Deferred tax assets	808,160	—

Deferred tax liability
Fixed assets	(1,034,228)	—
Net deferred taxes	$(226,068)	$—

The Company had U.S. federal net operating loss (“NOL”) carryforwards of $49,502,165 and $30,570,980 for the years ended December 31, 2025 and 2024 respectively, which may be available to offset future taxable income. Federal NOL carryforwards

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(17) Income Taxes (continued)

generated in 2017 and prior of $38,297 will expire beginning in 2036. The remaining federal NOL carryforwards generated in 2018 and later do not expire. However, they are subject to the 80% limitation when utilized. The Company also had U.S. state NOL carryforwards of $48,880,839 and $29,949,653 for the years ended December 31, 2025 and 2024, respectively, which may be available to offset future taxable income and will expire beginning in 2036.

The Company had U.S. federal research and development tax credit carryforwards of $549,780 and $549,780 for the years ended December 31, 2025 and 2024, respectively, available to reduce future income tax liabilities. These will expire beginning in 2042. The Company also had U.S. state research and development tax credit carryforwards of $189,418 and $495,079 for the years ended December 31, 2025 and 2024, respectively, available to reduce future income tax liabilities. Of the U.S. state research and development tax credit carryforwards, $7,013 have an indefinite carryforward and the remainder expire beginning in 2036.

The Company has recorded a full valuation allowance against its net deferred tax assets, except the “naked credit” deferred tax liability, as of December 31, 2025 and 2024, because the Company has determined that it is more likely than not that these assets will not be fully realized due to the significant uncertainty about the realization of the deferred tax asset until the Company can operate profitably. The Company experienced a net change in valuation allowance of $6,776,067 and $3,471,485 in the years ended December 31, 2025 and 2024, respectively. Notwithstanding the full valuation allowance, the Company carries a net deferred tax liability of $226,068 reflecting a “naked credit” arising from an indefinite-lived intangible deferred tax liability that cannot be scheduled to reverse concurrently with the Company’s deferred tax assets, as the associated NOL utilization is subject to the 80% taxable income limitation under IRC §172, leaving a portion of the indefinite-lived intangible DTL without an offsetting DTA.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years from 2020 to the present remain open for review. All open years may be examined to the extent that tax credits or NOL carryforwards are used in future periods. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations.

A reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of year	$228	$353
Increase for tax positions of prior years	(54)	(125)
Increase based on tax positions related to current year	—	—
Balance at end of year	$174	$228

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(17) Income Taxes (continued)

Due to the Company’s valuation allowance, the $0.2 million of unrecognized tax benefits would not affect the effective tax rate, if recognized. It is the Company’s practice to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2025, the Company had no accrued interest and penalties related to uncertain tax positions. The Company does not expect any material changes to the estimated amount of liability associated with the Company’s uncertain tax positions within the next 12 months.

The Protecting Americans from Tax Hikes Act of 2015 (“PATH Act”) made permanent the federal credit for increasing research activities (“R&D credit”). The PATH Act also included a provision that allowed a qualified small business to utilize a portion of its annual R&D credit as a payroll tax offset for up to $250,000 of its FICA payroll tax. The Company qualifies for this provision and has recorded payroll tax prepayments of $250,000 and $172,492 for 2022 and 2021, respectively. These benefits were able to be used beginning in the first quarter of 2023 and do not expire. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law in 2020 and contained several new or changed income tax provisions. The Company has evaluated the tax provisions of the CARES Act and determined the impact to be either immaterial or not applicable. The Inflation Reduction Act of 2022 modified the PATH Act by adding an additional payroll tax offset of up to $250,000 against the Medicare payroll tax beginning in 2023. The Company is evaluating the benefits available under this provision.

Pursuant to the Tax Cuts and Jobs Act, as modified by the One Big Beautiful Bill Act of 2025, domestic R&D expenditures incurred after December 31, 2024 are no longer required to be capitalized and may be deducted in the current year. For 2025, the Company capitalized approximately $5.7 million of foreign R&D expenditures, which continue to be amortized over 15 years using the mid-year convention, and recognized amortization on all prior-year domestic and foreign Section 174 capitalizations. The Company has established a net deferred tax asset of approximately $6.8 million related to this item, fully offset by a valuation allowance. Additionally, pursuant to IRC §59(e), the Company elected to capitalize and amortize its 2025 domestic research and experimental expenditures over 10 years; the resulting deferred tax asset of approximately $1.8 million is separate from the capitalized research and development balance above and is fully offset by the valuation allowance.

(18)  Segment Reporting

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in consolidated financial statements. The Company has a single reportable business unit segment, development of drug candidates designed to treat cancer, and one reportable country segment, the United States of America, for the years ended December 31, 2025 and 2024.

The provisions of ASC 280 establish standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in consolidated financial statements issued to shareholders. In accordance with ASC 280, the Company’s chief operating decision maker has been identified as its Chief Executive Officer and Chief Financial Officer (together, the “CODM”). The Company’s CODM reviews the consolidated financial information presented for purposes of allocating resources and evaluating its consolidated financial performance for the entire Company. Accordingly, the Company has determined that it operates in a single reportable segment. All of the Company’s long-lived assets are located in the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

The Company does not distinguish between markets or segments for the purpose of internal reporting. The majority of the Company’s long-lived tangible assets are located in Michigan, US, and its deferred tax assets are US-related.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(19)  Subsequent Events

For its consolidated financial statements as of December 31, 2025, the Company evaluated subsequent events through April 15, 2026, the date on which these consolidated financial statements were issued.

Unleash License

On March 2, 2026, the Company entered into an agreement with Unleash Immuno Oncolytics, Inc. (“Unleash”). The Unleash Licensing Agreement provided the Company with a license and other rights to technologies owned or licensed by Unleash. In consideration for the transaction, the Company issued 1,136,364 shares of its Series C Non-Voting Convertible Preferred Stock to Unleash.

Yorkville Financing

On April 7, 2026, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership, (“Yorkville”) pursuant to which the Company has the right to sell to Yorkville up to $14 million of shares of Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (the “Commitment Amount”). Sales of shares of Common Stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Common Stock to Yorkville under the SEPA. Upon the satisfaction of the conditions to Yorkville’s purchase obligation set forth in the SEPA, the Company can, at its sole discretion, direct Yorkville to purchase specified amounts of Common Stock. The purchase price per share for each advance is set at 97% of the lowest daily volume weighted average price (“VWAP”) during the three consecutive trading days beginning on the date upon which the Advance Notice (as defined in the SEPA) is delivered. Actual sales of Common Stock to Yorkville under the SEPA will depend on a variety of factors to be determined by the Company, in its sole discretion, from time to time, which may include, among other things, market conditions, the trading price of the Company’s Common Stock and determinations by the Company as to appropriate sources of funding for its business and operations.

In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has also agreed to advance to the Company up to $6.0 million, less certain amounts as described below, to be paid in two tranches (each, a “Pre-Paid Advance” and, together, the “Pre-Paid Advances”), in exchange for the Company’s issuance to Yorkville of convertible promissory notes (each, a “Convertible Note” and, together, the “Convertible Notes”). Pursuant to the Convertible Notes and the SEPA, Yorkville may convert all or any portion of the outstanding principal amount, accrued but unpaid interest, and other amounts outstanding under the Convertible Notes into shares of Common Stock, at any time and from time to time during the term of the Convertible Notes.

The first Pre-Paid Advance is expected to be disbursed to the Company the day after it files this Annual Report on Form 10-K. In exchange for the first Pre-Paid Advance, the Company will issue to Yorkville a Convertible Note in the principal amount of $1.0 million (the “First Convertible Note”), with a purchase price discount of 5.0% (or $50,000). The First Convertible Note will be convertible into Common Stock at the lower of (i) a fixed conversion price equal to 115% of the VWAP on the day prior to the issuance of the Note and (ii) 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion date, but in no event lower than 20% of last reported trading price of the Company’s Common Stock on Nasdaq as quoted by Bloomberg (the “First Convertible Note Conversion Price”) as of the trading day immediately prior to the date of the SEPA (the “Floor Price”). After accounting for the purchase price discount, the Company expects to receive gross proceeds of $950,000 for the First Convertible Note.

The second tranche of the Pre-Paid Advance is expected to be disbursed to the Company in exchange for the issuance to Yorkville of a Convertible Note in the principal amount of $5.0 million (the “Second Convertible Note”). The Second Convertible Note is expected to be issued with a purchase price discount of 5.0% (or $250,000) and will be convertible into Common Stock at the lower of (i) a price equal to 115% of the VWAP on the day prior to issuance of the Second Convertible Note and (ii) 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion date, but in no event lower than the Floor

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025 and 2024

(19) Subsequent Events (continued)

Price (the “Second Convertible Note Conversion Price,” and together with the First Convertible Note Conversion Price, the “Conversion Price”). The Second Convertible Note will be issued on the second trading day after the later of (i) the registration statement filed pursuant to the SEPA, including any prospectus, amendments and supplements thereto, (the “Yorkville Registration Statement”) first becoming effective under the Securities Act, (ii) the Company’s receipt of stockholder approval to issue shares of Common Stock to Yorkville under the SEPA in excess of the Exchange Cap (defined below) and (iii) the approval by Nasdaq of the initial listing application required under Nasdaq Listing Rules 5110 and 5635(b). After accounting for the purchase price discount, the Company expects to receive gross proceeds of $4,750,000 pursuant to the Second Convertible Note.

Interest on the outstanding balances of the Convertible Notes will accrue at an annual rate of 5.0%, subject to an increase to 18% upon an event of default (as defined in the Convertible Notes). The maturity date of each Convertible Note will be 18 months from the date on which it is issued. The applicable maturity date of each Convertible Note may be extended by the Company, at its option, for six months on two occasions by providing written notice to Yorkville. On the applicable maturity date, any portion of the outstanding principal amount and accrued but unpaid interest that remains outstanding on such Convertible Note will automatically be converted at the then applicable Conversion Price, provided that if any Equity Condition (as defined in the Form of Promissory Note) is not satisfied, the applicable maturity date will be automatically extended until all Equity Conditions have been satisfied.

The sale and issuance of shares under the SEPA, including upon conversion of the Convertible Notes at Yorkville’s option and the sale of shares of Common Stock to Yorkville at the Company’s option, is subject to an exchange cap limiting the total number of shares issuable to Yorkville to 183,301 (19.99% of outstanding shares of Common Stock before the effective date of the SEPA) (the “Exchange Cap”), unless the Company obtains stockholder approval to issue shares to Yorkville exceeding the Exchange Cap (the “Yorkville Issuance Approval”). Additionally, Yorkville may not own more than 9.99% of the Company’s outstanding Common Stock at any time unless it provides written notice of its intention to increase this limit, effective after 65 days.

Sponsored Research Agreement

On April 11, 2026, the Company entered into a Sponsored Research Agreement (the “SRA”) with Michigan State University (“MSU”) pursuant to which MSU will conduct certain research projects in collaboration with the Company. There are no upfront financial obligations on the Company under the SRA. The Company will pay MSU agreed upon costs for conduct of the research. Each project under the SRA will have its own budget and payment schedule, with payments generally due monthly upon receipt of invoices from MSU.