Form 10-K/A
period 2025-12-31
Transcode Therapeutics, Inc.
filed 2026-04-30
CIK 1829635

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

The number of shares of Registrant’s Common Stock outstanding as of April 27, 2026, was 916,968.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm Id:	100	Auditor Name:	WithumSmith+Brown, PC	Auditor Location:	East Brunswick, New Jersey

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment (also referred to herein as this report), to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, (Commission File Number 001-40363), or the Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on April 15, 2026. The sole purpose of this Amendment is to include in Part III the information previously omitted from the Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after April 15, 2026) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Annual Report on Form 10-K and the registrant’s other filings with the SEC.

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

Name	Positions and Offices Held with the Company	Since	Age
Philippe P. Calais, PhD	Chief Executive Officer (since 2025), Director (since 2018) and Chairman of the Board (since 2021)	2018	67
Elizabeth Czerepak	Director	2025	70
Thomas A. Fitzgerald	Chief Financial Officer and Director	2018	75
Erik Manting, PhD	Director	2020	54
Magda Marquet, PhD	Director	2021	67
Jack E. Stover	Director	2025	73

Director and Executive Biographies

Philippe P. Calais, Pharm D, PhD, has served as Chief Executive Officer of TransCode since October 2025. He has served as a member of our Board since October 2018 and was elected chairman of the Board in January 2021. Dr. Calais has over 38 years of biotech and pharmaceutical industry experience both in North America and Europe,. Since May 2019, Dr. Calais has also been the executive chairman and founder of Phileas Pharma, Inc. In addition, he has served as a Research Associate Professor in the Center for Molecular Biology & Biotechnology in the Charles E. Schmidt College of Science at Florida Atlantic University (FAU) since 2018. He has also served as an Economic Advisor to the French government since 2013. From April 2020 to October 2025, he was the Chief Executive Officer of MatriSys Bioscience, Inc. Previously, Dr. Calais served as the President and Chief Executive Officer of Isarna Therapeutics B.V., a developer of oligonucleotide therapeutics in Germany, the Netherlands and the United States from March 2012 to June 2018. Dr. Calais was a director of CohBar, Inc. (Nasdaq: CWBR) from June 2018 to June 2020 and was the company’s interim CEO from December 2019 to May 2019. Prior to Isarna Therapeutics, Dr. Calais was the President and CEO of Univalor, a Canadian technology transfer organization, from April 2011 to February 2012. Dr. Calais served as Chief Executive Officer, President and director of Ambrilia Biopharma, Inc., (TSE: AMB) from January 2008 to July 2009. He served as President Global Business of Neurochem Inc. (Nasdaq: NRMX) from January 2003 to December 2007, focusing on corporate strategic positioning and company deployment. He served as Chairman of the Board of Neurochem International, a wholly owned subsidiary of Neurochem Inc. from March 2003 to December 2007. He was an independent director at Marina Biotech, Inc. (OTCBB: MRNX) from January 2017 until May 2018, and its lead independent director from October 2017 to May 2018. He served as a board member of Autotelic Inc. from June 2016 to June 2018. He served as Director of Canada’s Research Based Pharmaceutical Companies from 2002 to 2011; the Cité des Biotechs de Laval from February 2002 to February 2012; Cognisense from December 2010 to February 2012; and Medpharmgene from January 2011 to February 2012. Dr. Calais holds a bachelor’s degree in pharmacy, a Doctor of Pharmacy from the Universite Francois-Rabelais in Tours, France. We believe that Dr. Calais is qualified to serve on our Board due to his management experience in the pharmaceutical and biotherapeutics industries and his experience as an executive officer and board member of several biotechnology companies.

Elizabeth Czerepak, MBA, has served on our Board since October 2025. Since April 2024, Ms. Czerepak has served as the Chief Financial Officer at Mirror Biologics, Inc., a private, clinical-stage company focused on cell-based oncology therapies where she also served as Acting Chief Executive Officer between July 2024 and May 2025. Since February 2020, Ms. Czerepak has also served as a member of the board of directors of Delcath Systems Inc., a public, interventional oncology company focused on the treatment of primary and metastatic liver cancers. From May 2022 to November 2023, she served as the Chief Financial Officer at Sorrento Therapeutics, Inc., a clinical stage biopharmaceutical company focused on developing oncology, non-opioid pain, and Covid therapies, where she served as a member of the board of directors from October 2021 to May 2022. In February 2023, Sorrento announced it commenced voluntary proceedings under Chapter 11 of the United States Bankruptcy Code and in November 2023 entered into a court-approved asset sale. From May 2022 to September 2023, Ms. Czerepak served as Chief Financial Officer at Scilex Holding Company, a commercial pharmaceutical company focused on developing and commercializing non-opioid pain therapies. She continued to serve as consultant to Scilex until September 2024. Prior to that, from September 2020 to May 2022, she served as Chief Financial Officer at BeyondSpring Inc., a global biopharmaceutical company focused on developing innovative immuno-oncology cancer therapies. She was a FINRA-registered representative (Series 7 and Series 63) while at J.P. Morgan Securities LLC and Bear, Stearns & Co. Inc. from 2000 to 2008. She received a B.A. magna cum laude in Spanish and Mathematics Education from

Marshall University and an MBA. from Rutgers University. She is a registered securities representative (series 7 and 8) and received a corporate director certificate from the Harvard Business School Executive Education Program in 2020. We believe that Ms. Czerepak is qualified to serve on our Board due to her significant experience as an executive of a number of companies in the life sciences sector.

Thomas A. Fitzgerald, MBA, has served as Vice President, Chief Financial Officer and Director of TransCode since July 2018 (initially part-time and substantially full-time since January 2020). From January 2024 to October 2025, he also served as interim Chief Executive Officer of TransCode. From August 2006 to December 2018 (the last 15 months on a half-time basis), he served as Chief Financial Officer of Velico Medical, Inc. Prior to Velico Medical, his experience included serving as founding Managing Director of the Corporate Finance/Investment Banking unit of Leerink Partners, (f/k/a SVB Securities LLC; SVB Leerink LLC; and, previously, Leerink Swann & Company), a healthcare investment banking firm. Mr. Fitzgerald served in the U.S. Army, including nearly two years as an airborne-qualified infantry officer. He received an A.B. in Economics with Honors from Stanford University and an MBA. from the Harvard University Graduate School of Business Administration. We believe Mr. Fitzgerald is qualified to serve on our Board of Directors (the “Board”) because he brings extensive experience as a senior financial executive in the life sciences industry.

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

Magda Marquet, PhD, has served on our Board since January 2021. Dr. Marquet has served as co-founder and co-Chief Executive Officer of ALMA Life Sciences LLC, an early-stage healthcare investment firm, since 2013. Dr. Marquet previously served as the co-founder and chairman of Althea Technologies, a biotechnology company, from 2009 to 2019, and previously served as its co-president and co-chief executive officer from 1998 to 2009. Prior to starting Althea Technologies, Dr. Marquet held several positions in product development and pharmaceutical development in companies such as Vical and Amylin Pharmaceuticals. Dr. Marquet has served on the board of directors of AnaptysBio (Nasdaq: ANAB) from January 2021 to April 2026 and Pfenex (Nasdaq: PFNX), a biotechnology company, from 2019 until its acquisition by Ligand Pharmaceuticals in October 2020, as well as several private company boards. She currently serves on the board of directors of Arcturus Therapeutics (Nasdaq: ARCT) since May 2018, First Tracks Therapeutics (Nasdaq: TRAX) since March 2026, and Immix BioPharma (Nasdaq: IMMIX) since May 2021. Dr. Marquet holds a PhD in Biochemical Engineering from INSA/University of Toulouse, France. We believe that Dr. Marquet is qualified to serve on our Board due to her significant experience as an executive and director of a number of companies in the life sciences sector, and because of her management and clinical expertise.

Jack E. Stover, has served on our Board since December 2025. Mr. Stover has been Chairman of the Board of Directors of Traws Pharma, Inc. (Nasdaq: TRAW) (“Traws”), a novel small molecule anti-viral and oncology company, since July 2025, and a member of the Board of Directors, Chairman of the Audit Committee, member of the Compensation Committee and member of the Nominating and Governance Committee of Traws since March 2024. From May 2016 to March 2024, he served as a member of the Board of Directors, Chairman of the Audit Committee and a member of the Compensation Committee of Onconova Therapeutics, Inc. (formerly Nasdaq: ONTX) which merged with Trawsfynydd Therapeutics, Inc., to become Traws in March 2024. From March 2021 until July 2025, Mr. Stover served as Chief Executive Officer and as Director of NorthView Acquisition Corp. (Nasdaq: NVAC), a special purpose acquisition company that in July 2025 merged into Profusa, Inc. (Nasdaq: PFSA) (“Profusa”), a digital health company developing tissue integrated biosensors. Since July 2025, he has served as a member of the Board of Directors of Profusa. Mr. Stover has also been a member of the Board of Directors of Stero Therapeutics, Inc., a privately-held small molecule biopharma development company since February 2024. From August 2024 until November 2024 when he resigned, Mr. Stover served as a member of the Board of Directors and Chairman of the Audit Committee of PharmaCyte Biotech, Inc. (Nasdaq: PMBC), a biotech company developing cell-based therapies for cancer and diabetes. From June 2016 until December 2020, Mr. Stover was Chief Executive Officer and Director of Interpace Biosciences, Inc. (Nasdaq: IDXG), a molecular diagnostics company focused principally on pancreatic and thyroid cancer. In addition to other relevant experience, Mr. Stover was also formerly Chief Executive

Officer of Antares Pharma Inc. (previously Nasdaq: ANTR) and a partner with PricewaterhouseCoopers (then Coopers and Lybrand), working in the bioscience industry division in Pennsylvania and New Jersey. Mr. Stover holds a B.A. in Accounting from Lehigh University and was a Certified Public Accountant. We believe that Mr. Stover is well-qualified to serve as a director of our company based on his experience holding senior leadership positions in the life sciences industry, and his specific experience and skills in the areas of general operations, financial operations and administration.

Executive Officers

The following table identifies our executive officers and sets forth their current positions at TransCode and their ages as of the date of filing. Dr. Calais’s and Mr. Fitzgerald’s biographies are set forth above.

		Officer
Name	Position Held with TransCode	Since	Age
Philippe P. Calais	Chief Executive Officer, Chairman of the Board, and Director	2025	67
Thomas A. Fitzgerald	Chief Financial Officer and Director	2018	75

Significant Employee and Advisor

The following table identifies our significant employee and advisor and sets forth their current positions at TransCode and their ages as of the Record Date.

		Position
Name	Position Held with TransCode	Since
Zdravka Medarova, PhD	Scientific Co-Founder, Chief Scientific Officer	2021
Anna Moore, PhD	Scientific Co-Founder, Scientific Advisor	2016

Zdravka Medarova, PhD, is a Scientific Co-Founder of TransCode and has served as a member of the advisory board of TransCode since January 2016. Dr. Medarova became an employee of TransCode in October 2021 and was appointed Chief Scientific Officer in January 2024. Dr. Medarova has been on the Faculty of Harvard Medical School and Massachusetts General Hospital (“MGH”) since June 2007 and is currently on sabbatical. She has served as an Associate Professor of Radiology at Harvard Medical School from April 2016 and as an Assistant in Neuroimaging at the Athinoula A. Martinos Center for Biomedical Imaging at MGH since June 2007. Dr. Medarova is a geneticist/cancer biologist by training and is internationally recognized for her work on non-coding RNA cancer therapies. She is one of the first to describe the design and application of nanoparticles as carriers of siRNA to tumors. Her research has focused on developing nanotechnology and imaging tools to better understand cancer initiation and progression and applying this knowledge to designing clinically relevant therapeutic and diagnostic agents against cancer. Dr. Medarova obtained a BA in pre-medicine from the University of Southern Maine in September 1998 and a PhD in Genetics from the University of New Hampshire in December 2002.

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

The principal occupation and employment during the past five years of our executive officers, our significant employee and our advisor was carried on, in each case except as specifically identified in this Annual Report on Form 10-K, with a corporation or organization that is not a parent, subsidiary or other affiliate of ours. There is no arrangement or understanding between our executive officers and any other person or persons pursuant to which they were or are to be selected as executive officers.

There are no material legal proceedings to which our executive officers are a party adverse to us or in which such person has a material interest adverse to us.

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

Our Board has determined that, Erik Manting, PhD, Magda Marquet, PhD, Elizabeth Czerepak, MBA and Jack E. Stover comprising all members of our Board, except Philippe P. Calais, PharmD and Thomas A. Fitzgerald, are independent directors, including for purposes of the rules of Nasdaq and the Securities and Exchange Commission (“SEC”). In making such independence determination, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances that our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our Board considers the association of our directors with holders of more than 5% of our Common Stock. There are no family relationships among any of our directors or executive officers. Dr. Calais and Mr. Fitzgerald are not independent directors under these rules because they are executive officers of the Company.

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

The table below shows current membership for each of the standing committees of our Board.

Nominating and
Audit Committee	Compensation Committee	Corporate Governance Committee
Elizabeth Czerepak*	Elizabeth Czerepak	Erik Manting*
Erik Manting	Erik Manting	Magda Marquet
Jack E. Stover	Magda Marquet*	Jack E. Stover
*	Denotes committee chair.

Audit Committee

Elizabeth Czerepak, Erik Manting and Jack E. Stover serve on the audit committee, which is chaired by Ms. Czerepak. Our Board has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined by the rules of the SEC and Nasdaq, and that each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our Board has designated Ms. Czerepak as an “audit committee financial expert,” as defined under the applicable rules of the SEC. During the fiscal year ended December 31, 2025, the audit committee met four times. The audit committee’s responsibilities include:

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

Compensation Committee

Magda Marquet, Erik Manting and Elizabeth Czerepak serve on the compensation committee, which is chaired by Dr. Marquet. Our Board has determined that each member of the compensation committee is “independent” as defined in the applicable Nasdaq rules and is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. During the fiscal year ended December 31, 2025, the compensation committee met one time. The compensation committee’s responsibilities include:

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

Nominating and Corporate Governance Committee

Erik Manting, Magda Marquet and Jack E. Stover serve on the nominating and corporate governance committee, which is chaired by Dr. Manting. Our Board has determined that each of Dr. Marquet, Dr. Manting and Mr. Stover is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2025, the nominating and corporate governance committee held two meetings. The nominating and corporate governance committee’s responsibilities include:

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

The nominating and corporate governance committee considers candidates for Board membership suggested by its members and our Chief Executive Officer. Additionally, in selecting nominees for directors, the nominating and corporate governance committee will review candidates recommended by stockholders in the same manner and using the same general criteria as candidates recruited by the committee and/or recommended by our Board. Any stockholder who wishes to recommend a candidate for consideration by the committee as a nominee for director should follow the procedures described in our proxy statement under the heading “Stockholder Proposals.” The nominating and corporate governance committee will also consider whether to nominate any person proposed by a stockholder in accordance with the provisions of our Bylaws relating to stockholder nominations as described in our proxy statement under the heading “Stockholder Proposals.”

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

Compensation Recovery Policy

Our Board adopted a Compensation Recovery Policy effective as of October 2, 2023, in compliance with the Nasdaq listing rules, which requires recovery from executive officers of incentive-based compensation that is earned, granted or vested based on the achievement of a financial reporting measure in the event of that we are required to restate our previously issued financial statements due to our material noncompliance with any financial reporting requirement under securities laws. The recoverable compensation includes any compensation received after the effective date of the Compensation Recovery Policy and in the three-year fiscal period preceding the date we were required to prepare the accounting restatement that is in excess of the amount that would have been earned, paid or vested had it been calculated based on the restated financial statements. Recovery is required regardless of fault or a covered officer’s role in the financial reporting process. The Compensation Recovery Policy has been filed as Exhibit 97.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. At no time during or after the year ended December 31, 2025, were we required to prepare an accounting restatement that required recovery of erroneously awarded compensation pursuant to the Compensation Recovery Policy, nor was there, on December 31, 2025, an outstanding balance of erroneously awarded compensation to be recovered from application of the policy to a prior restatement.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, executive officers, our principal accounting officer and beneficial owners of 10% or more of our common stock, or reporting persons, are required to report to the SEC on a timely basis the initiation of their status as a reporting person and any changes with respect to their beneficial ownership of our common stock. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2025, all reporting persons complied with all applicable filing requirements.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports with the SEC regarding ownership of, and transactions in, our securities and that they provide us with copies of those filings.

We have reviewed all forms provided to us or filed with the SEC. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings required during the past fiscal year were filed on a timely basis and that all directors, executive officers and 10% beneficial owners have fully complied with such requirements during the past fiscal year other than a Form 3 filed by Elizabeth Czerepak on December 22, 2025.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

Our named executive officers for the fiscal year ended December 31, 2025, were:

●	Philippe P. Calais, our Chief Executive Officer; and
●	Thomas A. Fitzgerald, our Vice President, Chief Financial Officer, and former interim Chief Executive Officer.

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities other than as serving on our board of directors earned by our named executive officers during the fiscal years indicated.

							All
					Stock	Option	Other
Name and principal position	Year	Salary ($) (1)		Bonus ($)	Awards ($)	Awards ($) (2)	Compensation ($)	Total ($)

Philippe P. Calais	2025	$123,808		$250,000	—	—	—	$373,808
Chief Executive Officer	2024	—		—	—	—	—	—

Thomas A. Fitzgerald	2025	$480,000	(3)	$589,615	—	—	—	$1,069,615
Vice President, Chief Financial Officer, and former interim Chief Executive Officer	2024	255,076		—	—	$701,890	—	956,966
(1)	Base salary amounts in 2024 reflect voluntary reductions of base salary during various payroll periods in 2024.
(2)	The amounts reported represent the aggregate grant-date fair value of stock options, calculated in accordance with FASB ASC Topic 718. This calculation does not give effect to any estimate of forfeitures related to service-based vesting, which may differ from the calculation in our financial statements, but assumes that the executive will perform the requisite service for the award to vest in full. See Note 14 of “Notes to Financial Statements” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026, for a discussion of assumptions made in determining the aggregate grant date fair value of stock option awards. Note that the amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by the named executive officers from the stock options.
(3)	Mr. Fitzgerald’s annual base salary was reduced from $480,000 to $440,000 effective October 2025 in connection with Dr. Calais’ appointment as Chief Executive Officer and Mr. Fitzgerald’s resignation as Interim Chief Executive Officer. Due to an administrative error, this reduction was not implemented in the payroll system until 2026, and Mr. Fitzgerald received base salary at the $480,000 rate for the full year. The resulting overpayment is being repaid to the Company in 2026.

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

Base Salary

We use annual base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. Base salaries are reviewed annually, typically in connection with our annual performance review process, approved by our Board, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Compensation in 2024 for Michael Dudley, our previous Chief Executive Officer who resigned January 13, 2024, was $85,432. The base salary for Mr. Fitzgerald for 2024 when he served as Interim Chief Executive Officer subsequent to Mr. Dudley’s resignation was $480,000. Mr. Fitzgerald voluntarily agreed to reduce his base salary for various pay periods in 2024 resulting in compensation of $255,076. Dr. Calais’ annual base salary upon becoming President and Chief Executive Officer in October 2025 was $555,000. Base salary paid in 2025 for Dr. Calais was $123,808. Mr. Fitzgerald’s annual base salary was reduced from $480,000 to $440,000 effective October 2025 in connection with Dr. Calais’ appointment as Chief Executive Officer and Mr. Fitzgerald’s cpayroll system until 2026, and Mr. Fitzgerald received base salary at the $480,000 rate for the full year. The resulting overpayment is being repaid to the Company in 2026.

Bonuses

Our named executive officers serving the Company at the end of a fiscal year are eligible for incentive compensation based upon achievement of both corporate and individual goals determined by the Board. Each named executive officer may earn more or less than the target bonus amount based on our Company’s and his individual performance and may receive bonuses in addition to annual bonus payments. For 2025, each of Dr. Calais and Mr. Fitzgerald received a bonus of $250,000 and their target bonus was at least 50% and 35% of their annualized base salary, respectively. For 2024, Mr. Fitzgerald’s target bonus was 35% of his annualized base salary. No bonuses were awarded for 2024. In 2025, Mr. Fitzgerald also received two separate special bonus payments of $239,615 and $100,000.

Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our named executive officers, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature encourages our executive officers to remain in our employment during the vesting period. Accordingly, our compensation committee periodically reviews the equity incentive compensation of our named executive officers and may grant equity incentive awards to them from time to time. During 2025, we made no equity awards. Outstanding equity awards are described in the Outstanding Equity Awards at Fiscal Year-End below.

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

Executive Employment Agreements

We have entered into written employment agreements with our named executive officers, each of whom has also executed our standard form of confidential information and invention assignment agreement. The term of each agreement is for three years with automatic renewal for additional 12-month periods on each anniversary of the agreement unless terminated by either party as provided in the agreement. Pursuant to the employment agreements, in the event that the named executive officer’s employment is terminated by the Company without “cause” or the named executive officer resigns for “good reason,” as each such term is defined in the applicable employment agreement, subject to the named executive officer’s execution and non-revocation of a separation agreement, including a general release of claims, the named executive officer shall be entitled to a lump sum payment equal to the sum of (i) 18 months of the executive’s base salary and (ii) an amount equal to the greater of the incentive compensation paid to the executive in the year prior to the year of termination or 1.5 times the executive’s target bonus. If the named executive officer breaches any of the provisions of the confidential information and invention assignment agreement, all payments of the severance amount shall immediately cease. In addition, if the named executive officer’s employment is terminated by the Company without cause or the named executive officer resigns for good reason, the Company shall pay the premiums for the executive’s health, medical and dental insurance, including those incurred under COBRA, for a period of 12 months.

In lieu of the severance payments and benefits set forth above, if the named executive officer’s employment is terminated by the Company without cause or the named executive officer resigns for good reason and such termination or resignation occurs within three months prior to or 18 months following a “change in control,” as defined in the applicable employment agreement, absent the Company obtaining an agreement from any successor to assume the employment agreement (which assumption shall be subject to the executive’s consent) and subject to the executive’s execution of a separation agreement, including a general release of claims, the named executive officer shall be entitled to:

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

Calais Agreement

On October 6, 2025, our Board accepted Thomas Fitzgerald’s resignation as our Interim Chief Executive Officer and appointed Dr. Calais as Chief Executive Officer. In connection with Dr. Calais’s new role, we entered into an Employment Agreement (the “Calais Employment Agreement”) with Dr. Calais, effective October 8, 2025 (the “Effective Date”). The Calais Employment Agreement provides for an annual base salary of $555,000, and Dr. Calais will be eligible for an annual cash incentive bonus target of at least 50% of his base salary. In addition, subject to Board approval, Dr. Calais will receive a stock option to purchase a number of shares of Common Stock equal to 4% of our capitalization on a fully diluted basis, to be granted as soon as reasonably practicable after the Effective Date. The term of such option will be 10 years, and, subject to any vesting acceleration rights Dr. Calais may have, the option will vest as to 25% of the total shares subject to the option on the 12-month anniversary of the Effective Date, and as to 1/48th of the total shares subject to the option on the corresponding day of each month thereafter (and if there is no corresponding day, the last day of the month), so that the option will be fully vested and exercisable four years from the Effective Date, subject to Dr. Calais’s continued services to us through each vesting date.

Pursuant to the Calais Employment Agreement, in the event that Dr. Calais’s employment is terminated by us without “cause” or he resigns for “good reason,” as each such term is defined in the Calais Employment Agreement, subject to his execution and non-revocation of a separation agreement, including a general release of claims, Dr. Calais shall be entitled to receive (i) semi-monthly continuing payments of severance pay at a rate equal to his base salary then in effect for 12 months following the date of his termination and (ii) a pro-rated annual bonus for the fiscal year in which Dr. Calais terminates employment equal to (x) the annual bonus that Dr. Calais would have received based on actual performance for such fiscal year if Dr. Calais had remained in the employ of the Company for the entire fiscal year multiplied by (y) a fraction, the numerator of which is the number of days Dr. Calais was in the employ of the Company during the fiscal year including the date of termination and the denominator of which is 365, multiplied by (z) 1.0, which, if any, shall be paid at the same time annual bonuses are paid by the Company to other executives of the Company for the fiscal year in which Dr. Calais terminated employment, but no later than March 15th of the calendar year following the calendar year in which Dr. Calais terminated employment. In addition, if Dr. Calais’s employment is terminated by us without cause or he resigns for good reason, we shall reimburse the premiums for his health, medical and dental insurance, including those incurred under COBRA, until the earlier of (A) 12 months following the date of termination, (B) the date upon which Dr. Calais and/or his eligible dependents become covered under similar plans, or (C) the date upon which Dr. Calais is (or his eligible dependents are) no longer eligible for COBRA coverage.

In lieu of the severance payments and benefits set forth above, if Dr. Calais’s employment is terminated by us without cause or Dr. Calais resigns for good reason and such termination or resignation occurs within six months prior to or 24 months following a “change in control,” as defined in the Calais Employment Agreement, absent the Company obtaining an agreement from any successor to assume the Calais Employment Agreement (which assumption shall be subject to Dr. Calais’s consent) and subject to his execution of a separation agreement, including a general release of claims, Dr. Calais shall be entitled to:

●	a lump sum payment equal to the sum of 18 months of Dr. Calais’s base salary plus a pro-rated annual bonus for the fiscal year in which Dr. Calais terminates employment equal to (x) the annual bonus that Dr. Calais would have received based on the greater of actual or target performance for such fiscal year if Dr. Calais had remained in the employ of the Company for the entire fiscal year multiplied by (y) a fraction, the numerator of which is the number of days Dr. Calais was in the employ of the Company during the fiscal year including the date of termination and the denominator of which is 365, multiplied by (z) 1.5, which shall be paid at the same time annual bonuses are paid by the Company to other executives of the Company for the fiscal year in which Dr. Calais terminated employment, but no later than March 15th of the calendar year following the calendar year in which Dr. Calais terminated employment;
●	vesting in full of any unvested and outstanding equity awards as of the date of termination; and
●	reimbursement by the Company for any expenses incurred by Dr. Calais for his health, medical and dental insurance under COBRA, until the earlier of (i) 18 months following the date of termination, (ii) the date upon which Dr. Calais and/or his eligible dependents become covered under similar plans, or (iii) the date upon which Dr. Calais is (or his eligible dependents are) no longer eligible for COBRA coverage.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2025. All of the awards in this table were vested as of December 31, 2025.

	Option Awards	Stock Awards
	Number of	Number of	Number of	Market Value
	Securities	Securities	Shares or	of Shares or
	Underlying	Underlying	Units of	Units of
	Vesting	Unexercised	Unexercised	Option	Option	Stock that	Stock That
	Commencement	Options (#)	Options (#)	Exercise	Expiration	Have Not	Have Not
Name	Date	Exercisable	Unexercisable	Price ($)	Date	Vested (#)	Vested ($)
Philippe P. Calais	1/1/2024	76	—	1,108.80	6/13/2034	—	—
	6/13/2024	1	—	1,090.32	6/12/2034	—	—
	5/19/2023	1	—	209,489.28	5/18/2033	—	—
	5/10/2023	1	—	220,651.20	5/9/2033	—	—
	6/22/2022	1	—	916,608.00	6/21/2032	—	—
	12/1/2020	1	—	2,888,273.73	12/1/2030	—	—
Thomas A. Fitzgerald	1/1/2024	704	—	1,108.80	6/18/2034	—	—
	5/19/2023	1	—	209,489.28	5/18/2033	—	—
	12/1/2022	1	—	376,992.00	12/11/2032	—	—
	2/1/2022	1	—	1,567,104.00	2/28/2032	—	—
	2/1/2022	1	—	1,811,040.00	1/31/2032	—	—
	1/1/2020	1	—	60,934.16	6/19/2030	—	—

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

Director Compensation

The table below shows all compensation earned by or paid to each person who served as a non-employee member of our Board and received compensation for such service during the year ended December 31, 2025. Philippe P. Calais served as a non-executive director until he was appointed Chief Executive Officer on October 6, 2025. This table reflects his non-executive director compensation prior to October 6, 2025. Thomas A. Fitzgerald, our Chief Financial Officer and former Interim Chief Executive Officer, does not receive compensation for service as a director so is not included in this table. The compensation received by Dr. Calais for his role as Chief Executive Officer during 2025 and by Mr. Fitzgerald during 2025 is set forth in the section of this Amended Annual Report for the year ending December 31, 2025, captioned “Executive Compensation — Summary Compensation Table.”

Other than as set forth in the table below, we did not pay any compensation, make any equity awards or non-equity awards or pay any other compensation to any of the non-employee members of our Board in 2025, with the exception of salary paid to Dr. Calais who became Chief Executive Officer on October 6, 2025.

	Fees Earned or		All Other
Director Compensation	Paid in Cash	Option Awards	Compensa-tion	Total
Calais (only what was paid in his role of director)	$192,308	—	—	$192,308
Manting	60,500	—	—	$60,500
Marquet	62,500	—	—	$62,500
Czerepak	†	—	—	—
Stover	†	—	—	—
†	Fees earned in the fourth quarter 2025 were paid in 2026
(1)	The amounts reported in the “Option Awards” column above represent the aggregate grant date fair value of the stock options granted during 2025 as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, not including any estimates of forfeitures related to service-based vesting conditions.
(2)	As of December 31, 2025, non-employee directors had rights to acquire the following number of shares underlying outstanding stock options: Dr. Manting: 81; Dr. Marquet: 81; Ms. Czerepak: 1; and Mr. Stover: 1.
(3)	The compensation shown in this table for Dr. Philippe P. Calais is for the period in 2025 prior to his being appointed Chief Executive Officer of TransCode.

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

In addition, the non-employee director compensation policy provides that, upon initial election to our Board, each non-employee director will be granted an equity award in the form of a non-qualified stock option to purchase one share of Common Stock (the “Initial Grant”). The Initial Grant vests in equal installments on the first, second and third anniversaries of the grant date, subject to continued service as a director through the applicable vesting date. Furthermore, on the date of each annual meeting of stockholders, each non-employee director who continues as a non-employee director following such meeting is granted an annual equity award in the form of a non-qualified stock option to purchase one share of Common Stock (the “Annual Grant”). Annual Grants vest in full on the earlier of (i) the first anniversary of the grant date or (ii) our next annual meeting of stockholders, subject to continued service as a director through the applicable vesting date. The Initial Grants for Elizabeth Czerepak and Jack E. Stover will be made in 2026.

We reimburse all reasonable out-of-pocket expenses incurred by non-employee directors in attending meetings of the Board and committees and for other Company business purposes.

Equity Award Grant Practices

During 2025, the Compensation Committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2025, we did not grant any stock options to our named executive officers during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.

Compensation Recovery Policy

On November 30, 2023, our Board adopted a Compensation Recovery Policy effective as of October 2, 2023, in compliance with Nasdaq listing rules which require recovery from executive officers of incentive-based compensation that is earned, granted or vested based on achievement of a financial reporting measure in the event we are required to restate our previously issued financial statements due to our material noncompliance with any financial reporting requirement under securities laws. Recoverable compensation includes any compensation received after the effective date of the Compensation Recovery Policy and in the three-year fiscal period preceding the date we were required to prepare the accounting restatement that is in excess of the amount that would have been earned, paid or vested had it been calculated based on the restated financial statements. Recovery is required regardless of fault or a covered officer’s role in the financial reporting process.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL STOCKHOLDERS

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our Common Stock as of April 27, 2026, (the “Share Reporting Date”) by:

●	all persons known by us to have beneficially owned 5% or more of our common stock;
●	each of our directors;
●	each of our named executive officers; and
●	all of our directors and executive officers as a group.

The column entitled “Shares Beneficially Owned” is based on a total of 916,968 shares of our Common Stock outstanding as of the Share Reporting Date.

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

	Shares Beneficially	Percentage of Shares
Name of Beneficial Owner	Owned	Beneficially Owned
Entities Associated with YA II PN, Ltd. (1)	101,772	9.99%
Entities Associated with CK Life Sciences Int’l., (Holdings) Inc. (2)	83,285	9.08%

Named Executive Officers and Directors
Philippe P. Calais, PharmD, PhD, Chief Executive Officer and Director (3)	83	*	%
Thomas A. Fitzgerald, Chief Financial Officer and former Interim Chief Executive Officer (4)	712	*	%
Erik Manting, PhD, Director (5)	81	*	%
Magda Marquet, PhD, Director (6)	81	*	%
Elizabeth Czerepak, Director	—	*	%
Jack E. Stover, Director	—	*	%
All executive officers and directors as a group (6 persons)	957	*	%
*	Less than 1.0%
(1)	Information based on the most recently available Schedule 13G/A filed with the SEC on April 20, 2026, by YA II PN, Ltd. (“YA II”), YA Global Investments II (U.S.), LP (the “YA Feeder”), YAII GP, LP (the “YA GP”), YAII GP II, LLC (the “Yorkville GP”), Yorkville Advisors Global, LP (the “YA Advisor”), Yorkville Advisors Global II, LLC (the “YA Advisor GP”), Mark Angelo, and SC-Sigma Global Partners, LP (“SC-Sigma”) (collectively, the “YA II Persons”). Includes deemed indirect beneficial ownership of 101,772 shares of Common Stock that the YA II Persons could acquire under certain circumstances within 60 days of the date of the Schedule 13G/A. Each of the YA II Persons has shared voting power with respect to the 101,772 shares of Common Stock and shared dispositive power with respect to the 101,772 shares of Common Stock. YA II is beneficially owned by the YA Feeder. YA Advisor is the investment manager to YA II. YA Advisor GP is the general partner to the YA Advisor. YA GP is the general partner to the YA Feeder. Yorkville GP is the general partner to the YA GP. Mark Angelo makes the investment decisions on behalf of YA II. Accordingly, each of YA II, YA Feeder, the YA Advisor, the YA Advisor GP, the YA GP, the Yorkville GP and Mark Angelo may be deemed affiliates and therefore may be deemed to beneficially own the same number of shares of Common Stock. YA GP is the general partner of SC-Sigma, which is an investor in YA II. Yorkville GP is the general partner of YA GP. The YA Advisor is the investment manager to SC-Sigma. Accordingly, SC-Sigma, the YA GP, the Yorkville GP, the YA Advisor, and Mark Angelo may be deemed affiliates and therefore may be deemed to beneficially own the same number of shares of Common Stock. YA II entered into a Standby Equity Purchase Agreement (“SEPA”) with the Company dated as of April 6, 2026. Under the SEPA, the Company has the option to sell shares of its Common Stock to YA II at a price and on the terms and subject to the conditions set forth in the SEPA. Under the SEPA, the Company is prohibited from selling shares to YA II to the extent that it would cause the aggregate number of shares beneficially owned by YA II and its affiliates to exceed 9.99% of the shares of the Company. Each YA II Person disclaims beneficial ownership of any securities beneficially owned by each other YA II Person. The address for each of these entities and individuals is c/o 1012 Springfield Ave., Mountainside, NJ 07092.
(2)	Information based on the most recently available Schedule 13D/A filed with the SEC on October 28, 2025, by CK Life Sciences Int’l., (Holdings) Inc. (“CK Life Sciences”) and DEFJ, LLC. (“DEFJ” and together the “Reporting Persons”) and excludes (i) 11,529,568 shares of Common Stock issuable upon conversion of 1,152.9568 shares of Series A Preferred Stock, and (ii) 2,237,337 shares of Common Stock issuable upon conversion of 223.7337 shares of Series B Preferred Stock. DEFJ is an indirect, wholly-owned subsidiary of CK Life Sciences. DEFJ is a direct, wholly-owned subsidiary of Conjoint Inc., a Delaware corporation, which is a direct, wholly-owned subsidiary of Honglad Limited, a British Virgin Islands limited company, which is a direct, wholly-owned subsidiary of ENSO Resources Limited, a British Virgin Islands limited company, which is a direct, wholly-owned subsidiary of CK Life Sciences. Each Reporting Person may be deemed to share voting, investment and dispositive power with respect to these securities. The principal business address of each of the Reporting Persons is: 7th Floor, Cheung Kong Center, 2 Queen’s Road Central, Hong Kong.
(3)	Consists of (i) 2 shares of Common Stock and (ii) 81 shares of Common Stock underlying options exercisable within 60 days of the Share Reporting Date.
(4)	Consists of (i) 3 shares of Common Stock and (ii) 709 shares of Common Stock underlying options exercisable within 60 days of the Share Reporting Date.
(5)	Consists of 81 shares of Common Stock underlying options exercisable within 60 days of the Share Reporting Date.
(6)	Consists of 81 shares of Common Stock underlying options exercisable within 60 days of the Share Reporting Date.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information

The following table provides information as of December 31, 2025, regarding shares of Common Stock that may be issued under the Company’s equity compensation plans consisting of our 2020 Plan, our 2021 Plan and our 2021 Employee Stock Purchase Plan, or ESPP.

Equity Compensation Plan Information
Number of
securities
remaining
available for
			Weighted	future
	Number of		average	issuance
	securities to be		exercise	under equity
	issued upon		price of	compensation
	exercise of		outstanding	plans
	outstanding		options,	(excluding
	options,		warrants	securities
	warrants and		and	referenced in
Plan category	rights		rights($)	column (a))
	(a)	(1)	(b)	(c)	(2)
Equity compensation plans approved by security holders:	2,035		$16,958.12	171,421
Equity compensation plans not approved by security holders:	N/A		N/A	N/A
Total	2,035		$16,958.12	171,421
(1)	As of December 31, 2025, there were options to purchase 10 shares outstanding under our 2020 Plan and 2,025 shares under our 2021 Plan with a combined weighted average exercise price of $16,958.12 per share.
(2)	As of December 31, 2025, there were 171,421 shares available for grant under our 2021 Plan and approximately 6 shares available for sale under our 2021 ESPP. Our Board previously determined not to make additional equity awards under the 2020 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Transactions

Other than the compensation agreements and other arrangements described in this Amendment to the Annual Report for the year ended December 31, 2025, found under “Executive Compensation” and “Director Compensation,” and the transactions described below, since January 1, 2022, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets at December 31, 2025 and 2024) and in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest. In connection with our October 2025 acquisition of ABCJ, LLC (“ABCJ”) from DEFJ, LLC, (“DEFJ”), DEFJ agreed to reimburse us for up to $3 million of certain expenses. We submitted approximately $2.3 million of expenses to DEFJ for reimbursement in 2026. In addition, on April 6, 2026, we paid DEFJ 28.4291 shares of our Series A Non-Voting Convertible Preferred Stock as a one-time dividend on our Series A Non-Voting Convertible Preferred Stock.

Employment Arrangements

We have entered into employment agreements with our named executive officers. For more information regarding the employment agreements with our named executive officers, see “Executive Compensation — Executive Employment Agreements.”

Indemnification Agreements

We have entered into agreements to indemnify our directors and named executive officers. These agreements will, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on our behalf or in that person’s status as our executive officer or a member of our Board to the maximum extent allowed under Delaware law.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Our Independent Auditor

Our independent public accounting firm is WithumSmith+Brown, PC, East Brunswick, New Jersey, PCAOB Auditor ID: 100.

We incurred the following fees from WithumSmith+Brown, PC for the audit of our financial statements and for other services provided during the fiscal years ended December 31, 2025 and 2024.

	Fiscal Year	Fiscal Year
Fee Category	2025 ($)	2024 ($)
Audit fees(1)	$461,540	$199,852
Audit-related fees(2)	$17,850	$71,758
Tax fees(3)	$11,536	$10,140
All other fees(4)	—	—
Total Fees	$490,926	$281,750
(1)	Audit fees consist of fees for the audit of our annual financial statements, and the review of our interim financial statements included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, respectively.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of audits or reviews of our financial statements, and which are not included under “Audit fees” above. Audit-related fees include fees related to our financing transactions on Form S-1 and S-3 as well as comfort letters and consents.
(3)	Tax fees consist of fees for tax compliance.
(4)	There were no other fees for fiscal years 2025 and 2024.

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

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. During fiscal years 2025 and 2024, no services were provided to us by WithumSmith+Brown, PC other than in accordance with the pre-approval policies and procedures described above.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1)	See Table of Contents on page F-1 of the 2025 Annual Report on Form 10-K.
(2)	Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the financial statements or the notes thereto.
(3)	The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The Exhibit Index is incorporated herein by reference.

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

4.22

Equity Issuance and Registration Rights Agreement, dated as of March 2, 2026, by and between TransCode Therapeutics, Inc. and Unleash Immuno Oncolytics, Inc. (Incorporated by reference to Exhibit 4.22 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2025, filed on April 15, 2026).

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

10.15	Placement Agency Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2025).

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

31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2025, filed on April 15, 2026).

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2025, filed on April 15, 2026).

31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2025, filed on April 15, 2026).

32.2**

Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2025, filed on April 15, 2026).

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
**

The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

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

TRANSCODE THERAPEUTICS, INC.

Date: April 30, 2026	/s/ Thomas A. Fitzgerald
Thomas A. Fitzgerald
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES

Each individual whose signature appears below hereby constitutes and appoints Philippe P. Calais, PhD and Thomas A. Fitzgerald, MBA, and each of them individually, as such person’s true and lawful attorney-in-fact and agent with full power of substitution and re-substitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, as amended, and to file or cause to be filed the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K, as amended, and Power of Attorney has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Philippe P. Calais	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	April 30, 2026
Philippe P. Calais, PhD
/s/ Thomas A. Fitzgerald	Director and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2026
Thomas A. Fitzgerald, MBA

/s/ Erik Manting, PhD	Director	April 30, 2026
Erik Manting, PhD

/s/ Magda Marquet	Director
Magda Marquet, PhD		April 30, 2026

/s/ Elizabeth Czerepak	Director
Elizabeth Czerepak, MBA		April 30, 2026

/s/ Jack E. Stover	Director
Jack E. Stover		April 30, 2026