Form 10-Q
period 2026-03-31
Transcode Therapeutics, Inc.
filed 2026-05-15
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

Commission File Number: 001-40363

TRANSCODE THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	81-1065054 (I.R.S. Employer Identification No.)

, Massachusetts
6 Liberty Square, #2382 Boston, Massachusetts (Address of Principal Executive Offices)	02109 (Zip Code)

(857) 837-3099

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	RNAZ	The Nasdaq Stock Market LLC

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

The number of shares of Registrant’s Common Stock outstanding as of May 12, 2026, was 950,302.

TRANSCODE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

PAGE NUMBER

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS	4
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2026 (UNAUDITED) AND DECEMBER 31, 2025	4
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)	5
CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A NON-VOTING CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)	6
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)	7
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	8
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	40
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	60
ITEM 4. CONTROLS AND PROCEDURES	61

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	62
ITEM 1A. RISK FACTORS	62
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	63
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	63
ITEM 4. MINE SAFETY DISCLOSURES	63
ITEM 5. OTHER INFORMATION	64
ITEM 6. EXHIBITS	64
SIGNATURE	66

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

➢	our ability to obtain stockholder approvals allowing for (i) the issuance of common stock upon the conversion of our Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, and Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share, in connection with our acquisition of ABCJ, LLC, the parent company of Polynoma, LLC ("Polynoma") pursuant to a Membership Interest Purchase Agreement, dated October 8, 2025, (ii) the issuance of common stock upon the conversion of our Series C Non-Voting Convertible Preferred Stock, par value $0.0001 per share, issued pursuant to our licensing agreement with Unleash Immuno Oncolytics, Inc. ("Unleash"), dated March 2, 2026, and the respective timing thereof, and (iii) the potential issuance of shares of common stock pursuant to a Standby Equity Purchase Agreement (the “SEPA”) by and between us and YA II PN, LTD (“Yorkville”);
➢	our cash position, our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources, our need for additional financing and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
➢	a potential delisting of our common stock from trading on the Nasdaq Capital Market;
➢	our ability to continue as a going concern;
➢	the results and timing of our preclinical and clinical trial activities, including but not limited to our ability to enroll timely a sufficient number of patients to advance our clinical trials;
➢	our ability to expand our therapeutic candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
➢	the therapeutic benefits, effectiveness and safety of our therapeutic candidates;
➢	our ability to receive regulatory approval for our therapeutic candidates in the United States, Europe and other geographies;
➢	the expected regulatory approval pathway for our therapeutic candidates;
➢	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
➢	our ability to maintain adequate quality processes and oversight of vendors;
➢	our ability to secure raw materials to support continued drug substance and drug product manufacturing;
➢	our reliance on third-parties for the planning, conduct, management and monitoring of clinical trials, for the manufacture of clinical drug supplies and drug product meeting our specifications, and for other requirements;
➢	our estimates of the size and characteristics of the markets that may be addressed by our therapeutic candidates;
➢	market acceptance of our therapeutic candidates that are approved for marketing in the United States or other countries;
➢	our ability to successfully commercialize our therapeutic candidates, if approved for marketing;
➢	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our therapeutic candidates have been developed to treat;
➢	our ability to utilize our proprietary technological approach to develop and commercialize our therapeutic candidates;
➢	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;

➢	our ability to protect our own or in-licensed intellectual property and operate our business without infringing the intellectual property rights of others;
➢	our ability to attract, retain and motivate key personnel;
➢	our ability to generate revenue and become profitable;
➢	the outcome of our Phase Ia clinical trial with TTX-MC138, which commenced in the third quarter of 2024, and our Phase IIa clinical trial, which we expect to commence in the first half 2026, and our ability to complete these trials;
➢	the impact of natural disasters, global pandemics, armed conflicts and wars, labor disputes, lack of raw materials or other supplies, issues with facilities and equipment, or other forms of disruption to business operations at our manufacturing or laboratory facilities or those of our vendors;
➢	potential collaborations to license and commercialize any therapeutic candidates for which we receive regulatory approval in the future in or outside the United States; and
➢	other risks and uncertainties, including those listed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in our other regulatory filings.

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

This Quarterly Report on Form 10-Q may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Quarterly Report on Form 10-Q also may include data based on our own internal estimates and research, including estimates regarding our consolidated financial statements and business operations. Our internal estimates have not been verified by any independent source and, while we believe any data obtained from industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Such third-party data, as well as our internal estimates and research, are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. These and other factors could cause our results to differ materially from those expressed in or suggested by this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may contain trademarks, service marks and trade names of third parties which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Quarterly Report on Form 10-Q is not intended to, and does not, imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ®, TM or SM symbols, but the omission of such references is not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable owner of these trademarks, service marks and trade names.

For purposes of this Quarterly Report on Form 10-Q, TransCode Therapeutics® is referred to as TransCode. Additionally, “we,” “our,” “us” and the “Company” refer to TransCode.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCODE THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
Assets	(Unaudited)
Current assets:
Cash	$12,835,454	$17,813,521
Grant receivable	—	952,460
Reimbursement right	2,297,806	2,297,806
Due from related party	638	638
Prepaid expenses and other current assets	1,615,096	919,440
Total current assets	16,748,994	21,983,865
Property and equipment, net of depreciation	346,745	370,681
Goodwill	25,744,143	25,744,143
Intangible assets	114,300,000	114,300,000
Deferred offering costs	25,000	—
Total assets	$157,164,882	$162,398,689

Liabilities, Series A Non-Voting Convertible Preferred Stock, and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,293,308	$3,494,220
Deferred grant income	85,262	—
Total current liabilities	5,378,570	3,494,220
Long-term liabilities:
Warrant liability - Series C	559,747	434,399
Contingent consideration	6,248,000	6,364,000
Deferred tax liability	457,377	226,068
Long-term liabilities	7,265,124	7,024,467
Total liabilities	12,643,694	10,518,687
Commitments and contingencies
Series A Non-Voting Convertible Preferred Stock – $0.0001 par value per share; 1,242.0718 shares authorized at March 31, 2026, and December 31, 2025; 1,212.1822 shares issued and outstanding at March 31, 2026, and December 31, 2025	143,269,761	141,544,536
Stockholders’ equity:
Series B Non-Voting Convertible Preferred Stock – $0.0001 par value per share; 223.7337 shares authorized at March 31, 2026, and December 31, 2025; 223.7337 shares issued and outstanding at March 31, 2026, and December 31, 2025	—	—
Series C Non-Voting Convertible Preferred Stock – $0.0001 par value per share; 1,214,204 and -0- shares authorized at March 31, 2026, and December 31, 2025, respectively; 1,214,204 and -0- shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively	121	—
Common stock – $0.0001 par value per share; 290,000,000 shares authorized at March 31, 2026, and December 31, 2025; 916,968 shares issued and outstanding at March 31, 2026, and December 31, 2025	92	92
Additional paid-in capital	116,899,277	108,198,366
Accumulated deficit	(115,648,063)	(97,862,992)
Total stockholders’ equity	1,251,427	10,335,466
Total liabilities, Series A Non-Voting Convertible Preferred Stock and stockholders' equity	$157,164,882	$162,398,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSCODE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	$5,106,949	$2,219,527
Acquired in-process research and development expense	10,426,257	—
General and administrative	2,221,823	951,652
Total operating expenses	17,755,029	3,171,179
Operating loss	(17,755,029)	(3,171,179)

Other income (expense)
Change in fair value of warrant liabilities	(125,348)	(9,234,922)
Change in fair value of contingent consideration	116,000	—
Grant income	139,835	347,844
Currency exchange gain (loss)	(21,108)	(27,188)
Interest income	91,888	146
Interest expense	—	(114)
Total other income (expense)	201,267	(8,914,234)
Loss before income taxes	(17,553,762)	(12,085,413)
Deferred income tax provision	(231,309)	—
Net loss	(17,785,071)	(12,085,413)
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	(1,725,225)	—
Net loss attributable to common stockholders	$(19,510,296)	$(12,085,413)

Basic and diluted net loss per share
Net loss attributable to common stockholders	$(19,510,296)	$(12,085,413)
Weighted-average common shares outstanding	916,968	172,262
Net loss per share	$(21.28)	$(70.16)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSCODE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A NON-VOTING CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Non-Voting		Series B Non-Voting		Series C Non-Voting						Total
	Convertible		Convertible		Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Three months ended March 31, 2026
Balance, December 31, 2025	1,212.1822	$141,544,536	223.7337	$—	—	$—	916,968	$92	$108,198,366	$(97,862,992)	$10,335,466
Net loss	—	—	—	—	—	—	—	—	—	(17,785,071)	(17,785,071)
Issuance of Series C Preferred Stock, net of issuance costs	—	—	—	—	1,214,204	121	—	—	10,426,136	—	10,426,257
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	—	1,725,225	—	—	—	—	—	—	(1,725,225)	—	(1,725,225)
Balance, March 31, 2026 (unaudited)	1,212.1822	$143,269,761	223.7337	$—	1,214,204	$121	916,968	$92	$116,899,277	$(115,648,063)	$1,251,427

Three months ended March 31, 2025
Balance, December 31, 2024	—	$—	—	$—	—	$—	36,753	$4	$61,183,178	$(63,201,916)	$(2,018,734)
Net loss	—	—	—	—	—	—	—	—	—	(12,085,413)	(12,085,413)
Issuances of common stock, net	—	—	—	—	—	—	796,930	80	8,854,717	—	8,854,797
Exercise of Series D warrants	—	—	—	—	—	—	—	—	15,384,319	—	15,384,319
Share-based compensation	—	—	—	—	—	—	—	—	157,729	—	157,729
Balance, March 31, 2025 (unaudited)	—	$—	—	$—	—	$—	833,683	$84	$85,579,943	$(75,287,329)	$10,292,698

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSCODE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(17,785,071)	$(12,085,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,936	13,443
Amortization of right-of-use asset	—	37,731
Non-cash acquired in-process research and development cost	10,426,257	—
Share-based compensation expense	—	157,729
Change in fair value of contingent consideration	(116,000)	—
Change in fair value of warrant liabilities	125,348	9,234,922
Changes in assets and liabilities:
Prepaid expenses and other current assets	(695,656)	129,475
Accounts payable and accrued expenses	1,774,088	(198,459)
Deferred grant income	85,262	(25,408)
Grants receivable	952,460	(322,436)
Operating lease liability	—	(38,291)
Deferred tax liability	231,309	—
Net cash used in operating activities	(4,978,067)	(3,096,707)
Cash flows from financing activities:
Net proceeds from sales of common stock	—	8,854,797
Net cash provided by financing activities	—	8,854,797
Net change in cash	(4,978,067)	5,758,090
Cash, beginning of period	17,813,521	5,811,064
Cash, end of period	$12,835,454	$11,569,154

Supplemental disclosure of cash flow
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$25,000	$—
Exercise of Series D warrants	$—	$15,384,319
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	$1,725,225	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

On October 8, 2025, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with DEFJ, LLC, a Delaware limited liability company, (“DEFJ”) pursuant to which the Company acquired 100% of the issued and outstanding membership interests of ABCJ, LLC, a Delaware limited liability company, (“ABCJ”) (such transaction, the “Acquisition”). Prior to the Acquisition, ABCJ was a wholly-owned subsidiary of DEFJ and an indirect wholly-owned subsidiary of CK Life Sciences Int’l., (Holdings) Inc. (“CKLS”), a listed entity on the Main Board of the Hong Kong Stock Exchange. In the Acquisition, the Company issued approximately 1,153 shares of its Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, (the “Series A Preferred Stock”).

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

Concurrent with the Acquisition, the Company entered into an Investment Agreement (the “Investment Agreement”) with DEFJ. Pursuant to the Investment Agreement, DEFJ purchased in a private placement an aggregate of approximately 224 shares of the Company’s Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share, (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”) for a price per share of $111,740, or an aggregate purchase price of approximately $25 million. The aggregate purchase price consisted of a $20 million cash subscription paid on October 8, 2025, and a promissory note (the “Promissory Note”) in the aggregate principal amount of approximately $5 million (together, the “October 2025 Investment”). The Promissory Note accrued interest at a rate of 4% per annum, calculated as simple interest on a 365-day year. DEFJ paid the principal and accrued interest on the Promissory Note on December 30, 2025.

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

To further support its planned operations, the Company will require additional capital; however, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. Through the date of these consolidated financial statements, the Company’s primary source of capital was from the sale of equity securities in its IPO and subsequent financings, sales of convertible promissory notes prior to the IPO, and funds received under SBIR Awards. For the foreseeable future, the Company plans to fund its

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(1)   Nature of Business and Liquidity (continued)

operations by continuing to raise additional capital, primarily through sales of equity or debt, and from funds that may be awarded under government and other grants.

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

Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Due to the Company’s recurring and expected continuing losses from operations, the Company has concluded there is substantial doubt concerning its ability to continue as a going concern within one year of the issuance of these consolidated financial statements without additional capital becoming available. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the three months ended March 31, 2026, consolidated net cash used in operating activities was approximately $5.0 million and the Company’s consolidated net loss was approximately $17.8 million. As of that date, the Company had a consolidated accumulated deficit of approximately $115.6 million and approximately $12.8 million in cash. Management believes that cash at March 31, 2026, along with receipt of payment from DEFJ which the Company expects to receive in the first half of 2026 for reimbursement of approximately $2.3 million of certain expenses, are sufficient to fund the Company’s operations and capital requirements to approximately year-end 2026, but not for a full 12 months from the date of issuance of these consolidated financial statements.

(2)   Summary of Significant Accounting Policies

(a)   Basis of Presentation

The interim consolidated financial statements included herein are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ABCJ, LLC, including ABCJ’s wholly-owned subsidiaries, Polynoma, LLC and Polynoma, Inc. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the consolidated financial position of the Company at March 31, 2026, its consolidated results of operations for the three months ended March 31, 2026 and 2025, and its consolidated cash flows for the three months ended March 31, 2026 and 2025. The interim consolidated results of operations are not necessarily indicative of consolidated results to be expected for a full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(2)   Summary of Significant Accounting Policies (continued)

(b)   Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Significant items subject to such estimates and assumptions include but are not limited to estimated work performed but not yet billed by contract manufacturers and clinical research organizations, the valuation of equity and stock-based instruments, the valuation allowance related to deferred taxes, the estimated fair value of the net assets acquired in connection with the Acquisition, contingent value rights (“CVRs”) issued to common stockholders at October 20, 2025, in connection with the Acquisition, the estimated fair value of the contingent consideration agreed to in connection with the Acquisition, share-based compensation, valuation of warrant liability, income from grants, and accrued research and development costs. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These judgments can be subjective and complex. Accounting estimates used in the preparation of these consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(2)   Summary of Significant Accounting Policies (continued)

The Company’s consolidated financial instruments as of the balance sheet dates included cash, grant receivable, reimbursement right asset, due from related party, prepaid expenses and other current assets, goodwill, intangible assets, accounts payable and accrued expenses, deferred grant income, current and long-term portion of lease liability, warrant liability, and contingent consideration. Cash is reported at fair value. The recorded carrying amounts of grant receivable, reimbursement right asset, due from related party, prepaid expenses and other current assets, goodwill, intangible assets, accounts payable and accrued expenses, deferred grant income, current and long-term portion of lease liability, warrant liability, and contingent consideration approximate their fair value due to their short-term or fixed arrangements nature.

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

(g)   Grant Income

Funds from grants are recognized as grant income in the consolidated statements of operations as and when earned for the specific research and development projects for which the grants are designated. In April 2021 and September 2024, the Company received awards (the “Awards”) from the National Cancer Institute in support of the Company’s lead therapeutic candidate. Since there is no transfer of ownership of the work performed under the Awards, and the Company does not lose control over the work performed under the Awards, the Company deems the Awards funds as contributions. Grant payments received in excess of grant income earned are recorded as deferred grant income on the Company’s consolidated balance sheets until the related income has been earned. Grant income earned in excess of grant payments received is recorded as grant receivable on the Company’s consolidated balance sheets.

(h)   Share-Based Compensation

Share-based compensation, if any, for employees and non-employees is measured at the grant date based on the fair value of the award. The Company recognizes compensation expense, if any, for awards to employees and directors over the requisite service period, which is generally the vesting period of the respective award, and for awards to non-employees over the period during which services are rendered by such non-employees until completed. Under applicable accounting standards, the fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. Generally, the Company issues awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. The Company classifies share-based compensation expense in its consolidated statements of operations in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified. Forfeitures are accounted for as they occur.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(2)   Summary of Significant Accounting Policies (continued)

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

When assets are retired or otherwise disposed of, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations in the period of disposal. Expenditures for repairs and maintenance are charged to expense as incurred.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(2)   Summary of Significant Accounting Policies (continued)

(k)   Emerging Growth Company Status

The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) and may take advantage of certain exemptions from various reporting requirements applicable to public companies that are not EGCs. The

Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act and has elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, the Company’s consolidated financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of a public offering or such earlier time that it is no longer an EGC.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(2)   Summary of Significant Accounting Policies (continued)

(n)   Leases

The Company at times leases certain office and laboratory space. At inception, the Company determines if a contract or arrangement contains a lease. Leases are evaluated and classified as either operating or finance leases. A lease is classified as a finance lease if any of the following criteria are met: (i) ownership of the underlying asset transfers to the Company by the end of the lease term; (ii) the lease contains an option to purchase the underlying asset that the Company is reasonably expected to exercise; (iii) the lease term is for a major part of the remaining economic life of the underlying asset; (iv) the present value of the sum of lease payments and any residual value guaranteed by the Company equals or exceeds substantially all of the fair value of the underlying asset; or (v) the underlying asset is of a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. A lease that does not meet any of the criteria to be classified as a finance lease is classified as an operating lease. Operating leases are included on the Company’s consolidated balance sheets as right-of-use (“ROU”) assets, net; current portion of operating lease liabilities; and operating lease liabilities. ROU assets and operating lease liabilities are recognized based on the present value of the future lease payments over the lease term at the commencement date. Where leases do not provide an implicit rate for use in determining the present value of future payments, the Company uses an incremental borrowing rate that represents the cost of borrowing on a collateralized basis for a period equal to the expected lease term. ROU assets also include any lease payments made and exclude any lease incentives and initial direct costs incurred. Lease terms may include periods under options to extend the lease or terminate the lease prior to expiration when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term, including rent abatement periods and rent holidays. While lease liabilities are not remeasured as a result of changes to these costs, changes are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. Finance leases are included on the Company’s consolidated balance sheets as property and equipment, net; current maturities of long-term debt; and long-term debt. Finance lease costs are split between depreciation expense related to the asset and interest expense on the lease liability, using the effective rate charged by the lessor. The Company has elected to account for lease and non-lease components separately. Additionally, the Company has elected not to record short-term leases, those with expected terms of twelve months or less, on its consolidated balance sheets. Certain lease agreements include fixed escalations, while others include rental payments adjusted periodically for inflation.

(o)   Warrant Accounting

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(2)   Summary of Significant Accounting Policies (continued)

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of warrants classified as liabilities are recognized as a non-cash gain or loss on the consolidated statements of operations.

Warrants issued in financings in January and July 2024, and in March 2025, met the criteria for equity classification under ASC 815 and were classified as equity. Warrants issued in a financing that closed in December 2024, did not meet the criteria for equity classification under ASC 815 and were classified as liabilities.

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

Indefinite-lived intangible assets consist of In-Process Research and Development (“IPR&D”). The fair values of IPR&D project assets acquired in business combinations are capitalized. The Company generally utilizes the Multi-Period Excess Earning Method to determine the estimated fair value of the IPR&D assets acquired in a business combination. The projections used in this valuation approach are based on many factors, such as relevant market size, the estimated probability of regulatory success rates, anticipated patent protection, expected pricing, the population expected to be treated, and estimated Company payment obligations (e.g., royalties). The estimated future net cash flows are then discounted to their present value using an appropriate discount rate. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate.

Intangible assets with indefinite lives, including IPR&D, are tested for impairment at least annually on October 1 and whenever facts and circumstances indicate that their carrying amounts may not be recoverable. However, an entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Quantitative impairment testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset’s fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The indefinite-lived intangible asset impairment test consists of a one-step analysis that compares the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company considers many factors in evaluating whether the value of its intangible assets with indefinite lives may not be recoverable, including, but not limited to, expected growth rates, the cost of equity and debt capital, general economic conditions, outlook and market performance of the Company’s industry and recent and forecasted financial performance.

For the three months ended March 31, 2026, the Company determined that there was no impairment to IPR&D.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(2)   Summary of Significant Accounting Policies (continued)

(r)	Goodwill

Goodwill represents the amount of consideration paid in an acquisition in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. The intangible assets acquired represented the fair value of IPR&D which has been recorded on the Company’s consolidated balance sheet as indefinite-lived intangible assets. A deferred tax liability was recorded for the difference between the fair value of the acquired IPR&D and its tax basis which was recognized as goodwill in applying the purchase method of accounting. Goodwill is not amortized and is subject to impairment testing at least annually on October 1 and whenever facts and circumstances indicate that its carrying amount may not be recoverable. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Quantitative impairment testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the goodwill is less than its carrying amount.

For the three months ended March 31, 2026, the Company determined that there was no impairment to goodwill.

(s)	Impairment of Long-Lived Assets

In accordance with ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets,” the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of those assets may not be recoverable (i.e., their carrying amount has been impaired). Once an impairment is determined, the actual impairment recognized is the difference between the carrying amount and the fair value (less costs to sell for assets to be disposed of) as estimated using one of the following approaches: income, cost, and/or market. Fair value using the income approach is determined primarily using a discounted cash flow model that uses the estimated cash flows associated with the asset or asset group under review, discounted at a rate commensurate with the risk involved. Fair value utilizing the cost approach is determined based on the replacement cost of the asset reduced for, among other things, depreciation and obsolescence. Fair value utilizing the market approach benchmarks the fair value of the asset against its carrying amount.

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

(u)   Contingent Consideration

The Company applies ASC 805, “Business Combinations,” which requires recognition of assets acquired, liabilities assumed, and non-controlling interest in the acquired entity at the acquisition date, measured at their fair values as of that date. This ASC also requires that the fair value of contingent consideration be recorded on the acquisition date with subsequent changes in fair value charged in the consolidated statements of operations. In connection with the Acquisition, the Company agreed to make milestone payments contingent upon the achievement of certain events within ten (10) years of the date of the Acquisition. The Company estimated the fair value of contingent consideration incurred on the date of the Acquisition using the following inputs: the amount of each of the potential contingent payments, the estimated probability of success of achieving each milestone, and selection of the discount rate applied to the contingent payments.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(2)   Summary of Significant Accounting Policies (continued)

(v)   Recently Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) and are adopted by the Company as of the specified effective date.

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The Company adopted ASU 2023-09 for the year ended December 31, 2025.

(w)   Recent Accounting Pronouncements

Unless otherwise discussed, the Company believes that recently issued accounting pronouncements will not have a material effect on its consolidated financial position, consolidated results of operations, and consolidated cash flows, or do not apply to its operations.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 will require more detailed information about the types of expenses in commonly presented income statement captions such as “Cost of sales” and “Selling, general and administrative expenses”. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the effect that this change will have on its disclosures.

In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805)” and “Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity,” to improve the requirements for identifying the accounting acquirer in Topic 805, “Business Combinations.” The amendments in ASU 2025-03 revise current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. Entities will be required to apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Adoption of this guidance is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods; early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effect of this ASU on its consolidated financial statements.

(3) Business Combination

On October 8, 2025, the Company entered into the Purchase Agreement with DEFJ pursuant to which the Company acquired 100% of the issued and outstanding membership interests of ABCJ. Prior to the Acquisition, ABCJ was a wholly-owned subsidiary of DEFJ and an indirect wholly-owned subsidiary of CKLS. The Company determined that ABCJ was a Variable Interest Entity (“VIE”) and the Company is the primary beneficiary and the accounting acquirer.

Under the terms of the Purchase Agreement, on October 8, 2025, (the “Closing”) in exchange for all the issued and outstanding membership interests of ABCJ immediately prior to the effective time of the Closing (the “Effective Time”), the Company issued to DEFJ, as sole member of ABCJ, an aggregate of (A) 83,285 shares of the Company’s unregistered Common Stock, which shares represented no more than 9.99% of the outstanding shares of the Company’s Common Stock immediately before the Effective Time and (B) 1,152.9568 shares of the Company’s unregistered Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, (“Series A Preferred Stock”) (as described below). Each share of Series A Preferred Stock is convertible into 10,000 shares of Common Stock, subject to certain conditions described in the Purchase Agreement.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(3) Business Combination (continued)

The Board approved the Purchase Agreement and the related transactions, and consummation of the Acquisition was not subject to approval of Company stockholders. However, under the rules of the Nasdaq Stock Market LLC (“Nasdaq”), stockholder approval is required in connection with the conversion of the Preferred Stock into Common Stock. In the Purchase Agreement, the Company agreed to hold a stockholders’ meeting to submit to its stockholders certain matters for their consideration, including (i) approval of the conversion of shares of Series A Preferred Stock into shares of Common Stock (the “Conversion Proposal”); (ii) approval of the conversion of shares of Series B Preferred Stock into shares of Common Stock in accordance with Nasdaq rules (the “Investment Proposal”) and (iii) approval of a “change of control” under Nasdaq Listing Rules 5110 and 5635(b) (the “Change of Control Proposal,” and together with the Conversion Proposal and the Investment Proposal, the “Meeting Proposals”). In connection with these matters, the Company agreed to file a proxy statement on Schedule 14A with the SEC.

The fair value of the consideration totaled approximately $140.0 million, summarized as follows:

Fair value of contingent consideration	$7,948,000
Reimbursement right asset	(2,297,806)
Fair value of common stock issued	1,232,618
Fair value of preferred stock issued	133,097,333
Total Consideration Paid	$139,980,145

The transaction was accounted for as a Business Combination. Under this method, the total purchase price of the Acquisition is allocated to the net tangible and the identifiable intangible assets acquired and liabilities assumed based on fair values as of the date of the Acquisition. Consideration paid comprises the estimated fair value of various securities issued including the Series A  Preferred Stock and the Common Stock issued to DEFJ. In the fourth quarter of 2025, the preliminary purchase price allocation was updated, including the related determination of fair value of the securities issued as consideration, the allocation of consideration to the specific IPR&D programs acquired and the tax implications related to the updates to the purchase price allocation.

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

The fair value of IPR&D assets was capitalized as of the Acquisition date and accounted for as indefinite-lived intangible assets until completion or disposition of the assets or abandonment of the associated research and development efforts. Upon successful completion of the development efforts, the useful lives of the IPR&D assets will be determined based on the anticipated period of regulatory exclusivity. Those IPR&D assets will be amortized within operating expenses over their useful lives. Until that time,

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(3) Business Combination (continued)

the IPR&D assets will be subject to impairment testing and will not be amortized. The goodwill recorded related to the Acquisition is the excess of the fair value of the consideration transferred by the acquirer over the fair value of the net identifiable assets acquired and liabilities assumed at the date of the Acquisition. The goodwill recorded is not deductible for tax purposes.

The following table summarizes the Company’s intangible assets and goodwill acquired in connection with the Acquisition and their carrying values as of March 31, 2026:

			Carrying Value
	Acquisition Date		as of
	Level 3		March 31,
	Fair Value	Impairment	2026

Seviprotimut-L	$114,300,000	$—	$114,300,000
Total in-process research and development (IPR&D)	$114,300,000	$—	$114,300,000

Goodwill	$25,744,143	$—	$25,744,143

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

The Company’s transaction costs of approximately $8.8 million include direct expenses incurred in connection with the Acquisition, as well as integration-related professional fees and other incremental costs directly associated with the Acquisition. Transaction costs were expensed as incurred and are included in General and Administration expenses in the Company’s consolidated statements of operations.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

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

The Company records its warrant liability at fair value which is considered a Level 3 measurement on the fair value hierarchy due to the significant unobservable inputs used in valuation of the warrant liability such as the probability weighted outcomes regarding the shareholder approval date and the potential de-listing date. The fair value of the warrant liability at issuance and at December 31, 2024, was determined using a Monte Carlo simulation model within a risk-neutral framework. This widely accepted financial modeling approach is employed to value complex instruments, including warrants with strike price reset and anti-dilution provisions. The model simulates multiple potential future paths for the Company’s stock price, accounting for the reset provision by adjusting the strike price if the stock price falls below a specified level, but not lower than the specified Floor Price.  Upon each reset of the strike price, the warrants are also adjusted for quantity, based on the anti-dilution provisions. For each simulated path, the warrants’ payoff is calculated using the final stock price and the potentially adjusted strike price and quantity, then discounted to present value. The fair value is estimated as the average of these discounted payoffs across all simulated paths. This method ensures the valuation reflects the impact of the strike price reset provision and anti-dilution provision on the warrants’ potential values. Fair value of the warrant liability as of March 31, 2026, was determined using the Black-Scholes valuation model which the Company deemed appropriate as both the exercise price of the warrants and the number of shares issuable were known, no longer requiring use of a simulation model.

The table below lists key assumptions used in the valuations of the warrant liability as of March 31, 2026, and December 31, 2025. The $559,747 fair value of the Series C Warrants as of March 31, 2026, was a increase of $125,348 from December 31, 2025, which increase was recorded as change in fair value of warrant liability.

Assumptions	March 31, 2026	December 31, 2025
Risk-free rate	3.87%	3.64%
Volatility	115.00%	115.00%
Expiration date of Series C	February 24, 2030	February 24, 2030
Expiration date of Series D	N/A	N/A
Shareholder approval date	N/A	N/A
Potential de-listing date	N/A	N/A

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis.

The fair value of the specified liabilities at March 31, 2026, is as follows:

	Level 1	Level 2	Level 3	Total
Liabilities
PIPE warrants - Series C	$—	$—	$559,747	$559,747
Contingent consideration	—	—	6,248,000	6,248,000
Total liabilities, at fair value	$—	$—	$6,807,747	$6,807,747

The fair value of the specified liabilities at December 31, 2025, is as follows:

	Level 1	Level 2	Level 3	Total
Liabilities
PIPE warrants - Series C	$—	$—	$434,399	$434,399
Contingent consideration	—	—	6,364,000	6,364,000
Total liabilities, at fair value	$—	$—	$6,798,399	$6,798,399

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(4)   Fair Value Measurements (continued)

	Warrants	Warrants	Contingent	Total
Level 3 Rollforward:	Series C	Series D	Consideration	Liabilities
Balance, December 31, 2024	$517,871	$6,023,526	$—	$6,541,397
Additions	—	—	7,948,000	7,948,000
Change in fair value	(83,472)	9,360,793	(1,584,000)	7,693,321
Exercise of Series D warrants	—	(15,384,319)	—	(15,384,319)
Balance, December 31, 2025	434,399	—	6,364,000	6,798,399
Change in fair value	125,348	—	(116,000)	9,348
Balance, March 31, 2026	$559,747	$—	$6,248,000	$6,807,747

The Company incurred contingent consideration in connection with the Acquisition. It records its contingent consideration liability at fair value which is considered a Level 3 measurement on the fair value hierarchy due to the significant unobservable inputs used in valuation of the contingent consideration liability such as the probability of milestone events being achieved and the time to payment of potential milestone events. The fair value of the contingent consideration liability at issuance and at March 31, 2026, was determined using a discounted cash flow analysis. The table below lists key assumptions used in the valuations as of March 31, 2026, and October 8, 2025 (the date of the Acquisition). The $6,248 thousand fair value of the contingent consideration at March 31, 2026, was a decrease of $116 thousand from December 31, 2025, which decrease was recorded as change in fair value of contingent consideration.

Assumptions	March 31, 2026	December 31, 2025
Expected achievement date of milestone event #1	June 30, 2029	June 30, 2029
Probability of achieving milestone event #1	90.00%	90.00%
Discount rate applied to milestone event #1	16.50%	15.60%
Expected achievement date of milestone event #2	June 30, 2036	June 30, 2036
Probability of achieving milestone event #2	42.90%	42.90%
Discount rate applied to milestone event #2	16.00%	15.40%
Expected achievement date of milestone event #3	June 30, 2042	June 30, 2042
Probability of achieving milestone event #3	42.90%	42.90%
Discount rate applied to milestone event #3	16.00%	15.40%
Expected achievement date of milestone event #4	June 30, 2043	June 30, 2043
Probability of achieving milestone event #4	39.50%	39.50%
Discount rate applied to milestone event #4	16.00%	15.40%

(5)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2026	2025
Prepaid operating expenses	$89,292	$31,901
Contract manufacturers and research organizations	1,017,210	242,976
Insurance premiums	150,095	286,064
Prepaid FICA	358,499	358,499
	$1,615,096	$919,440

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(6)   Property and Equipment

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2026	2025
Laboratory and computer equipment	$757,941	$757,941
Less accumulated depreciation	(411,196)	(387,260)
Total property and equipment, net	$346,745	$370,681

Depreciation expense for the three months ended March 31, 2026 and 2025, was $23,936 and $13,443, respectively.

(7)    Receivable from Related Party

On October 8, 2025, under the Purchase Agreement, DEFJ agreed to reimburse the Company for up to $3 million of specified Polynoma-related expenses incurred in the fourth quarter of 2025. The Company has invoiced DEFJ for approximately $2.3 million of such expenses incurred through or related to activities initially arising prior to December 31, 2025.

There was no comparable reimbursement arrangement prior to the Acquisition.

(8)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2026	2025
Professional and general consulting fees	$1,440,396	$1,086,260
R&D-related – CMOs, CROs, supplies, equipment and consulting	3,405,993	1,958,208
General expenses	152,497	70,588
Insurance premiums	—	4,314
Payroll and benefits	251,180	374,850
Accrued license payments	43,242	—
	$5,293,308	$3,494,220

At March 31, 2026, and December 31, 2025, the Company’s outstanding payables to CROs or CMOs included above were $2,659,749 and $1,443,486, respectively.

See Note 10 for further information regarding the accrued license payments.

(9)    Grant Income

In September 2024, the Company received its second award (the “2024 Award”) from the National Cancer Institute of the National Institutes of Health (the “NIH”). The 2024 Award is a two-year, Direct to Phase II, SBIR Award to support IND-enabling and clinical trial activities in the Company’s clinical trial with its lead candidate, TTX-MC138. The total 2024 Award is for $1,999,972 of which $1,011,207 applies to the first year and $988,765 applies to the second year. Income under the grant is recognized as work under the grant is completed. The Company recognized grant income of $139,835 and $347,844 for the three months ended March 31, 2026 and 2025, respectively. The Company recorded grant income receivable of $0 and $952,460 at March 31, 2026, and December 31, 2025, respectively. The Company had deferred grant income of $85,262 and $0 at March 31, 2026 and December 31, 2025, respectively.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(10)    Unleash License Agreement

On March 2, 2026, the Company entered into an Exclusive Licensing Agreement (the “Licensing Agreement”) with Unleash Immuno Oncolytics, Inc., a Delaware corporation, (“Unleash”) pursuant to which Unleash granted the Company a royalty-free, sublicensable global license to develop Unleash’s pre-clinical candidate program involving genetically-engineered adenoviruses to harness the immune system to fight cancer, as well as an exclusive, perpetual, irrevocable, worldwide, fully-paid up, royalty-free, sublicensable right and license to related technology. In consideration of the Licensing Agreement, the Company issued 1,136,364 shares of its Series C Non-Voting Convertible Preferred Stock to Unleash. The Series C Preferred Stock is not convertible until the Company’s stockholders approve the conversion of the Series C Non-Voting Preferred Stock into shares of Common Stock in accordance with the listing rules of Nasdaq (the “Unleash Stockholder Approval”). Following the Unleash Stockholder Approval, each share of Series C Preferred Stock is convertible into one share of the Company’s Common Stock. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series C Preferred Stock are set forth in the Series C Preferred Stock Certificate of Designation. Pursuant to a Registration Rights Agreement with Unleash, the Company agreed to file a resale registration statement on Form S-3 registering the shares issued under the Unleash Registration Rights Agreement and to use commercially reasonable efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission as soon as practicable after such registration statement is filed. The Company also granted Unleash customary demand registration and indemnification rights and entered into customary issuer covenants. The Licensing Agreement was treated as an asset acquisition and expensed in research and development expense during the current period as acquired IPR&D. Consideration paid is comprised of the estimated fair value of the Series C Preferred Stock issued to Unleash. See Note 13 – “Stockholders’ Equity.”

Tungsten Advisors (together with its affiliates, “Tungsten”) acted as the financial advisor to the Company in connection with the Licensing Agreement. As compensation for services rendered by Tungsten, the Company issued to Tungsten and its affiliates and designees an aggregate of 77,841 shares of Series C Preferred Stock.

The fair value of the consideration totaled approximately $10.4 million, summarized as follows:

Fair value of preferred stock issued to Unleash	$9,757,844
Fair value of preferred stock issued to Tungsten	668,413
Total Consideration Paid	$10,426,257

(11)   Commitments and Contingencies

(a)   Leases

Operating Lease

In December 2022, the Company signed an agreement to sublease 4,837 square feet of laboratory and office space in Newton, Massachusetts, from another biopharmaceutical company. The Company considered the sublease an operating lease with estimated right-of-use assets and lease liabilities of $874,957 recorded upon lease commencement on February 1, 2023. The sublease had an initial term of 24 months, and the Company had the option to extend the sublease for an additional 12 months but did not elect to exercise the option. Because the Company did not believe that the exercise of this option was probable, it did not include it in determination of the lease amounts. The base monthly rent was $37,285 during the first 12 months of the lease and $38,403 in the second 12 months. In addition, the Company was responsible for its share of operating expenses, real estate taxes, and utilities based on the actual costs of these items. Upon termination of this lease on January 31, 2025, the Company relocated its business operations to another location under a six-month agreement for $3,520 per month with options to renew semi-annually.

Prior to February 1, 2023, and subsequent to January 31, 2025, the Company had no operating leases with maturities greater than one year. The Company does not recognize any variable lease costs or short-term lease costs in connection with the operating lease.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(11)   Commitments and Contingencies (continued)

Rent expense for the three months ended March 31, 2026 and 2025, was $17,592 and $57,001, respectively.

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

In November 2020, the Company and Licensor amended the License. Under the amendment, the intellectual property licensed in 2018 was categorized as “Patent Family 1” and a provisional patent filing related to the Company’s nanoparticle technology was added to Patent Family 1. A second patent family (“Patent Family 2”) was created which includes Licensor intellectual property targeting PD-L1. The minimum annual license fee prior to the first commercial sale of a product or process covered by the License was increased from $25,000 per year to $30,000 per year for Patent Family 1, and a minimum annual license fee of $10,000 per year was added related to Patent Family 2. All other terms of the License including milestone payments, royalties and payment terms related to sublicense income received by the Company remain the same as in the original License.

Effective August 15, 2025, the Company and Licensor further amended the License (the “Second Amendment”) to revise the diligence requirements and milestone payments. In connection with the Second Amendment, the Company paid the Licensor a license

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(11)   Commitments and Contingencies (continued)

amendment fee of $75,000. The Second Amendment revised certain one-time milestone payments to be made by the Company to the Licensor for Products and Processes covered by the License as follows:

(i) a certain dollar amount within sixty (60) days following dosing of the first patient in the first phase II clinical trial for a Therapeutic Product or Therapeutic Process for each Patent Family;

(ii) a certain dollar amount within sixty (60) days following dosing of the first patient in the first phase III clinical trial for a Therapeutic Product or Therapeutic Process for each Patent Family; and

(iii) a certain dollar amount within sixty (60) days following the First Commercial Sale of a Therapeutic Product or Therapeutic Process for each Patent Family.

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

As of March 31, 2026 and December 31, 2025, no License One milestone events had been achieved.

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

Milestone Event	Amount
1. Upon filing of a New Drug Application with the FDA for a product(s) subject to the SKI License	$50,000
2. Enrollment of first patient in a phase III clinical trial of a therapeutic product or process	$125,000

As of March 31, 2026, and December 31, 2025, no License Two milestone events had been achieved.

Accrued License Obligations

At March 31, 2026, and December 31, 2025, the Company had accrued $43,242 and $0, respectively, in license payments under the foregoing arrangements included in accounts payable and accrued expenses.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(11)   Commitments and Contingencies (continued)

(c)   Collaboration Agreement

On July 29, 2022, the Company signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, the Company anticipated making certain expenditures with respect to Phase I and Phase II clinical trials which it expected to be conducted in part through MD Anderson as a primary investigator site. MD Anderson was also to provide preclinical work under the collaboration. The details of clinical and preclinical work were to be mutually agreed by the parties prior to commencing work. The Company committed to fund up to $10 million over the term of the collaboration. Of this amount, the initial payment schedule called for $500,000 to be paid within the first year. Subsequent payments were scheduled to be $2 million on the first anniversary of the effective date of the agreement and $2.5 million on each of the second, third and fourth anniversaries thereof. The $250,000 first payment made by the Company to MD Anderson in January 2023 was recorded as a Prepaid Expense pending such time as payments under the collaboration were due. In late 2024, the Company and MD Anderson agreed to amend the collaboration agreement in favor of MD Anderson focusing solely on participation in the Company’s Phase I/II clinical trial. This amendment relieved the Company from the obligation to make up to $10 million of collaboration payments. The Company is obligated to pay charges incurred by MD Anderson in connection with clinical trial services. Initial expenses of the clinical trial were charged against the initial payment made to MD Anderson. For the three months ended March 31, 2026 and 2025, these charges were $7,933 and $81,561, respectively.

(d)   Employment Agreements and Severance

Prior to the IPO, the Company entered into employment agreements with its executive officers which became effective on completion of the IPO. Each employment agreement provides the employee with, among other things, severance payments upon termination of the agreement by the Company for any reason other than for cause, death or disability, or by the employee for good reason. The maximum aggregate severance payments under the agreements, which arise in the event of termination involving a Change of Control (as defined in the agreements), are approximately $2,436,750.

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

On April 24, 2026, Wheeler Bio, Inc. (“Wheeler”) filed a complaint in the Supreme Court of the State of New York, County of New York, captioned Wheeler Bio, Inc. v. Polynoma LLC, et al., No. 652458/2026 against Polynoma and TransCode (the “Wheeler Action”). The Wheeler Action asserts two causes of action: breach of contract against Polynoma and intentional interference with contractual relations against TransCode. The claims arise out of an agreement between Wheeler and Polynoma for certain contract development and manufacturing services offered by Wheeler. Wheeler alleges that, on October 1, 2025, Polynoma terminated a Statement of Work and a Change Order effective immediately without advance notice required by the agreement, and has failed to pay certain delay fees, cancellation fees, and invoices generated in connection with the agreement. Wheeler further alleges that TransCode caused Polynoma to terminate the agreement and to refuse to pay the fees at issue. The Wheeler Action seeks compensatory and punitive damages, restitution, pre- and post-judgment interest, and attorneys’ fees and costs. The Company disputes the claims and intends to defend vigorously against this litigation.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(11)   Commitments and Contingencies (continued)

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

Each CVR entitles the holders thereof (each a “CVR Holder”), in the aggregate, to 50% of the Net Proceeds (as defined in the CVR Agreement) from any Upfront Payment (as defined in the CVR Agreement) or Milestone Payment (as defined in the CVR Agreement) received by the Company in a given calendar quarter. Distributions in respect of the CVRs that become payable will be made on a quarterly basis less deductions specified in the CVR Agreement, subject to certain exceptions or limitations, including but not limited to for certain taxes and certain out-of-pocket expenses incurred by the Company.

Under the CVR Agreement, the Rights Agent has, and CVR Holders of at least 30% of the CVRs then-outstanding have, certain rights to audit and enforcement on behalf of all CVR Holders. The CVRs may not be sold, assigned, pledged, encumbered or in any other manner transferred or disposed of, in whole or in part, other than as permitted pursuant to the CVR Agreement. By virtue of holding CVRs, a CVR Holder does not have the rights of a stockholder including the ability to vote, rights to dividends, or other interests. The CVRs also establish certain restrictions on mergers and change in control activities, as defined in the CVR Agreement.

As no transaction was deemed probable as of March 31, 2026, the Company has not recorded any potential liability related to the CVRs.

(12) Contingent Consideration

In connection with the Acquisition, the Company agreed to make up to $95,000,000 in contingent milestone payments (each, a “Milestone Payment” and collectively, the “Milestone Payments”) (the “Acquisition Obligation”) to DEFJ upon the achievement within ten (10) years of the date of the Purchase Agreement of certain milestone events (each, a “Milestone Event”). Milestone Payments are due to DEFJ upon the first achievement by or on behalf of the Company (including any licensee or assignee of rights to

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(12) Contingent Consideration (continued)

commercialize the Seller Lead Candidate (as defined in the Purchase Agreement)) of the corresponding Milestone Event as follows: (i) a milestone payment of five million U.S. dollars ($5,000,000) upon the first dosing with the Seller Lead Candidate in a patient in a United States Phase 3 Clinical Study; (ii) a milestone payment of ten million U.S. dollars ($10,000,000) upon the achievement of the applicable primary endpoint in a United States Phase 3 Clinical Study of the Seller Lead Candidate; (iii) a milestone payment of twenty million U.S. dollars ($20,000,000) upon the first submission of a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for the Seller Lead Candidate; and (iv) a milestone payment of sixty million U.S. dollars ($60,000,000) upon the first approval by the FDA of a BLA for the Seller Lead Candidate.

The estimated fair value of the Acquisition Obligation as of March 31, 2026, and December 31, 2025, was approximately $6.2 million and $6.4 million, respectively.

(13)   Stockholders’ Equity

(a)   Overview

The Company’s Certificate of Incorporation (the “Charter”), originally filed on January 11, 2016, was amended on April 15, 2020, to increase the number of shares of common stock authorized and to authorize the issuance of preferred stock. The Company’s Certificate of Incorporation was further amended and restated on April 27, 2021, on May 22, 2023, to effect the May 2023 Reverse Split, on January 16, 2024, to effect the January 2024 Reverse Split, on December 4, 2024, to effect the December 2024 Reverse Split, and on May 5, 2025, to effect the May 2025 Reverse Split. The total number of shares of capital stock which the Company is authorized to issue is 300,000,000, each with a par value of $0.0001 per share. Of these, 290,000,000 shall be common stock and 10,000,000 shall be preferred stock. The Company’s restated Certificate of Incorporation, as amended, permits its Board to designate the number of shares constituting such series, and fix by resolution, the powers, privileges, preferences and relative, option or special rights thereof, including liquidation preferences and dividends, and conversion and redemption rights of each such series. A Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock and Series B Non-Voting Convertible Preferred Stock was filed on October 8, 2025, and amended on October 23, 2025, (as amended, the “Certificate of Designation”) to give effect to the designation of the Series A Preferred Stock (as defined below) and Series B Preferred Stock (as defined below). On March 2, 2026, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Non-Voting Convertible Preferred Stock (the “Series C Certificate of Designation”). The Series C Certificate of Designation designated that 1,214,204 shares of preferred stock shall be the Series C Preferred Stock.

At March 31, 2026, and December 31, 2025, the Company had 916,968 shares of common stock issued and outstanding. At March 31, 2026, and December, 31 2025, the Company had approximately 1,215,640 and 1,436 shares of preferred stock issued and outstanding, respectively.

(b) Preferred Stock

In October 2025, the Board designated 1,242.0718 shares of preferred stock to be Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”) and 223.7337 shares of preferred stock to be Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”). On March 2, 2026, the Board designated 1,214,204 shares of preferred stock to be Series C Non-Voting Convertible Preferred Stock (“Series C Preferred Stock”). As of March 31, 2026, the Company had authorized, issued and outstanding 1,212.1822 shares of Series A Preferred Stock, 223.7337 shares of Series B Preferred Stock, and 1,214,204 shares of Series C Preferred Stock totaling approximately 1,215,640 shares of preferred stock. As of March 31, 2026, the Company had approximately 8,784,360 authorized but unissued or outstanding shares of preferred stock.

As of April 6, 2026, Holders of Series A Preferred Stock were entitled to receive, and the Company paid, payment-in-kind dividends on each share of Series A Preferred Stock, at a rate equal to five percent (5.0%) per annum payable in shares of Series A Preferred Stock.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(13)   Stockholders’ Equity (continued)

Except as otherwise required by law, the Series A Preferred Stock and Series B Preferred Stock do not have voting rights. However, as long as any shares of Series A Preferred Stock or Series B Preferred Stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A Preferred Stock and Series B Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or Series B Preferred Stock or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, the Charter or Amended and Restated Bylaws of the Company, or file any articles of amendment, certificate of designation, preferences, limitations and relative rights of any series of Preferred Stock, if such action would adversely alter or change the preferences, rights, privileges or powers, or restrictions provided for the benefit, of the Series A Preferred Stock or Series B Preferred Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series A Preferred Stock or Series B Preferred Stock, or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock or Series B Preferred Stock, (iii) prior to the Stockholder Approval (as defined in the Certificate of Designation) or at any time while at least 30% of the originally issued Series A Preferred Stock or Series B Preferred Stock, as applicable, remains issued and outstanding, consummate either: (A) any Fundamental Transaction (as defined in the Certificate of Designation) or (B) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, or (iv) enter into any agreement with respect to any of the foregoing.

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

At any time and from time to time after April 8, 2026, each share of Series B Preferred Stock will be convertible at the option of the Holder thereof into 10,000 shares of Common Stock, subject to certain limitations provided in the Certificate of Designation, including that the Company shall not effect any conversion of Series B Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own Common Stock in excess of the Beneficial Ownership Limitation.

At any time following the earlier to occur of (i) the receipt of the Stockholder Approval or (ii) the consummation of a Fundamental Transaction, the holders of Series A Preferred Stock and Series B Preferred Stock may waive or change the Beneficial Ownership Limitation effective upon written notice to the Company; provided, that to the extent such waiver or change is solely permitted pursuant to the Stockholder Approval or the consummation of a Fundamental Transaction, such notice must be delivered not less than 60 days prior to the effectiveness of such waiver or change.

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

March 31, 2026

(Unaudited)

(13)   Stockholders’ Equity (continued)

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

The cash settlement provisions set forth in the Certificate of Designation shall be available irrespective of the reason for the Company’s failure to timely deliver the applicable shares of Common Stock including due to not having obtained Stockholder Approval with respect to the Preferred Stock.

(c)  Repurchase Agreement

The terms of the Repurchase Agreement signed in connection with the Acquisition (the “Repurchase Agreement”) provide that DEFJ has the right, but not an obligation, after the Closing and upon the occurrence of certain conditional events including continued listing requirements, to acquire all of the Company’s and its subsidiaries’ rights in and to the membership interests of ABCJ (the “Interests”) from the Company in accordance with the terms and conditions of the Repurchase Agreement. The aggregate purchase price for the Interests (the “Repurchase Price”) shall equal one hundred percent (100%) of the Purchaser Preferred Stock Payment Shares (as defined in the Repurchase Agreement) (or the number of shares of Purchaser Common Stock shares issued upon conversion thereof) initially issued to DEFJ pursuant to the Purchase Agreement (the “Share Consideration”).

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(13)   Stockholders’ Equity (continued)

Series A Preferred Stock, which payment-in-kind dividend accrued at a rate equal to five percent (5.0%) per annum payable in shares of Series A Preferred Stock.

➢	Liquidation: In the event of the liquidation, dissolution, or winding up of the affairs of the Company (a “Liquidity Event”), prior to Stockholder Approval, holders of Series A Preferred Stock would be entitled to receive a liquidation preference prior to any payment to holders of Common Stock.
➢	Redemption: In the event the Company is unable to obtain an affirmative stockholder vote at the Special Meeting to permit conversion, each holder of Series A Preferred Stock will be entitled to elect, at the holder’s option, to have their shares of Series A Preferred Stock redeemed by the Company for an amount equal to the estimated fair value of the Series A Preferred Stock shares held by such holder at the time of redemption. Due to this redemption feature, as of March 31, 2026, the Series A Preferred Stock was classified within temporary equity on the Company’s consolidated balance sheet.

(f) Series B Preferred Stock

In connection with the Investment, the Company issued 223.7337 shares of Series B Preferred Stock. The Series B Preferred Stock does not have voting rights except for voting on specific corporate matters including (i) changes to the rights and preferences of the Series B Preferred Stock, (ii) issuance of additional Series B Preferred Stock, and (iii) entry into a Fundamental Transaction such as a sale of the Company. Certain provisions of the Series B Preferred Stock are as follows:

➢	Conversion: Each share of Series B Preferred Stock is convertible into 10,000 shares of Common Stock at any time after April 8, 2026, at the option of the holder thereof, in each case subject to Beneficial Ownership Limitations.
➢	Dividends: Series B Preferred Stock is eligible to participate in any dividends with common stockholders on an as-converted basis.
➢	Liquidation: In the event of a Liquidity Event prior to Stockholder Approval, holders of Series B Preferred Stock would be entitled to receive a liquidation preference prior to any payment to holders of Common Stock.

(g) Series C Preferred Stock

In connection with the Company’s licensing agreement with Unleash, the Company issued 1,214,204 shares of Series C Preferred Stock to Unleash. The Series C Preferred Stock does not have voting rights except for voting on specific corporate matters including (i) changes to the rights and preferences of the Series C Preferred Stock, and (ii) issuance of additional Series C Preferred Stock. Certain provisions of the Series C Preferred Stock are as follows:

➢	Conversion: Each share of Series C Preferred Stock is convertible into one share of Common Stock at 5:00 p.m. Eastern time on the third business day after the date that the Stockholder Approval is obtained, at the option of the holder thereof, in each case subject to Beneficial Ownership Limitations.
➢	Dividends: Series C Preferred Stock is eligible to participate in any dividends with common stockholders on an as-converted basis.
➢	Liquidation: In the event of a Liquidity Event prior to Stockholder Approval, holders of Series C Preferred Stock would be entitled to receive a liquidation preference prior to any payment to holders of Common Stock.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(13)   Stockholders’ Equity (continued)

(h)  Common Stock

➢	Dividends: Subject to the rights of holders of any preferred stock, holders of common stock are entitled to receive dividends as may be declared from time to time by the Board. The Company has never declared or paid cash dividends through the date of these consolidated financial statements.
➢	Liquidation: Subject to the rights of holders of any preferred stock as to liquidation, upon the liquidation, dissolution or winding up of the Company, the remaining assets of the Company will be distributed to holders of common stock.
➢	Voting: Holders of common stock are entitled to one vote for each share of common stock held but shall not be entitled to vote on any amendment to the Certificate of Incorporation that relates solely to the terms of any series of preferred stock. There is no cumulative voting.

(i)  Issuances of Common Stock and Warrants

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(13)   Stockholders’ Equity (continued)

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

(j)  Registration Rights Agreement

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

Pursuant to a Registration Rights Agreement with Unleash, the Company agreed to file a resale registration statement on Form S-3 registering the shares of Common Stock issuable on conversion of the Series C Preferred Stock under the Unleash Registration Rights Agreement and to use commercially reasonable efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission as soon as practicable after such registration statement is filed. The Company also granted Unleash customary demand registration rights.

(14) Warrants

Except as noted otherwise, all the warrants described below were outstanding as of March 31, 2026, and are accounted for as a component of stockholders’ equity. All PFWs issued in the Company’s financings described herein were exercised on or before January 10, 2025.

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

In connection with an agreement the Company entered into with a consultant in February 2023, the Company agreed to issue warrants (the “Consultant Warrants”) to purchase approximately one share of common stock at $369,600.00 per share. The Consultant Warrants became exercisable any time after August 23, 2023, until February 23, 2028.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(14) Warrants (continued)

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(14) Warrants (continued)

The following table summarizes the Company’s outstanding warrants at March 31, 2026:

	Number	Exercise Price
Description	of Shares	Per Share
IPO Underwriter Warrants	20	$3,696,000
February 2023 Placement Agent Warrants	4	486,948
February 2023 Consultant Warrants	1	369,600
June 2023 Series A-1 warrants	55	348.35
June 2023 Series A-2 warrants	55	348.35
June 2023 Placement Agent Warrants	7	161,700.00
September 2023 Underwriter Warrants	33	23,562.00
October 2023 Underwriter Overallotment Warrants	16	23,562.00
December 2023 Placement Agent Warrants	18	10,648.18
January 2024 Warrants	6,749	1,127.28
January 2024 Warrants	5,423	348.35
January 2024 Placement Agent Warrants	388	1,409.10
July 2024 Placement Agent Warrants	548	346.50
December 2024 Series C Warrants	144,682	348.35
March 2025 Offering Warrants	366,080	24.08
March 2025 Placement Agent Warrants	18,290	29.96

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

(15) Share-Based Compensation

In April 2020, the Board approved the TransCode Therapeutics, Inc. 2020 Stock Option and Incentive Plan (the “2020 Plan”) providing for the issuance of options or other awards to purchase up to approximately five shares of the Company’s common stock. Following the closing of the IPO, the Board determined not to make any further awards under the 2020 Plan. In March 2021, the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”) was approved by the Company’s Board and stockholders and became effective upon the effectiveness of the IPO. The 2021 Plan initially provided for the issuance of options or other awards to purchase up to approximately seven shares of the Company’s common stock. The number of options or other awards available under the 2021 Plan increased approximately one share in each of January 2022, January 2023, and January 2024, approximately 3,247 shares in June 2024, approximately 1,838 shares in January 2025 approximately 166,724 shares in August 2025, and approximately 1,637 shares in January 2026.

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

The exercise price for incentive stock options is determined at the discretion of the Board but for grants to any person possessing less than 10% of the total combined voting power of all classes of stock may not have an exercise price less than 100% of the fair market value of the Common Stock on the grant date (110% for grants to any person possessing more than 10% of the total combined voting

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(15) Share-Based Compensation (continued)

power of all classes of stock). The option term for incentive stock option awards may not be greater than ten years from the date of the grant (five years for grants to any person possessing more than 10% of the total combined voting power of all classes of stock).

Of options outstanding at March 31, 2026, approximately 10 had been awarded under the 2020 Plan and approximately 2,025 have been awarded under the 2021 Plan. At March 31, 2026, all 2,035 options outstanding were vested and exercisable. Information about options to purchase Common Stock under both Plans is as follows:

Weighted
		average	Weighted
		exercise	average
	Number of	price	contractual
	shares	per share	term (years)
Outstanding at December 31, 2024	2,102	$2,206.40	9.4
Granted	—	—	—
Exercised	—	—	—
Forfeited	(67)	106,636.80	—
Outstanding at December 31, 2025	2,035	16,958.12	8.4
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at March 31, 2026	2,035	$16,958.12	8.2

The intrinsic value of the outstanding options as of March 31, 2026, was $0.

Option Valuation

No options were granted in the three months ended March 31, 2026, or the year ended December 31, 2025. The Company recorded share-based compensation expense of $0 and $157,729 during the three months ended March 31, 2026 and 2025, respectively. Because all outstanding options had vested at December 31, 2025, there is no remaining share-based compensation expense for currently outstanding options to be recognized in the future.

(16) Employee Stock Purchase Plan

In 2021, the Company adopted an Employee Stock Purchase Plan (the “ESPP”) to provide eligible employees of the Company with opportunities to purchase shares of the Company’s common stock. The ESPP initially provided for the purchase of an aggregate of up to approximately one share of common stock. The number of shares of common stock available through the ESPP increased by approximately one share in each of January 2022 through January 2026, and may be increased by up to approximately one share each subsequent year.

(17) Net Loss per Share

The Company reported net losses for the three months ended March 31, 2026 and 2025. Reported basic and diluted net loss per share attributable to common stockholders are the same for each period because shares issuable in connection with Contingent Securities have been excluded from the computation of diluted weighted-average shares outstanding. The effect of their inclusion would have been antidilutive.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(17) Net Loss per Share (continued)

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended March 31,
	2026	2025
Basic and diluted net loss per share
Net loss attributable to common stockholders	$(19,510,296)	$(12,085,413)
Weighted-average common shares outstanding	916,968	172,262
Net loss per share	$(21.28)	$(70.16)

(18) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of the dates of the Company’s consolidated balance sheets herein, the Company had a full valuation allowance against deferred tax assets with the exception of the “naked” credit from amortization for tax purposes of indefinite-lived intangible assets of Goodwill and IPR&D. The Company booked expense of approximately $231 thousand in the three months ended March 31, 2026, related to this credit.

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

(19)  Segment Reporting

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in consolidated financial statements. The Company has a single reportable business unit segment, development of drug candidates designed to treat cancer, and one reportable country segment, the United States of America, for the three months ended March 31, 2026 and 2025.

The provisions of ASC 280 establish standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in consolidated financial statements issued to shareholders. In accordance with ASC 280, the Company’s chief operating decision maker has been identified as its Chief Executive Officer and Chief Financial Officer (together, the “CODM”). The Company’s CODM reviews the consolidated financial information presented for purposes of allocating resources and evaluating consolidated financial performance for the entire Company. Accordingly, the Company has determined that it operates in a single reportable segment. All of the Company’s long-lived assets are located in the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

The Company does not distinguish between markets or segments for the purpose of internal reporting. The majority of the Company’s long-lived tangible assets are located in Michigan, US, and its deferred tax assets are US-related.

Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar activities and similarities in economic characteristics, procurement, manufacturing and distribution processes.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(20)  Subsequent Events

For its consolidated financial statements as of March 31, 2026, the Company evaluated subsequent events through May 15, 2026, the date on which these consolidated financial statements were issued.

Yorkville Financing

On April 6, 2026, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership, (“Yorkville”) pursuant to which the Company has the right to sell to Yorkville up to $14 million of shares of Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (the “Commitment Amount”). Sales of shares of Common Stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Common Stock to Yorkville under the SEPA. Upon satisfaction of the conditions to Yorkville’s purchase obligation set forth in the SEPA, the Company can, at its sole discretion, direct Yorkville to purchase specified amounts of Common Stock. The purchase price per share for each advance is set at 97% of the lowest daily volume weighted average price (“VWAP”) during the three consecutive trading days beginning on the date upon which the Advance Notice (as defined in the SEPA) is delivered. Actual sales of Common Stock to Yorkville under the SEPA will depend on a variety of factors to be determined by the Company, in its sole discretion, from time to time, which may include, among other things, market conditions, the trading price of the Company’s Common Stock and determinations by the Company as to appropriate sources of funding for its business and operations.

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

The first Pre-Paid Advance was disbursed to the Company on April 16, 2026. In exchange for the first Pre-Paid Advance, the Company issued to Yorkville a Convertible Note in the principal amount of $1.0 million (the “First Convertible Note”), with a purchase price discount of 5.0% (or $50,000). The First Convertible Note is convertible into Common Stock at the lower of (i) a fixed conversion price equal to 115% of the VWAP on the day prior to the issuance of the Note and (ii) 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion date, but in no event lower than 20% of last reported trading price of the Company’s Common Stock on Nasdaq as quoted by Bloomberg (the “First Convertible Note Conversion Price”) as of the trading day immediately prior to the date of the SEPA (the “Floor Price”). After accounting for the purchase price discount, the Company received gross proceeds of $950,000 for the First Convertible Note.

The second tranche of the Pre-Paid Advance is expected to be disbursed to the Company in exchange for the issuance to Yorkville of a Convertible Note in the principal amount of $5.0 million (the “Second Convertible Note”). The Second Convertible Note is expected to be issued with a purchase price discount of 5.0% (or $250,000) and will be convertible into Common Stock at the lower of (i) a price equal to 115% of the VWAP on the day prior to issuance of the Second Convertible Note and (ii) 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion date, but in no event lower than the Floor

Price (the “Second Convertible Note Conversion Price,” and together with the First Convertible Note Conversion Price, the “Conversion Price”). The Second Convertible Note will be issued on the second trading day after the later of (i) the registration statement filed pursuant to the SEPA, including any prospectus, amendments and supplements thereto, (the “Yorkville Registration Statement”) first becoming effective under the Securities Act, (ii) the Company’s receipt of stockholder approval to issue shares of Common Stock to Yorkville under the SEPA in excess of the Exchange Cap (defined below), and (iii) the approval by Nasdaq of the initial listing application required under Nasdaq Listing Rules 5110 and 5635(b). After accounting for the purchase price discount, the Company expects to receive gross proceeds of $4,750,000 pursuant to the Second Convertible Note.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(Unaudited)

(20) Subsequent Events (continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our consolidated financial condition and consolidated results of operations together with the “Consolidated Financial Statements” section of this Quarterly Report on Form 10-Q including the related notes appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth in the “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” sections of this Quarterly Report, our actual results could differ materially from the consolidated results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Company Overview

TransCode is an immuno-oncology and targeted cancer therapy company with a focus on treating advanced malignancy. Our lead therapeutic candidate, TTX-MC138, is focused on treating metastatic tumors that overexpress microRNA-10b, a unique, well-documented biomarker of metastasis. In 2023, we conducted a Phase 0 clinical trial in one patient with advanced solid tumors. The intent of the Phase 0 trial was to demonstrate quantitative delivery of radiolabeled TTX-MC138 to metastatic lesions. In September 2024, we commenced a Phase I/II clinical trial with TTX-MC138 which substantially met its primary safety endpoint by the end of 2025. Analysis of the Phase I/II clinical trial results is ongoing. We expect to commence a Phase 2a clinical trial in the first half of 2026.

Polynoma Acquisition.  On October 8, 2025, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with DEFJ, LLC, a Delaware limited liability company, (“DEFJ”) pursuant to which we acquired 100% of the issued and outstanding membership interests of ABCJ, LLC, a Delaware limited liability company, (“ABCJ”) (such transaction, the “Acquisition”). Prior to the Acquisition, ABCJ was a wholly-owned subsidiary of DEFJ and an indirect wholly-owned subsidiary of CK Life Sciences Int’l., (Holdings) Inc., a listed entity on the Main Board of the Hong Kong Stock Exchange (“CKLS”).  In the Acquisition, we issued 1,242.0717 shares of Series A Non-Voting Convertible Preferred Stock, par value $0.0001 per share, (the “Series A Preferred Stock”) to DEFJ.  Each share of Series A Preferred Stock is convertible into 10,000 shares of Common Stock.

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

Concurrent with the Acquisition, we entered into an Investment Agreement (the “Investment Agreement”) with DEFJ. Pursuant to the Investment Agreement, DEFJ agreed to purchase, and we agreed to issue and sell, in a private placement an aggregate of 223.7337 shares of Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share, (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”) at a price per share of $111,740, for an aggregate purchase price of approximately $25 million. The aggregate purchase price consisted of a cash subscription of $20 million paid on October 8, 2025, and a promissory note (the “Promissory Note”) in the aggregate principal amount of approximately $5 million (together, the “Investment”). The Promissory Note accrued interest at a rate of 4% per annum, calculated as simple interest on a 365-day year. The principal and accrued interest were paid on December 30, 2025. Each share of Series B Preferred Stock is convertible into 10,000 shares of Common Stock.

Contingent Value Rights Agreement. Concurrent with the closing of the Acquisition, we entered into a contingent value rights agreement (the “CVR Agreement”) with a rights agent (the “Rights Agent”), pursuant to which each holder of our Common Stock as of October 20, 2025, (the “Record Date”) including those holders who received shares of Common Stock in connection with the Acquisition, is entitled to one contractual contingent value right (each, a “CVR”) issued by us, subject to and in accordance with the terms and conditions of the CVR Agreement, for each share of Common Stock held by such holder as of 5:00 p.m. Eastern Daylight Time on the Record Date. The CVR Agreement has a term of seven years (the “Term”).

The CVRs entitle the holders thereof (each a “Holder”), in the aggregate, to 50% of the Net Proceeds (as defined in the CVR Agreement) from any Upfront Payment (as defined in the CVR Agreement) or Milestone Payment (as defined in the CVR Agreement) we receive in a given calendar quarter during the Term. Distributions in respect of CVRs that become payable will be made on a quarterly basis subject to a number of deductions with certain exceptions or limitations, including but not limited to for certain taxes and certain out-of-pocket expenses we incur.

Under the CVR Agreement, the Rights Agent has, and Holders of at least 30% of the CVRs then-outstanding have, certain rights to audit and enforcement on behalf of all Holders. The CVRs may not be sold, assigned, pledged, encumbered or in any other manner transferred or disposed of, in whole or in part, other than as permitted pursuant to the CVR Agreement. Holders, by virtue of their CVR holdings, do not have the rights of stockholders such as the ability to vote, rights to dividends, or other interests. The CVRs also establish certain restrictions on mergers and change in control activities, as defined in the CVR Agreement.

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

As consideration for the Unleash Licensing Agreement, pursuant to an Equity Issuance and Registration Rights Agreement with Unleash (the “Unleash Registration Rights Agreement”), we issued to Unleash 1,136,364 shares of our Series C Non-Voting Convertible Preferred Stock and 77,840 shares of our Series C Non-Voting Convertible Preferred Stock to Tungsten Advisors (together with its affiliates, “Tungsten”) as compensation for services rendered by Tungsten. The Series C Preferred Stock is not convertible until our stockholders approve its conversion into Common Stock in accordance with the listing rules of Nasdaq (the “Unleash Stockholder Approval”). Following the Unleash Stockholder Approval, each share of Series C Preferred Stock is convertible into one share of our Common Stock.

Other Drug Candidates

In addition to TTX-MC138, we have a portfolio of other first-in-class therapeutic candidates designed to mobilize the immune system to recognize and destroy cancer cells. TTX-siPDL1 is an siRNA-based modulator of programmed death-ligand 1, or PD-L1. TTX-RIGA is an RNA-based agonist of the retinoic acid-inducible gene I, or RIG-I, targeting activation of innate immunity in the tumor microenvironment. TTX-siMYC is a siRNA-based inhibitor of c-MYC, a widely expressed but currently undruggable oncogene. Seviprotimut-L is a novel allogeneic, polyvalent partially-purified shed antigens vaccine (alum adjuvanted) for the adjuvant treatment of Stage IIB and IIC melanoma patients age 60 years and younger. Seviprotimut-L is derived from three proprietary human melanoma cell lines. Seviprotimut-L works by stimulating both humoral and cellular immune responses. It has completed an initial Phase 3 clinical trial and has been administered to approximately 1,000 patients in clinical trials.

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

To customize development of RNA therapeutics, we developed a design engine that is modular at both the levels of the core nanoparticle and the therapeutic loading. The size, charge, and surface chemistry of the core iron oxide nanoparticle are designed so that it can be tuned to optimize the particles for the intended target and therapeutic load. The therapeutic load is designed to consist of synthetic oligonucleotides and other molecular moieties such as proteins, peptides, radionuclides, and small molecules that can be adapted to the specific approach being developed. The approach can range from RNA interference, or RNAi, including small interfering RNAs, antisense oligonucleotides, and non-coding RNA mimics to Pattern Recognition Receptors such as RIG-I. We believe the TTX platform can further be used for developing targeted radiolabeled therapeutics and diagnostics and other custom products targeting known and novel biomarkers and other genetic elements as they are discovered and validated.

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

The Phase Ia stage of this trial involved administration of escalating therapeutic dose levels of our drug candidate in four cohorts of an aggregate of 16 patients. Preliminary data indicate no significant safety or dose limiting toxicities have been reported in the trial. To date, approximately 86 doses of TTX-MC138 have been administered to the 16 patients, all of whom had advanced solid tumors. Three patients remain on trial. The median duration of treatment is 79 days. Importantly, the duration on study for all patients in this trial ranged from two to 20 cycles, indicative of tolerability and disease control. Preliminary data analysis demonstrated evidence of dose response over a wide dose range, consistent with preclinical results and our Phase 0 clinical trial. Key assessments in the clinical trial characterize the safety, pharmacokinetic, pharmacodynamic and anti-tumor activity of TTX-MC138 from which we have estimated a maximum tolerated dose, or MTD, and which suggest that the mechanism of action of TTX-MC138 is on target. The trial also is exploring the effect of TTX-MC138 on biomarker expression, which may include miR-10b expression, and miR-10b downstream targets (RNA sequencing). Clinical assessments to further evaluate TTX-MC138 include clinical laboratory exams, CT scan assessments, and response assessments per RECIST criteria.

We recently announced a new collaboration to evaluate TTX-MC138 as part of the PRE-I-SPY clinical trial platform operated by Quantum Leap Health Care Collaborative (“Quantum Leap”). The PRE-I-SPY program will incorporate TTX-MC138 into a Phase IIa clinical trial designed as a multicenter, open-label, one-year treatment duration with one year follow up, dose-expansion trial. The trial will evaluate event-free survival, ctDNA dynamics and pharmacokinetics of TTX-MC138 in up to 45 patients (i) with stage I-III adenocarcinoma of the colon or rectum who are ctDNA positive with minimal residual disease detected by tumor-informed ctDNA assays, (ii) who have completed standard curative-intent therapy, and (iii) who show no radiographic evidence of recurrence or metastasis. This trial is planned to begin in the second quarter 2026 and will be led by Principal Investigator Dr. Paula Pohlmann of the MD Anderson Cancer Center. The study is being conducted under a Quantum Leap IND and cross-referenced to our IND.

Yorkville Financing

On April 6, 2026, we entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership, (“Yorkville”) pursuant to which we have the right to sell to Yorkville up to $14 million of shares of Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (the “Commitment Amount”). Sales of Common Stock to Yorkville under the SEPA, and the timing of any such sales, are at our option, and we are under no obligation to sell any shares of Common Stock to Yorkville under the SEPA.

Upon satisfaction of the conditions to Yorkville’s purchase obligations set forth in the SEPA, we may, at our sole discretion, direct Yorkville to purchase specified amounts of Common Stock. The purchase price per share for each Advance is set at 97% of the lowest daily VWAP during the three consecutive trading days beginning on the date upon which the Advance Notice is delivered. Actual sales of Common Stock to Yorkville under the SEPA will depend on a variety of factors including some to be determined by us, in our sole discretion, from time to time, which may include, among other things, market conditions, the trading price of the Common Stock and our determinations as to appropriate sources of funding for our business and operations.

In connection with the SEPA, and subject to the conditions set forth therein, Yorkville has also agreed to advance to us up to $6.0 million, less certain amounts as described below, to be paid in two tranches (each, a “Pre-Paid Advance” and, together, the “Pre-Paid Advances”), in exchange for our issuance to Yorkville of convertible promissory notes (each, a “Convertible Note” and, together, the

“Convertible Notes”). Pursuant to the Convertible Notes and the SEPA, Yorkville may convert all or any portion of the outstanding principal amount, accrued but unpaid interest, and other amounts outstanding under the Convertible Notes into shares of Common Stock, at any time and from time to time during the term of the Convertible Notes.

The first Pre-Paid Advance was disbursed to us on April 16, 2026. In exchange for the first Pre-Paid Advance, we issued to Yorkville a Convertible Note in the principal amount of $1.0 million (the “First Convertible Note”), sold with a purchase price discount of 5.0% (or $50,000). The First Convertible Note is convertible into Common Stock at the lower of (i) a fixed conversion price equal to 115% of the VWAP on the day prior to the issuance of the Note and (ii) 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion date, but in no event lower than 20% of last reported trading price of our Common Stock on Nasdaq as quoted by Bloomberg (the “First Convertible Note Conversion Price”) as of the trading day immediately prior to the date of the SEPA (the “Floor Price”). After accounting for the purchase price discount, we received gross proceeds of $950,000 from the sale of the First Convertible Note.

The second tranche of the Pre-Paid Advance shall be disbursed to the Company in exchange for the issuance to Yorkville of a Convertible Note in the principal amount of $5.0 million (the “Second Convertible Note”). The Second Convertible Note will be issued with a purchase price discount of 5.0% (or $250,000) and will be convertible into Common Stock at the lower of (i) a price equal to 115% of the VWAP on the day prior to the issuance of the Second Convertible Note and (ii) 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion date, but in no event lower than the Floor Price (the “Second Convertible Note Conversion Price,” and together with the First Convertible Note Conversion Price, the “Conversion Price”). The Second Convertible Note will be issued on the second trading day after the later of (i) the registration statement filed pursuant to the SEPA, including any prospectus, amendments and supplements thereto, (the “Yorkville Registration Statement”) first becoming effective under the Securities Act, (ii) our receipt of stockholder approval to issue shares of Common Stock to Yorkville under the SEPA in excess of the Exchange Cap (defined below) and (iii) the approval by Nasdaq of the initial listing application required under Nasdaq Listing Rules 5110 and 5635(b). After accounting for the purchase price discount, we expect to receive gross proceeds of $4,750,000 pursuant to the Second Convertible Note.

Interest on the outstanding balances of the Convertible Notes will accrue at an annual rate of 5.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date of each Convertible Note will be 18 months from the date upon which the Convertible Note is issued. The applicable maturity date of each Convertible Note may be extended by us, at our option, for a period of six months on two occasions by providing written notice to Yorkville. On the applicable maturity date, any portion of the outstanding principal amount and accrued but unpaid interest that remains outstanding on such Convertible Note will automatically be converted at the then applicable Conversion Price, provided that if any Equity Condition (as defined in the Form of Promissory Note ) is not satisfied, the applicable maturity date will be automatically extended until all Equity Conditions have been satisfied.

The sale and issuance of shares under the SEPA, including conversion of the Convertible Notes at Yorkville’s option and the sale of shares of Common Stock at our option, is subject to an exchange cap limiting the total number of shares issuable to Yorkville to 183,301 (19.99% of outstanding shares of Common Stock before the effective date of the SEPA) (the “Exchange Cap”), unless we obtain stockholder approval to exceed the Exchange Cap (the “Yorkville Issuance Approval”). Additionally, Yorkville may not own more than 9.99% of our outstanding Common Stock at any time, unless it provides written notice of its intention to increase this limit, effective after 65 days.

MGH License Amendment

Effective August 15, 2025, we and The General Hospital Corporation, d/b/a Massachusetts General Hospital, (“Licensor”) further amended our 2018 License (the “Second Amendment”) to revise certain diligence requirements and milestone payments. Pursuant to the 2018 License (the License”), we licensed the exclusive rights to certain intellectual property to support development of our therapeutic candidates. In connection with the Second Amendment, we paid the Licensor a license amendment fee of $75,000. The Second Amendment revised certain one-time milestone payments to be made by us to the Licensor for Products and Processes covered by the License as follows:

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

Further Restructuring

In an effort to continue to manage our costs, in connection with the January 31, 2025, termination of our sublease of laboratory and office space in Newton, Massachusetts, we (i) determined to conduct our R&D activities primarily in conjunction with Michigan State University under a sponsored research agreement, (ii) terminated an additional research scientist we employed and one consulting scientist that we had engaged, and (iii) relocated our business activities to short-term office rental space in Woburn, Massachusetts. In connection with integrating Polynoma’s operations into our own, we terminated three former Polynoma employees and did not extend Polynoma’s lease of office space in San Diego.

Financial Operations Overview

Following our IPO in July 2021, we expanded our R&D activities and company operations. We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have limited experience with clinical trials, have not obtained any regulatory approvals to sell any products, have not manufactured any drug candidate at commercial-scale, or conducted sales and marketing activities. Through March 31, 2026, we received approximately $95.8 million of net proceeds, primarily from our IPO, other equity financings including the Investment Agreement, our SBIR Awards and from borrowings under convertible promissory notes between 2018 and 2020.

We have incurred significant operating losses since inception. Our net losses were approximately $17.8 million and $12.1 million for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, we had an accumulated deficit of approximately $115.6 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates for which there is no assurance of occurrence. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

➢	advance clinical trials with TTX-MC138;
➢	pursue preclinical studies and initiate other clinical trials with TTX-MC138;
➢	advance the development of our product candidate pipeline;
➢	continue to develop and expand our proprietary TTX platform to identify additional product candidates;
➢	support partnerships with industry and academic partners;
➢	obtain new intellectual property and maintain, expand and protect our intellectual property;
➢	seek marketing approvals for our product candidates that successfully complete clinical trials, if any;
➢	hire or engage additional quality assurance, clinical, scientific, commercial and administrative personnel to increase our overall knowledge base, scientific expertise, experience and capabilities;
➢	acquire or license additional product candidates or technologies;
➢	expand our infrastructure and facilities to accommodate increased activities and personnel;
➢	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our continued operation as a public company; and incur additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other expenses that we did not incur as a private company.

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

As of March 31, 2026, we had cash of approximately $12.8 million. We believe that this cash, along with receipt of payment from DEFJ for reimbursement of approximately $2.3 million of certain expenses that we expect to receive in the first half of 2026, will be sufficient to support our operating expenses and capital expenditure requirements through approximately year end 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of product candidates. We expense research and development costs as incurred, which include:

➢	expenses incurred in preclinical and clinical development, including manufacturing activities;
➢	expenses incurred to conduct the preclinical studies and clinical trials related to seeking regulatory approval of market product candidates that have successfully completed clinical trials;
➢	expenses incurred under agreements with contract research organizations, or CROs, conducting drug discovery work, preclinical studies, and clinical trials for us, and with contract manufacturing organizations, or CMOs, engaged to produce preclinical and clinical drug substance and drug product for our research and development activities;
➢	other costs related to acquiring and manufacturing materials in connection with our drug discovery efforts and our preclinical studies, materials for our clinical trials, including manufacturing validation batches, as well as costs related to investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
➢	payments made under third-party licensing, acquisition and option agreements;

➢	personnel-related expenses for research and development personnel, including salaries, benefits, travel and other related expenses, and share-based compensation expense;
➢	costs related to compliance with regulatory requirements; and
➢	allocated facilities costs, including rent and utilities, and depreciation and other facilities or equipment expenses.

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

In late 2024, we and The University of Texas M. D. Anderson Cancer Center (“MD Anderson”) agreed to amend our five-year strategic collaboration agreement in favor of MD Anderson focusing solely on participation in our Phase I/II clinical trial. This amendment relieved us from the obligation to make up to $10 million of collaboration payments. We are obligated to pay charges incurred by MD Anderson in connection with clinical trial services. In January 2023, we made an initial payment of $250,000 to MD Anderson recorded as a Prepaid Expense pending such time as payments under the collaboration became due. Initial expenses of the clinical trial have been charged against the initial payment and for the three months ended March 31, 2026 and 2025, were $7,933 and $81,561, respectively.

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

➢	the scope, progress, outcome and costs of our preclinical development activities, clinical trials, manufacturing activities, and other research and development;
➢	the requirement to establish an appropriate safety and efficacy profile in IND-enabling studies;
➢	the timing and terms of regulatory submissions and, if received, approvals to conduct clinical trials;
➢	the number of sites and patients needed to complete clinical trials, the length of time required to enroll suitable patients and complete clinical trials, and the duration of patient follow-ups;
➢	assessment by us and regulatory agencies of data generated in clinical trials;
➢	the timing, receipt and terms of marketing approvals, if any, from applicable regulatory authorities including the FDA and regulators outside the U.S.;
➢	the extent of any post-marketing approval commitments that may be required of us by regulatory authorities;
➢	establishing capabilities, or making arrangements with third-parties, to manufacture the quantities and quality of product we need to conduct pre-clinical studies, clinical trials and manufacturing validation activities in advance of any New Drug Applications that we may submit;
➢	development and timely delivery of clinical-grade and commercial-grade drug formulations as required for use in our clinical trials and for manufacturing validation and regulatory agency review in connection with pursuit, if any, we may undertake for commercial launch of therapeutic candidates that receive marketing approval;
➢	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
➢	significant and changing government regulation;
➢	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
➢	competitive developments; and
➢	maintaining an acceptable safety profile of our product candidates following approval, if any.

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

Other income (expense)

Interest expense

Interest expense previously consisted primarily of accrued interest on convertible promissory notes and other charges related to the notes. Since the notes converted into shares of common stock concurrent with our IPO, we no longer incur interest expense on these notes. Under our payment program for directors and officers liability insurance, we incur certain financing charges, and we previously incurred imputed interest expense in connection with our right-of-use asset.

Interest income

Interest income consists primarily of income earned on our cash balances. Generally our interest income has not been significant except following financings that result in higher than usual cash balances.

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

Results of operations

The following table summarizes the approximate amounts of our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change

Operating Expenses
Research and development	$5,107	$2,220	$2,887
Acquired in-process research and development expense	10,426	—	10,426
General and administrative expenses	2,222	952	1,270
Total operating expenses	17,755	3,172	14,583
Operating loss	(17,755)	(3,172)	(14,583)

Other income (expense)
Change in fair value of warrant liability	(125)	(9,235)	9,110
Change in fair value of contingent consideration	116	—	116
Grant income	140	348	(208)
Currency exchange gain (loss)	(21)	(27)	6
Interest income	92	—	92
Total other income (expense)	202	(8,914)	9,116
Loss before income taxes	(17,554)	(12,086)	(5,467)
Deferred income tax provision	(231)	—	(231)
Net loss	(17,785)	(12,086)	(5,699)
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	(1,725)	—	(1,725)
Net loss attributable to common stockholders	$(19,510)	$(12,086)	$(7,424)

Comparison of the three months ended March 31, 2026 and 2025

Research and development expenses

Research and development, or R&D, expenses increased $13,313 thousand in the three months ended March 31, 2026, compared to the same period in 2025. The increase reflects primarily spending on the Unleash license shown as “Acquired in-process research and development expense” in the table above, increases in clinical trial spending, costs of production of drug used in the clinical trial, and intellectual property expenses, offset in part by reductions in certain preclinical testing and reduced lab facilities costs.

General and administrative expenses

General and administrative expenses increased $1,270 thousand in the three months ended March 31, 2026, compared to the same period in 2025. The increase reflects primarily increased fees for professional services, primarily financial advisory, legal and accounting services related to the Acquisition and the Unleash license, and increased compensation costs, offset in part by decreased share-based compensation expense, spending for directors and officers liability insurance, investor relations services, and facilities expenses.

Change in fair value of warrant liability

The change in fair value of warrant liability expense was $9,110 thousand less in the three months ended March 31, 2026, compared to the same period in 2025, resulting primarily from exercises of Series D warrants in the first quarter of 2025 that did not occur in the 2026 period.

Change in fair value of contingent consideration

The change in fair value of contingent consideration was a $116 thousand increase in the three months ended March 31, 2026, compared to the same period in 2025. Contingent consideration arose in connection with the Acquisition; there was no contingent consideration in the 2025 period.

Grant income

Grant income decreased $208 thousand in the three months ended March 31, 2026, compared to the same period in 2025 primarily reflecting the fact that much of the work under the 2024 Award was completed prior to 2026.

Currency exchange gain (loss)

Loss on currency exchange was $6 thousand less in the three months ended March 31, 2026, compared to the same period in 2025, reflecting changes in exchange rates on billings in Euros from certain vendors.

Interest income

Interest income was $92 thousand in the three months ended March 31, 2026, compared to the same period in 2025 reflecting earnings on higher cash balances from equity financings.

Deferred income tax provision

Deferred income tax provision was $231 thousand in the three months ended March 31, 2026, compared to $0 in the same period in 2025.

Payment-in-kind dividends

The accrual of $1,725 thousand for payment-in-kind dividends in the three months ended March 31, 2026, compared to $0 in the same period in 2025 reflects a portion of dividends, paid in shares of Series A Non-Voting Convertible Preferred Stock, under a one-time obligation related to the Acquisition.

Cash flows

The following table summarizes the approximate amounts of consolidated our cash flows for the periods indicated:

	Three months ended March 31,
	2026	2025

	(in thousands)
Net cash used in operating activities	$(4,978)	$(3,097)
Net cash provided by financing activities	—	8,855
Net change in cash	$(4,978)	$5,758

Comparison of the three months ended March 31, 2026 and 2025

Operating activities

During the three months ended March 31, 2026, we used cash of $4,978 thousand in operating activities compared to $3,097 thousand in the same period in 2025. Cash used in operating activities in the 2026 period primarily reflected our net loss of $17,785 thousand offset primarily by a $10,426 non-cash charge for the acquisition of the Unleash program, an increase of $1,775 thousand in increased accounts payable and accrued expenses, and a reduction of $952 thousand in grant receivable, offset in part by an increase of $696 thousand in prepaid expenses and other current assets.

Changes in accounts payable and accrued expenses were generally due to the amounts and timing of vendor invoicing and payments.

Financing activities

During the three months ended March 31, 2026, we did not obtain cash from financing activities. During the 2025 period, we obtained cash of $8,855 thousand (net) from sales of equity securities.

Liquidity and capital resources

Sources of liquidity

Since inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant consolidated operating losses and negative consolidated cash flows from operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if ever. We have funded our operations to date primarily with proceeds from our IPO and other equity financings, SBIR Awards, and funds from borrowings under convertible promissory notes. Through March 31, 2026, we had received net cash proceeds of approximately $95.8 million from these sources.

As of March 31, 2026, we had cash of approximately $12.8 million.

On April 6, 2026, we entered into the SEPA with Yorkville. Pursuant to the SEPA, in exchange for Convertible Notes in the aggregate amount of $6.0 million, Yorkville agreed to advance to us 95% of the face amount of the Convertible Notes for gross proceeds of $5.7 million. The Convertible Notes may be repaid in cash or converted into shares of Common Stock. The Convertible Notes will accrue interest at an annual rate of 5% subject to an increase upon the occurrence and continuance of events of default as described in the Convertible Notes. The outstanding balance of the Convertible Notes, plus any accrued but unpaid interest, is due and payable 18 months after issuance of each Convertible Note, unless otherwise agreed by the parties. On April 16, 2026, we issued the first Convertible Note to Yorkville in exchange for Yorkville’s cash disbursement to us of $950,000.

In connection with the SEPA, we have the right to sell to Yorkville up to $14.0 million of shares of our Common Stock, subject to certain limitations and conditions set forth in the SEPA. Sales of shares of Common Stock to Yorkville and the timing of any such sales, if we elect to sell shares of Common Stock to Yorkville at a future date, are at our option, and we are under no obligation to sell any shares of Common Stock to Yorkville. As consideration for Yorkville’s commitment under the SEPA, we agreed to pay to Yorkville a commitment fee equal to 2.0% of the Commitment Amount, or $280,000, which may be paid in cash or shares of Common Stock based on the price per share equal to the VWAP of the Common Stock on the trading day immediately prior to the effective date of the SEPA. As of the date of this Quarterly Report on Form 10-Q, no shares had been sold under the SEPA.

Future requirements

We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance preclinical activities and pursue additional clinical trials of TTX-MC138. We expect to incur additional costs associated with operating as a public company, including significant legal, accounting, tax, investor relations and other expenses.

The timing and amount of our operating expenditures will depend largely on our ability to, among other things:

➢	advance clinical development of TTX-MC138 and clinical or preclinical development of other drug candidates;
➢	develop validated processes to effectively manufacture, or have manufactured on our behalf, our preclinical and clinical drug materials and for commercial manufacturing of any product candidates that may receive regulatory approval;
➢	seek regulatory approvals for any product candidates that successfully complete clinical trials;
➢	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval and intend to commercialize on our own;

➢	establish collaborations to commercialize any product candidates for which we obtain marketing approval but do not intend to commercialize on our own;
➢	expand our operational, financial and management systems and hire additional personnel, including personnel to support our clinical development, quality control, scientific research, manufacturing and commercialization efforts, our general and administrative activities and our operations as a public company; and
➢	obtain or develop new intellectual property and maintain, expand and protect our intellectual property portfolio.

We believe that our cash as of March 31, 2026, along with receipt of payment from DEFJ for reimbursement of approximately $2.3 million of certain expenses that we expect to receive in the first half of 2026, will be sufficient to support our operating expenses and capital expenditure requirements through approximately year end 2026. We have based this estimate on assumptions that may prove wrong, and we could utilize our available capital resources sooner than we expect. Changed circumstances may also result in the depletion of our capital resources more rapidly than we currently anticipate. We anticipate that we will require additional capital for additional research, development, and clinical trial costs as we seek regulatory approval of our product candidates, for operations, and for licenses or acquisitions of other product candidates we may choose to pursue. If we receive regulatory approval for TTX-MC138 or other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, all of which will vary depending on where and how we choose to commercialize approved product candidates.

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

Contractual obligations and commitments

At March 31, 2026, we had no future minimum lease payments under non-cancelable operating lease commitments. From time to time, we enter into contracts in the normal course of business with CROs, collaborators, CMOs and other third-parties for the manufacture of our product candidates, to support clinical trials and preclinical research studies and testing, and for other purposes. Any payments due upon completion or cancellation of these contracts generally consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation although some agreements provide for termination fees or payments for the balance of the term of the agreement.

Collaboration obligations

On July 29, 2022, we signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, we anticipated making certain expenditures with respect to Phase I and Phase II clinical trials in part through MD Anderson as a clinical site. MD Anderson was also expected to provide preclinical work under the collaboration. The details of clinical and preclinical work were to be mutually agreed by the parties prior to commencing work. We had agreed to fund up to $10 million over the term of the collaboration. In January 2023, we made an initial payment of $250,000 to MD Anderson recorded as a Prepaid Expense pending such time as payments under the collaboration became due. As a result of changes at both organizations, we and MD Anderson agreed to amend the collaboration in favor of MD Anderson focusing solely on participation in our Phase I/II clinical trial. This amendment relieved us from the obligation to make up to $10 million of collaboration payments. Initial expenses of the clinical trial were charged against the initial payment made to MD Anderson. For the three months ended March 31, 2026 and 2025, MD Anderson expenses were $7,933 and $81,561, respectively.

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

While our significant accounting policies are described in more detail in Note 2 to our financial statements for the three months ended March 31, 2026 and 2025, elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Contingent Consideration

In connection with the Acquisition, we agreed to make up to $95,000,000 in contingent milestone payments (each, a “Milestone Payment” and collectively, the “Milestone Payments”) (the “Acquisition Obligation”) to DEFJ upon the achievement within ten (10) years of the date of the MIPA of the following milestone events (each, a “Milestone Event”) upon the first achievement by us or on our behalf (including by any licensee or assignee of rights to commercialize the Seller Lead Candidate as defined in the MIPA) of the corresponding Milestone Event as follows: (i) a milestone payment of five million U.S. dollars ($5,000,000) upon the first dosing of the Seller Lead Candidate in a patient in a United States Phase 3 Clinical Study; (ii) a milestone payment of ten million U.S. dollars ($10,000,000) upon the achievement of the applicable primary endpoint in a United States Phase 3 Clinical Study of the Seller Lead Candidate; (iii) a milestone payment of twenty million U.S. dollars ($20,000,000) upon the first submission of a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for the Seller Lead Candidate; and (iv) a milestone payment of sixty million U.S. dollars ($60,000,000) upon the first approval by the FDA of a BLA for the Seller Lead Candidate.

The estimated fair value of the Acquisition Obligation at March 31, 2026, and at December 31, 2025, was approximately $6.2 million and $6.4 million, respectively.

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

Recently issued accounting pronouncements

A description of recently issued accounting pronouncements that may affect our consolidated financial position and consolidated results of operations is disclosed in Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Internal control over financial reporting

We previously determined that material weaknesses in our internal control over financial reporting existed prior to our IPO. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, under the caption,, “We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our consolidated financial condition or consolidated results of operations, which may adversely affect our business.” We subsequently retained an independent consulting firm to assist us in improving our control systems and procedures, and have implemented new software systems designed to enhance our ability to process financial transaction information. There is no assurance that any controls we implement will prevent fraud or enable accurate or timely financial reporting. In assessing our financial controls and procedures as described in “Item 4. Controls and Procedures,” our management determined that our internal control resulted in a material weakness as of December 31, 2025, related to certain transactions arising from the Acquisition. Notwithstanding this material weakness, management believes that all significant and unusual transactions have been appropriately recorded and that our consolidated financial statements at and for the three months ended March 31, 2026, are fairly presented in all material respects in accordance with U.S. GAAP.

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

We are also a “smaller reporting company” meaning that the market value of our stock held by non-affiliates plus the aggregate amount of gross proceeds to us as a result of our initial public offering is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company until either (i) the market value of our stock held by non-affiliates is more than $250 million or (ii) our annual revenue is greater than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is greater than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies.

Information Technology Risks

Our data and computer systems are subject to threats from malicious software codes and viruses, phishing, ransomware, business email compromise attacks, or other cyber-attacks. In July 2021, we were subject to what we believe was a phishing attack. We do not believe this incident had a material impact on our business or consolidated financial condition. However, the number and complexity of these threats continue to increase. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, under the caption, “We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.” We have taken and continue to take steps to mitigate the risk of cyberattacks including enhancing email screening, engaging with a computer support firm to provide forensics and training services, among other services, and enhancing security protocols for vendor payments. We intend to take additional steps to continue to enhance cybersecurity defenses. Despite steps we have taken or may take in the future, there is no assurance that we will not suffer material and adverse consequences as a result of cyberattacks or other computer-based activities. In addition, there is no assurance that any steps we may take will be effective or prevent material adverse effects on our consolidated financial condition or consolidated results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2026, and December 31, 2025, our cash was held in checking and savings accounts at major U.S. banks. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our holdings, an immediate 10% change in the interest rate would not materially affect the fair market value of our investments or our consolidated financial position or consolidated results of operations.

As of March 31, 2026, and December 31, 2025, we had no debt outstanding and therefore were not subject to interest rate risk related to debt.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Euro, the currency for certain of our major purchases. Foreign currency transaction gains or losses, if any, are recorded as a component of other income (expense) in our consolidated statements of operations. For the three months ended March 31, 2026 and 2025, we recognized losses on foreign currency transactions of approximately $21 thousand and $27 thousand, respectively. An immediate 5% change in the Euro exchange rate would not have a material effect on our consolidated results of operations.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f) or 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and our Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO criteria). Based on this assessment, and due to the material weakness referred to in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Quarterly Report on Form 10-Q, our management concluded that our internal control over financial reporting was not effective and resulted in a material weakness as of the assessment date related to certain transactions arising from the Acquisition. Notwithstanding this material weakness, management believes that all significant and unusual transactions have been appropriately recorded and that our consolidated financial statements for the three months ended March 31, 2026, are fairly presented in all material respects in accordance with U.S. GAAP. The small size of our finance and accounting staff requires us to rely on outside parties for certain accounting analyses such as for non-routine transactions. This Quarterly Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures taken to date as described above, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the process of integrating ABCJ, LLC into our system of internal control over financial reporting continues which may result in future changes to our internal control environment.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On April 24, 2026, Wheeler Bio, Inc. (“Wheeler”) filed a complaint in the Supreme Court of the State of New York, County of New York, captioned Wheeler Bio, Inc. v. Polynoma LLC, et al., No. 652458/2026 against Polynoma and us (the “Wheeler Action”). The Wheeler Action asserts two causes of action: breach of contract against Polynoma and intentional interference with contractual relations against us. The claims arise out of an agreement between Wheeler and Polynoma for certain contract development and manufacturing services offered by Wheeler. Wheeler alleges that, on October 1, 2025, Polynoma terminated a Statement of Work and a Change Order effective immediately without advance notice required by the agreement, and has failed to pay certain delay fees, cancellation fees, and invoices generated in connection with the agreement. Wheeler further alleges that we caused Polynoma to terminate the agreement and to refuse to pay the fees at issue. The Wheeler Action seeks compensatory and punitive damages, restitution, pre- and post-judgment interest, and attorneys’ fees and costs. We dispute the claims and intend to defend vigorously against this litigation.

ITEM 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2025, or our Annual Report, filed with the SEC, as amended and supplemented by the information in our subsequent Quarterly Reports on Form 10-Q or other subsequent filings, together with all of the other information contained in this Quarterly Report, including our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report, and the risk factors set forth below. The risk factors disclosure in our Annual Report and subsequent Quarterly Reports on Form 10-Q is qualified by the information that is described in this Quarterly Report. Any of these factors could result in a significant or material adverse effect on our business, consolidated results of operations or consolidated financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also have a material adverse effect on our business, consolidated financial condition or consolidated results of operations. You should review the risk factors in our Annual Report and the risk factors discussed below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We could lose our listing on the Nasdaq Capital Market if our stockholders’ equity or the closing bid price of our common stock do not meet Nasdaq requirements or if we do not comply with other Nasdaq requirements. The loss of our Nasdaq listing would in all likelihood make our common stock significantly less liquid and adversely affect its value, including a total loss of value.

Our stockholders’ equity in this Quarterly Report on Form 10-Q does not meet Nasdaq rules for continued listing of our stock on the Nasdaq Capital Market, LLC, or Nasdaq. We expect to receive a deficiency notice to this effect from Nasdaq with the opportunity to present our plan to Nasdaq for regaining compliance. We believe that if we obtain shareholder approval for the conversion of our preferred stock, we will exceed the minimum stockholders’ equity requirement but there is no guarantee that such approval will be obtained.

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

(c)Issuer Purchases of Equity Securities

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(c) Rule 10b5-1 Trading Arrangements.

From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended March 31, 2026, none of the Company’s directors or officers adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

4.3

Registration Rights Agreement dated October 8, 2025, by and between TransCode Therapeutics, Inc. and DEFJ, LLC (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 8, 2025).

4.4	Form of Convertible Promissory Notes issued to YA II PN, Ltd. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2026).

4.5

Registration Rights Agreement, dated as of April 6, 2026, by and between TransCode Therapeutics, Inc. and YA II PN, Ltd. (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 7, 2026).

4.6

Equity Issuance and Registration Rights Agreement by and between TransCode Therapeutics, Inc. and Unleash Immuno Oncolytics, Inc., dated March 2, 2026 (Incorporated by reference herein from Exhibit 4.22 to the Company’s Annual Report on Form 10-K, filed on April 15, 2026).

10.1

Standby Equity Purchase Agreement, dated as of April 6, 2026, between TransCode Therapeutics, Inc. and YA II PN, Ltd. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 7, 2026).

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

TRANSCODE THERAPEUTICS, INC.

Date: May 15, 2026	/s/ Philippe P. Calais
Philippe P. Calais
Chief Executive Officer
(Principal Executive Officer)