Form 10-Q
period 2026-06-30
Transcode Therapeutics, Inc.
filed 2026-08-14
CIK 1829635

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

1

The number of shares of Registrant’s Common Stock outstanding as of August 10, 2026, was 16,930,739.

TRANSCODE THERAPEUTICS, INC.

QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

➢	our cash position, our estimates and expectations regarding our capital requirements, cash and expense levels, liquidity sources, our need for additional financing and our ability to obtain, on satisfactory terms or at all, the financing required to support operations, research, development, clinical trials, and commercialization of products;
➢	potential delisting of our common stock from trading on the Nasdaq Capital Market;
➢	our ability to continue as a going concern;
➢	the results and timing of our preclinical and clinical trial activities, including but not limited to our ability to enroll timely a sufficient number of patients to advance our clinical trials;
➢	our ability to expand our therapeutic candidate portfolio through internal research and development or the acquisition or in-licensing of intellectual property assets;
➢	the therapeutic benefits, effectiveness and safety of our therapeutic candidates;
➢	our ability to receive regulatory approval for our therapeutic candidates in the United States, Europe and other geographies;
➢	the expected regulatory approval pathway for our therapeutic candidates;
➢	potential changes in regulatory requirements, and delays or negative outcomes from the regulatory approval process;
➢	our ability to maintain adequate quality processes and oversight of vendors;
➢	our ability to secure raw materials to support continued drug substance and drug product manufacturing;
➢	our reliance on third-parties for the planning, conduct, management and monitoring of clinical trials, for the manufacture of clinical drug supplies and drug product meeting our specifications, and for other requirements;
➢	our estimates of the size and characteristics of the markets that may be addressed by our therapeutic candidates;
➢	market acceptance of our therapeutic candidates that are approved for marketing in the United States or other countries;
➢	our ability to successfully commercialize our therapeutic candidates, if approved for marketing;
➢	the safety and efficacy of therapeutics marketed by our competitors that are targeted to indications which our therapeutic candidates have been developed to treat;
➢	our ability to utilize our proprietary technological approach to develop and commercialize our therapeutic candidates;
➢	our heavy dependence on licensed intellectual property, including our ability to source and maintain licenses from third-party owners;
➢	our ability to protect our own or in-licensed intellectual property and operate our business without infringing the intellectual property rights of others;
➢	our ability to attract, retain and motivate key personnel;
➢	our ability to generate revenue and become profitable;

➢	the outcome of our Phase Ia clinical trial with TTX-MC138, which commenced in the third quarter of 2024 and in which there are patients continuing on that trial, and our Phase IIa clinical trial, which we have recently initiated, and our ability to complete this trial;
➢	the impact of natural disasters, global pandemics, armed conflicts and wars, labor disputes, lack of raw materials or other supplies, issues with facilities and equipment, or other forms of disruption to business operations at our manufacturing or laboratory facilities or those of our vendors;
➢	potential collaborations to license and commercialize any therapeutic candidates for which we receive regulatory approval in the future in or outside the United States; and
➢	other risks and uncertainties, including those listed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and in our other regulatory filings.

The risks set forth above are not exhaustive. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q reflect our current views with respect to future events and with respect to our business and future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II, Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You are advised, however, to consult any further disclosure we make in our reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

This Quarterly Report on Form 10-Q may include data that we obtained from industry publications and third-party research, surveys and studies. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. This Quarterly Report on Form 10-Q also may include data based on our own internal estimates and research, including estimates regarding our consolidated financial statements and business operations. Our internal estimates have not been verified by any independent source and, while we believe any data obtained from industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data. Such third-party data, as well as our internal estimates and research, are subject to a high degree of uncertainty and risk due to a variety of factors, including those described in Part II, Item 1A, “Risk Factors,” and elsewhere in this Quarterly Report on Form 10-Q. These and other factors could cause our results to differ materially from those expressed in or suggested by this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCODE THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
Assets	(Unaudited)
Current assets:
Cash	$8,383,393	$17,813,521
Grant receivable	—	952,460
Reimbursement right	—	2,297,806
Due from related party	638	638
Prepaid expenses and other current assets	2,259,120	919,440
Total current assets	10,643,151	21,983,865
Property and equipment, net of depreciation	322,809	370,681
Goodwill	25,744,143	25,744,143
Intangible assets	114,300,000	114,300,000
Total assets	$151,010,103	$162,398,689

Liabilities, Non-Voting Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$4,682,359	$3,494,220
Deferred grant income	63,947	—
Notes payable - convertible, at fair value	652,411	—
Total current liabilities	5,398,717	3,494,220
Long-term liabilities:
Warrant liability - Series C	330,526	434,399
Contingent consideration	6,465,000	6,364,000
Deferred tax liability	457,677	226,068
Long-term liabilities	7,253,203	7,024,467
Total liabilities	12,651,920	10,518,687
Commitments and contingencies
Series A Non-Voting Convertible Preferred Stock – $0.0001 par value per share; 1,242.0717 shares authorized at June 30, 2026, and December 31, 2025; 1,242.0717 and 1,212.1822 shares issued and outstanding at June 30, 2026, and December 31, 2025	143,384,776	141,544,536
Series B Non-Voting Convertible Preferred Stock – $0.0001 par value per share; 223.7337 shares authorized at June 30, 2026, and December 31, 2025; 223.7337 shares issued and outstanding at June 30, 2026, and December 31, 2025	22,668,324	—
Stockholders’ equity (deficit):
Series C Non-Voting Convertible Preferred Stock – $0.0001 par value per share; 1,214,204 and -0- shares authorized at June 30, 2026, and December 31, 2025, respectively; 1,214,204 and -0- shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	121	—
Common stock – $0.0001 par value per share; 290,000,000 shares authorized at June 30, 2026, and December 31, 2025; 1,011,595 and 916,968 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	101	92
Additional paid-in capital	94,703,052	108,198,366
Accumulated deficit	(122,398,191)	(97,862,992)
Total stockholders’ equity (deficit)	(27,694,917)	10,335,466
Total liabilities, non-voting convertible preferred stock, and stockholders' equity (deficit)	$151,010,103	$162,398,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSCODE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$3,693,865	$2,565,982	$8,800,813	$4,785,509
Acquired in-process research and development expense	—	—	10,426,257	—
General and administrative	2,536,179	1,655,152	4,758,002	2,606,804
SEPA financing issuance costs	559,461	—	559,461	—
Total operating expenses	6,789,505	4,221,134	24,544,533	7,392,313
Operating loss	(6,789,505)	(4,221,134)	(24,544,533)	(7,392,313)

Other income (expense)
Change in fair value of warrant liabilities	229,221	(161,714)	103,873	(9,396,636)
Change in fair value of contingent consideration	(217,000)	—	(101,000)	—
Change in fair value of convertible note payable	(9,534)	—	(9,534)	—
Grant income	21,316	153,685	161,151	501,529
Currency exchange loss	(36,494)	(47,487)	(57,602)	(74,675)
Interest income	52,168	148	144,056	294
Interest expense	—	—	—	(114)
Total other income (expense)	39,677	(55,368)	240,944	(8,969,602)
Loss before income tax provision	(6,749,828)	(4,276,502)	(24,303,589)	(16,361,915)
Deferred income tax provision	(300)	—	(231,609)	—
Net loss	(6,750,128)	(4,276,502)	(24,535,198)	(16,361,915)
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	(115,015)	—	(1,840,240)	—
Net loss attributable to common stockholders	$(6,865,143)	$(4,276,502)	$(26,375,438)	$(16,361,915)

Basic and diluted net loss per share
Net loss attributable to common stockholders	$(6,865,143)	$(4,276,502)	$(26,375,438)	$(16,361,915)
Weighted-average common shares outstanding	957,191	833,653	937,191	504,252
Net loss per share	$(7.17)	$(5.13)	$(28.14)	$(32.45)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSCODE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NON-VOTING CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Series A Non-Voting		Series B Non-Voting		Series B Non-Voting		Series C Non-Voting						Total
	Convertible		Convertible		Convertible		Convertible				Additional		Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Six months ended June 30, 2026
Balance, December 31, 2025	1,212.1822	$141,544,536	—	$—	223.7337	$—	—	$—	916,968	$92	$108,198,366	$(97,862,992)	$10,335,466
Net loss	—	—	—	—	—	—	—	—	—	—	—	(17,785,071)	(17,785,071)
Issuance of Series C Preferred Stock, net of issuance costs	—	—	—	—	—	—	1,214,204	121	—	—	10,426,136	—	10,426,257
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	—	1,725,225	—	—	—	—	—	—	—	—	(1,725,225)	—	(1,725,225)
Balance, March 31, 2026 (unaudited)	1,212.1822	143,269,761	—	—	223.7337	—	1,214,204	121	916,968	92	116,899,277	(115,648,063)	1,251,427
Net loss	—	—	—	—	—	—	—	—	—	—	—	(6,750,128)	(6,750,128)
Reclassification of Series B Preferred Stock from Permanent Equity to Temporary Equity	—	—	223.7337	22,668,324	(223.7337)	—	—	—	—	—	(22,668,324)	—	(22,668,324)
Payment of SEPA commitment fee in common shares	—	—	—	—	—	—	—	—	33,334	3	279,997	—	280,000
Conversion of convertible note into common stock	—	—	—	—	—	—	—	—	61,293	6	307,117	—	307,123
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	29.8895	115,015	—	—	—	—	—	—	—	—	(115,015)	—	(115,015)
Balance, June 30, 2026 (unaudited)	1,242.0717	$143,384,776	223.7337	$22,668,324	—	$—	1,214,204	$121	1,011,595	$101	$94,703,052	$(122,398,191)	$(27,694,917)

Six months ended June 30, 2025
Balance, December 31, 2024	—	$—	—	$—	—	$—	—	$—	36,753	$4	$61,183,178	$(63,201,916)	$(2,018,734)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(12,085,413)	(12,085,413)
Issuances of common stock, net	—	—	—	—	—	—	—	—	796,930	80	8,854,717	—	8,854,797
Exercise of Series D warrants	—	—	—	—	—	—	—	—	—	—	15,384,319	—	15,384,319
Share-based compensation	—	—	—	—	—	—	—	—	—	—	157,729	—	157,729
Balance, March 31, 2025 (unaudited)	—	—	—	—	—	—	—	—	833,683	84	85,579,943	(75,287,329)	10,292,698
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,276,502)	(4,276,502)
Share-based compensation	—	—	—	—	—	—	—	—	—	—	131,510	—	131,510
Balance, June 30, 2025 (unaudited)	—	$—	—	$—	—	$—	—	$—	833,683	$84	$85,711,453	$(79,563,831)	$6,147,706

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSCODE THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(24,535,198)	$(16,361,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	47,873	26,885
Amortization of right-of-use asset	—	37,731
Non-cash acquired in-process research and development cost	10,426,257	—
Non-cash SEPA financing commitment fees	280,000	—
Share-based compensation expense	—	289,239
Change in fair value of contingent consideration	101,000	—
Change in fair value of warrant liabilities	(103,873)	9,396,636
Change in fair value of convertible note payable	9,534	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(1,339,680)	591,489
Accounts payable and accrued expenses	1,188,137	(1,143,146)
Deferred grant income	63,947	(25,408)
Grant receivable	952,460	(176,122)
Reimbursement right asset	2,297,806	—
Security deposit	—	111,856
Operating lease liability	—	(38,291)
Deferred tax liability	231,609	—
Net cash used in operating activities	(10,380,128)	(7,291,046)
Cash flows from financing activities:
Net proceeds from sales of common stock	—	8,854,797
Proceeds from convertible promissory notes	950,000	—
Net cash provided by financing activities	950,000	8,854,797
Net change in cash	(9,430,128)	1,563,751
Cash, beginning of period	17,813,521	5,811,064
Cash, end of period	$8,383,393	$7,374,815

Supplemental disclosure of cash flow information
Supplemental disclosure of non-cash investing and financing activities:
Settlement of SEPA commitment fee in common stock	$280,000	$—
Conversion of convertible promissory notes, to common stock	$307,123	$—
Exercise of Series D warrants	$—	$15,384,319
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	$1,840,240	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

(1)   Nature of Business and Liquidity

TransCode Therapeutics, Inc. (the “Company” or “TransCode”) was incorporated on January 11, 2016, under the laws of the State of Delaware. TransCode is a clinical-stage biopharmaceutical company focused primarily on the research and development (“R&D”) of innovative drugs for treating cancer. The Company operates in one segment. Its lead therapeutic candidate, TTX-MC138, comprises an oligonucleotide conjugated to an iron oxide nanoparticle designed to be administered by infusion to inhibit the ability of metastatic tumor cells to survive. The goal of the therapy, if approved, is to achieve durable disease regression, progression-free survival and long-term patient survival. In the second quarter 2026, the Company initiated a Phase 2a clinical trial with TTX-MC138 in patients with colorectal cancer (CRC) who are at high risk of recurrence despite having already received curative intent therapy with surgery and/or chemotherapy. Initial patient enrollment in the Phase 2a trial is expected in the third quarter 2026. In addition to TTX-MC138, the Company has several other cancer therapy drug candidates in its pipeline, including Seviprotimut-L as described below and a pre-clinical candidate program involving genetically-engineered adenoviruses to harness the immune system to fight cancer licensed from Unleash Immuno Oncolytics, Inc. (“Unleash”). The Company completed its initial public offering (“IPO”) on July 13, 2021. The Company plans to expand development of its lead therapeutic candidate and other candidates and to explore strategic partnerships.

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

The Company intends to continue developing TTX-MC138 and on developing Seviprotimut-L as available funding allows, with the primary near-term focus on advancing TTX-MC138 in a Phase 2a clinical trial for patients with CRC. The Company is evaluating the potential to augment Seviprotimut-L's anti-cancer effects by combining it with TTX-MC138 to address micrometastases in stage IIB and IIC melanoma patients.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(1)   Nature of Business and Liquidity (continued)

To further support its planned operations, the Company will require additional capital; however, the Company cannot be certain that additional funding will be available on acceptable terms, or at all. Through the date of these consolidated financial statements, the Company’s primary source of capital was from the sale of equity securities in its IPO and subsequent financings, sales of convertible promissory notes, and funds received under SBIR Awards. For the foreseeable future, the Company plans to fund its operations by continuing to raise additional capital, primarily through sales of equity or debt, and from funds that may be awarded under government and other grants.

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

Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Due to the Company’s recurring and expected continuing losses from operations, the Company has concluded there is substantial doubt concerning its ability to continue as a going concern for one year after the issuance of these consolidated financial statements without additional capital becoming available. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

For the six months ended June 30, 2026, consolidated net cash used in operating activities was approximately $10.4 million and the Company’s consolidated net loss was approximately $24.5 million. As of that date, the Company had a consolidated accumulated deficit of approximately $122.4 million and approximately $8.4 million in cash. Management believes that cash at June 30, 2026, along with proceeds from the July 2026 sale of a convertible note, are sufficient to fund the Company’s operations and capital requirements to approximately year-end 2026.

(2)   Summary of Significant Accounting Policies

(a)   Basis of Presentation

The interim consolidated financial statements included herein are unaudited and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ABCJ, LLC, including ABCJ’s wholly-owned subsidiaries, Polynoma, LLC and Polynoma, Inc. All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, these consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of the consolidated financial position of the Company at June 30, 2026, its consolidated results of operations for the three and six months ended June 30, 2026 and 2025, and its consolidated cash flows for the six months ended June 30, 2026 and 2025. The interim consolidated results of operations are not necessarily indicative of consolidated results to be expected for a full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, and notes thereto contained in the Company’s Annual Report on Form 10-K, filed with the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations relating to interim financial statements.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(2)   Summary of Significant Accounting Policies (continued)

(b)   Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the consolidated financial statements, and the reported amounts of consolidated revenues and expenses during the reporting period. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. Significant items subject to such estimates and assumptions include but are not limited to estimated work performed but not yet billed by contract manufacturers and clinical research organizations, the valuation of equity and stock-based instruments, the valuation allowance related to deferred taxes, the estimated fair value of the net assets acquired in connection with the Acquisition, contingent value rights (“CVRs”) issued to common stockholders at October 20, 2025, in connection with the Acquisition, the estimated fair value of the contingent consideration agreed to in connection with the Acquisition, share-based compensation, valuation of warrant liability, income from grants, the estimated fair value of the convertible note, and accrued research and development costs. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. These judgments can be subjective and complex. Accounting estimates used in the preparation of these consolidated financial statements change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Due to the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results may materially vary from these estimates.

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

June 30, 2026

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

June 30, 2026

(Unaudited)

(2)   Summary of Significant Accounting Policies (continued)

The estimated fair value of the common stock used by the Company to determine the expense of option awards is the closing price of the Company’s common shares on the Nasdaq Stock Market LLC (“Nasdaq”) on the date of each award. Other factors used in calculating the fair value of share-based awards represented management’s best estimates, some of which involve inherent uncertainties and the application of management’s judgment. As a result, if factors were to change and management were to use different assumptions, share-based compensation expense could be materially different.

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

June 30, 2026

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

(l)   Reverse Stock Splits

All common stock share and per share data, and exercise price data for applicable common stock equivalents, included in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock splits described below. None of these reverse stock splits changed the number of authorized shares of common stock.

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

June 30, 2026

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(2)   Summary of Significant Accounting Policies (continued)

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

For the six months ended June 30, 2026, the Company determined that there was no impairment to IPR&D.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(2)   Summary of Significant Accounting Policies (continued)

(r)	Goodwill

Goodwill represents the amount of consideration paid in an acquisition in excess of the fair value of net assets acquired as a result of the Company’s business acquisitions accounted for using the acquisition method of accounting. The intangible assets acquired represented the fair value of IPR&D which has been recorded on the Company’s consolidated balance sheets as indefinite-lived intangible assets. A deferred tax liability was recorded for the difference between the fair value of the acquired IPR&D and its tax basis which was recognized as goodwill in applying the purchase method of accounting. Goodwill is not amortized and is subject to impairment testing at least annually on October 1 and whenever facts and circumstances indicate that its carrying amount may not be recoverable. An entity is permitted to first assess qualitative factors to determine if a quantitative impairment test is necessary. Quantitative impairment testing is only required if the entity determines, based on the qualitative assessment, that it is more likely than not that the fair value of the goodwill is less than its carrying amount.

For the six months ended June 30, 2026, the Company determined that there was no impairment to goodwill.

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

(t)	Redeemable and Convertible Preferred Stock

The Company applies ASC 480 when determining the classification and measurement of its preferred stock. Preferred shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable preferred shares (including preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, preferred shares are classified as stockholders’ equity (deficit). See Note 14 to these consolidated financial statements.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(2)   Summary of Significant Accounting Policies (continued)

(v)   Fair Value Option

The Company has elected the fair value option for the Convertible Notes associated with the SEPA which are recorded in Notes payable – convertible, at fair value on the Company’s Consolidated Balance Sheets. The Company’s fair value option elections are made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments, allowing entities to make an irrevocable election of fair value as the initial and subsequent measurement attributed for certain eligible financial assets and liabilities. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported on the Company’s Consolidated Balance Sheets separate from instruments using another accounting method.

In the case of the convertible notes for which fair value option was elected, origination fees and costs related to the initiation of the notes should be immediately recognized in earnings on the Company’s Consolidated Statements of Operations. In the case of notes for which the fair value option is elected, financing fees related to the convertible notes should be immediately recognized as an expense on the Company’s Consolidated Statements of Operations within General and Administrative expense. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a company reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks, and does not include any specific costs or fees.

(w)   Recently Adopted Accounting Standards

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

(x)   Recent Accounting Pronouncements

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

In May 2025, the FASB issued ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity,” to improve the requirements for identifying the accounting acquirer in Topic 805, “Business Combinations.” The amendments in ASU 2025-03 revise current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. Entities will be required to apply the new guidance prospectively to any acquisition transaction that occurs after the initial application date. Adoption of this guidance is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods; early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effect of this ASU on its consolidated financial statements.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(2)   Summary of Significant Accounting Policies (continued)

In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” This standard provides authoritative guidance for recognition, measurement, and presentation of government grants from a government to a business entity. The standard is effective for annual periods beginning after December 15, 2028, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2025-10 on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements.” The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this update in an interim period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. An entity may elect to early adopt the amendments on an issue-by-issue basis. An entity should apply the amendments in this update (except for the amendments to Topic 260, “Earnings Per Share”) using either (i) prospectively to all transactions recognized on or after the date that the entity first applies the amendments or (ii) retrospectively to the beginning of the earliest comparative period presented, and should adjust the opening balance of retained earnings as of the beginning of the earliest comparative period presented. For the amendments in this update to Topic 260, an entity should apply the amendments retrospectively to each prior reporting period presented in the period of adoption. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements and related disclosures.

(3) Business Combination

On October 8, 2025, the Company entered into the Purchase Agreement with DEFJ pursuant to which the Company acquired 100% of the issued and outstanding membership interests of ABCJ. Prior to the Acquisition, ABCJ was a wholly-owned subsidiary of DEFJ and an indirect wholly-owned subsidiary of CKLS. The Company determined that ABCJ was a VIE) and the Company is the primary beneficiary and the accounting acquirer.

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

The Board approved the Purchase Agreement and the related transactions, and consummation of the Acquisition was not subject to approval of Company stockholders. Under Nasdaq rules, stockholder approval was required in connection with the conversion of the Preferred Stock into Common Stock. On July 20, 2026, the Company’s stockholders approved (i) the conversion of shares of Series A Preferred Stock into shares of Common Stock; (ii) the conversion of shares of Series B Preferred Stock into shares of Common Stock in accordance with Nasdaq rules; and (iii) a “change of control” under Nasdaq Listing Rules 5110 and 5635(b).

The fair value of the consideration totaled approximately $140.0 million, summarized as follows:

Fair value of contingent consideration	$7,948,000
Reimbursement right asset	(2,297,806)
Fair value of common stock issued	1,232,618
Fair value of preferred stock issued	133,097,333
Total Consideration Paid	$139,980,145

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(3) Business Combination (continued)

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

The following table summarizes the Company’s intangible assets and goodwill acquired in connection with the Acquisition and their carrying values as of June 30, 2026:

			Carrying Value
	Acquisition Date		as of
	Level 3		June 30,
	Fair Value	Impairment	2026

Seviprotimut-L	$114,300,000	$—	$114,300,000
Total in-process research and development (IPR&D)	$114,300,000	$—	$114,300,000

Goodwill	$25,744,143	$—	$25,744,143

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(3) Business Combination (continued)

Intangible asset fair values for the IPR&D program were determined using the Multi-Period Excess Earnings Method (“MPEEM”) which is a form of the income approach. Under the MPEEM, the fair value of an intangible asset is equal to the present value of the asset's incremental after-tax cash flows (excess earnings) remaining after deducting the market rates of return on the estimated value of contributory assets (contributory charge) over its remaining useful life. To calculate fair value of acquired IPR&D programs under the MPEEM, the Company uses probability-weighted cash flows discounted at a rate considered appropriate given the significant inherent risks associated with drug development by development-stage companies. Cash flows were calculated based on estimated projections of revenues and expenses related to each program and then reduced by a contributory charge on requisite assets employed. Contributory assets included debt-free working capital, net fixed assets and assembled workforce. Rates of return on the contributory assets were based on rates used for comparable market participants. Cash flows were assumed to extend through the market exclusivity period expected to be provided by trade-secrets and patents or for products related to the indication to be treated. The resultant cash flows were then discounted to present value using a weighted-average cost of equity capital for companies with profiles substantially similar to that of the acquired IPR&D program, which the Company believes represents the rate that market participants would use to value the assets. The Company compensated for the phase of development of the program by probability-adjusting its estimation of the expected future cash flows. The projected cash flows were based on significant assumptions, such as the time and resources needed to complete development and approval of the IPR&D program, estimates of revenues and operating profits related to the program considering its stage of development, the life of the potential commercialized product and associated risks, including the inherent difficulties and uncertainties in drug development, such as obtaining marketing approval from the U.S. Food and drug Administration (“FDA”) and other regulatory agencies, and risks related to the viability of and potential alternative treatments in any future target markets.

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

(4)   Fair Value Measurements

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of the dates of the Company’s consolidated balance sheets herein. The carrying amount of cash, grant receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and deferred grant income approximated their fair value due to their short-term or fixed arrangements nature. Warrant liabilities and contingent considerations are recorded based on their fair value.

Warrant Liability.

The Company’s warrant liability has been recorded at fair value which is considered a Level 3 measurement on the fair value hierarchy due to the significant unobservable inputs used in the valuation. The fair value of the warrant liability at issuance and at December 31, 2024, was determined using a Monte Carlo simulation model within a risk-neutral framework to reflect factors such as probability weighted outcomes regarding a requisite stockholder approval date and a date of a potential de-listing of the Company’s stock from Nasdaq. This widely accepted Monte Carlo modeling approach is used to value complex instruments, including warrants with strike price resets and anti-dilution provisions. Fair value of the warrant liability as of June 30, 2026, was determined using the Black-Scholes valuation model which the Company deemed appropriate as both the exercise price of the warrants and the number of shares issuable were known, no longer requiring use of a simulation model.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(4)   Fair Value Measurements (continued)

The table below lists key assumptions used in the valuations of the warrant liability as of June 30, 2026, and December 31, 2025. The $330,526 fair value of the Series C Warrants as of June 30, 2026, was a decrease of $103,873 from December 31, 2025, which decrease was recorded as change in fair value of warrant liability.

Assumptions	June 30, 2026	December 31, 2025
Risk-free rate	4.17%	3.64%
Volatility	115.00%	115.00%
Expiration date of Series C	February 24, 2030	February 24, 2030
Remaining term in years	3.7	4.2
Share Price	$ 6.21	$ 6.83
Strike Price	$ 69.67	$ 69.67

Convertible Note.

The Company has elected to record the First Convertible Note (as defined in Note 9) at fair value in accordance with ASC 825 at the date of issuance and in subsequent reporting periods. The estimated fair value of the First Convertible Note represents a Level 3 measurement due to the use of significant unobservable inputs. The valuation was based on a lattice model, with inputs including underlying stock price of $8.91 per share, an exercise price of $10.71 per share, a floor price of $1.72, per share, volatility of 155%, a remaining term of 1.5 years, and a risk-free interest rate of 3.66%. The Company has elected to present the entire change in fair value of the convertible note, including the component related to accrued interest, in a single line item in its consolidated statements of operations.

Because of the short amount of time between the issuance of the First Convertible Note and the date of the balance sheet in this Quarterly Report on Form 10-Q, the Company did not record any change in the fair value of the First Convertible Note between those dates. The fair value of the First Convertible Note will be remeasured at each balance sheet date of future reporting periods.

Contingent Consideration.

The Company incurred a contingent consideration liability in connection with the Acquisition. It records this liability at fair value which is considered a Level 3 measurement on the fair value hierarchy due to the significant unobservable inputs used in valuation of the contingent consideration liability such as the probability of milestone events being achieved and the time to payment of potential milestone events. The four milestone events, all related to Seviprotimut-L, their expected achievement dates, and their related payments are:

	Expected
	Achievement
Milestone Event	Date	Amount
1. First dosing in a patient in a U.S. Phase 3 Non-Confirmatory Clinical Study	June 30, 2029	$5,000,000
2. Achievement of applicable primary endpoint in U.S. Phase 3 Non-Confirmatory Clinical Study	June 30, 2036	$10,000,000
3. First submission of Biologics License Application (“BLA”) to the U.S. FDA	June 30, 2042	$10,000,000
4. First approval by the FDA of a BLA	June 30, 2043	$60,000,000

The fair value of the contingent consideration liability at issuance and at June 30, 2026, was determined using a discounted cash flow analysis. The table below lists key assumptions used in the valuations as of June 30, 2026, and December 31, 2025. The fair value of the contingent consideration at June 30, 2026, was an increase of $101 thousand from December 31, 2025, which increase was recorded as change in fair value of contingent consideration.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(4)   Fair Value Measurements (continued)

Assumptions	June 30, 2026	December 31, 2025
Expected achievement date of milestone event #1	June 30, 2029	June 30, 2029
Probability of achieving milestone event #1	90.00%	90.00%
Discount rate applied to milestone event #1	16.50%	15.60%
Expected achievement date of milestone event #2	June 30, 2036	June 30, 2036
Probability of achieving milestone event #2	42.90%	42.90%
Discount rate applied to milestone event #2	16.10%	15.40%
Expected achievement date of milestone event #3	June 30, 2042	June 30, 2042
Probability of achieving milestone event #3	42.90%	42.90%
Discount rate applied to milestone event #3	16.00%	15.40%
Expected achievement date of milestone event #4	June 30, 2043	June 30, 2043
Probability of achieving milestone event #4	39.50%	39.50%
Discount rate applied to milestone event #4	16.00%	15.40%

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis as of the dates indicated.

June 30, 2026

	Level 1	Level 2	Level 3	Total
Liabilities
Notes Payable - Convertible	$—	$—	$652,411	$652,411
PIPE warrants - Series C	—	$—	$330,526	$330,526
Contingent consideration	—	—	6,465,000	6,465,000
Total liabilities, at fair value	$—	$—	$7,447,937	$7,447,937

December 31, 2025

	Level 1	Level 2	Level 3	Total
Liabilities
PIPE warrants - Series C	$—	$—	$434,399	$434,399
Contingent consideration	—	—	6,364,000	6,364,000
Total liabilities, at fair value	$—	$—	$6,798,399	$6,798,399

	Notes Payable	Warrants	Warrants	Contingent	Total
Level 3 Rollforward:	Convertible	Series C	Series D	Consideration	Liabilities
Balance, December 31, 2024	$—	$517,871	$6,023,526	$—	$6,541,397
Additions	—	—	—	7,948,000	7,948,000
Change in fair value	—	(83,472)	9,360,793	(1,584,000)	7,693,321
Exercise of Series D warrants	—	—	(15,384,319)	—	(15,384,319)
Balance, December 31, 2025	—	434,399	—	6,364,000	6,798,399
Additions	950,000	—	—	—	950,000
Change in fair value	9,534	(103,873)	—	101,000	6,661
Conversion of convertible promissory notes to common stock	(307,123)	—	—	—	(307,123)
Balance, June 30, 2026	$652,411	$330,526	$—	$6,465,000	$7,447,937

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(5)   Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2026	2025
Prepaid operating expenses	$80,226	$31,901
Contract manufacturers and research organizations	1,804,983	242,976
Insurance premiums	15,412	286,064
Prepaid FICA	358,499	358,499
	$2,259,120	$919,440

(6)   Property and Equipment

Property and equipment, net, consisted of the following:

	June 30,	December 31,
	2026	2025
Laboratory and computer equipment	$757,941	$757,941
Less accumulated depreciation	(435,132)	(387,260)
Total property and equipment, net	$322,809	$370,681

Depreciation expense for the three months ended June 30, 2026 and 2025, was $23,937 and $13,443, respectively, and for the six months ended June 30, 2026 and 2025, was $47,873 and $26,885, respectively.

(7)    Receivable from Related Party

On October 8, 2025, under the Purchase Agreement, DEFJ agreed to reimburse the Company for up to $3 million of specified Polynoma-related expenses incurred in the fourth quarter of 2025. The Company invoiced DEFJ for approximately $2.3 million of such expenses incurred through or related to activities initially arising prior to December 31, 2025, and received payment in full from DEFJ during the second quarter 2026.

There was no comparable reimbursement arrangement prior to the Acquisition.

(8)   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2026	2025
Professional and general consulting fees	$861,725	$1,086,260
R&D-related – CMOs, CROs, supplies, equipment and consulting	3,427,528	1,958,208
General expenses	133,652	70,588
Insurance premiums	—	4,314
Payroll and benefits	233,981	374,850
Accrued license payments	25,473	—
	$4,682,359	$3,494,220

At June 30, 2026, and December 31, 2025, the Company’s outstanding payables to CROs or CMOs included above were $2,682,983 and $1,443,486, respectively.

See Note 12 for further information regarding the accrued license payments.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(9) Convertible Note and SEPA

On April 6, 2026, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with YA II PN, LTD, a Cayman Islands exempt limited partnership, (“Yorkville”) pursuant to which it has the right (the “SEPA Option”) to sell to Yorkville up to $14 million of shares of Common Stock, subject to certain limitations and conditions set forth in the SEPA, from time to time during the term of the SEPA (the “Commitment Amount”). Sales of Common Stock to Yorkville under the SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Common Stock to Yorkville under the SEPA.

Upon satisfaction of the conditions to Yorkville’s purchase obligations set forth in the SEPA, the Company may, at its sole discretion, direct Yorkville to purchase specified amounts of Common Stock. The purchase price per share for each Advance is set at 97% of the lowest daily volume weighted average price (“VWAP”) during the three consecutive trading days beginning on the date upon which an Advance Notice is delivered. Actual sales of Common Stock to Yorkville under the SEPA will depend on a variety of factors including some to be determined by the Company, in its sole discretion, from time to time, which may include, among other things, market conditions, the trading price of the Company’s Common Stock and the Company’s determinations as to appropriate sources of funding for its business and operations.

The SEPA Option was evaluated and determined to be a freestanding financial instrument which met the criteria to be accounted for as a derivative instrument. As of June 30, 2026, the Company determined the fair value of the SEPA Option was insignificant.

In connection with the SEPA, Yorkville also agreed to advance up to $6.0 million to the Company, less certain amounts as described below, to be paid in two tranches (each, a “Pre-Paid Advance” and, together, the “Pre-Paid Advances”), in exchange for issuance by the Company to Yorkville of convertible promissory notes (each, a “Convertible Note” and, together, the “Convertible Notes”). Pursuant to the Convertible Notes and the SEPA, Yorkville may convert all or any portion of the outstanding principal amount, accrued but unpaid interest, and other amounts outstanding under the Convertible Notes into shares of Common Stock, at any time and from time to time during the term of the Convertible Notes.

The first Pre-Paid Advance was disbursed to the Company on April 16, 2026. In exchange for the first Pre-Paid Advance, the Company issued to Yorkville a Convertible Note in the principal amount of $1.0 million (the “First Convertible Note”), sold with a purchase price discount of 5.0% (or $50,000). The First Convertible Note is convertible into Common Stock at the lower of (i) $10.71 per share and (ii) 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion date, but in no event lower than the “Floor Price” of $1.72 per share (the “First Convertible Note Conversion Price”). After accounting for the purchase price discount, the Company received gross proceeds of $950,000 from the sale of the First Convertible Note. As of June 30, 2026, Yorkville had converted $300,000 principal amount of the First Convertible Note plus accrued interest. The Company has elected to record the First Convertible Note at fair value at the date of issuance and in subsequent reporting periods. The estimated fair value of the First Convertible Note represents a Level 3 measurement. due to the use of significant unobservable inputs. Because of the short amount of time between the issuance of the First Convertible Note and the date of the balance sheet in this Quarterly Report on Form 10-Q, there was no increase or decrease in the fair value of the First Convertible Note between those dates. The fair value of the First Convertible Note will be remeasured at each balance sheet date of future reporting periods.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(9) Convertible Note and SEPA (continued)

The second tranche of the Pre-Paid Advance was disbursed to the Company on July 22, 2026, in exchange for the issuance to Yorkville of a Convertible Note in the principal amount of $5.0 million (the “Second Convertible Note”). The Second Convertible Note was issued with a purchase price discount of 5.0% (or $250,000) and is convertible into Common Stock at the lower of (i) a price equal to 115% of the VWAP on the day prior to the issuance of the Second Convertible Note and (ii) 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion date, but in no event lower than the Floor Price (the “Second Convertible Note Conversion Price,” and together with the First Convertible Note Conversion Price, the “Conversion Price”). After accounting for the purchase price discount, the Company received gross proceeds of $4,750,000 pursuant to the Second Convertible Note. Interest on the outstanding balances of the Convertible Notes accrues at an annual rate of 5.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date of each Convertible Note is 18 months from the date upon which the Convertible Note was issued. The applicable maturity date of each Convertible Note may be extended by the Company, at its option, for a period of six months on two occasions by providing written notice to Yorkville. On the applicable maturity date, any portion of the outstanding principal amount and accrued but unpaid interest that remains outstanding on such Convertible Note will automatically be converted into Common Stock at the then applicable Conversion Price, provided that if any Equity Condition (as defined in the Form of Promissory Note ) is not satisfied, the applicable maturity date will automatically be extended until all Equity Conditions have been satisfied.

(10)    Grant Income

In September 2024, the Company received its second award (the “2024 Award”) from the National Cancer Institute of the National Institutes of Health (the “NIH”). The 2024 Award is a two-year, Direct to Phase II, SBIR Award to support IND-enabling and clinical trial activities in the Company’s clinical trial with its lead candidate, TTX-MC138. The total 2024 Award is for $1,999,972 of which $1,011,207 applies to the first year and $988,765 applies to the second year. Income under the grant is recognized as work under the grant is completed. The Company recognized grant income of $21,316 and $153,685 for the three months ended June 30, 2026 and 2025, respectively, and $161,151 and $501,529, respectively, for the six months ended June 30, 2026 and 2025. The Company recorded grant income receivable of $0 and $952,460 at June 30, 2026, and December 31, 2025, respectively. The Company had deferred grant income of $63,947 and $0 at June 30, 2026, and December 31, 2025, respectively.

(11)    Unleash License Agreement

On March 2, 2026, the Company entered into an Exclusive Licensing Agreement (the “Licensing Agreement”) with Unleash Immuno Oncolytics, Inc., a Delaware corporation, (“Unleash”) pursuant to which Unleash granted the Company a royalty-free, sublicensable global license to develop Unleash’s pre-clinical candidate program involving genetically-engineered adenoviruses to harness the immune system to fight cancer, as well as an exclusive, perpetual, irrevocable, worldwide, fully-paid up, royalty-free, sublicensable right and license to related technology. In consideration of the Licensing Agreement, the Company issued 1,136,364 shares of its Series C Non-Voting Convertible Preferred Stock to Unleash. The Series C Preferred Stock is not convertible until the Company’s stockholders approve the conversion of the Series C Non-Voting Preferred Stock into shares of Common Stock in accordance with the listing rules of Nasdaq (the “Unleash Stockholder Approval”). Following the Unleash Stockholder Approval which was obtained on July 20, 2026, each share of Series C Preferred Stock is convertible into one share of the Company’s Common Stock. The powers, preferences, rights, qualifications, limitations and restrictions applicable to the Series C Preferred Stock are set forth in the Series C Preferred Stock Certificate of Designation. Pursuant to a Registration Rights Agreement with Unleash, the Company filed a resale registration statement on Form S-3 registering the shares issued under the Unleash Registration Rights Agreement which registration statement has been declared effective by the Securities and Exchange Commission. The Company also granted Unleash customary demand registration and indemnification rights and entered into customary issuer covenants. The Licensing Agreement was treated as an asset acquisition and expensed in research and development expense during the current period as acquired IPR&D. Consideration paid comprises the estimated fair value of the Series C Preferred Stock issued to Unleash. See Note 14 – “Stockholders’ Equity (Deficit).”

Tungsten Advisors (together with its affiliates, “Tungsten”) acted as the financial advisor to the Company in connection with the Licensing Agreement. As compensation for services rendered by Tungsten, the Company issued to Tungsten and its designees an aggregate of 77,840 shares of Series C Preferred Stock.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(11)    Unleash License Agreement (continued)

The fair value of the consideration totaled approximately $10.4 million, summarized as follows:

Fair value of preferred stock issued to Unleash	$9,757,844
Fair value of preferred stock issued to Tungsten	668,413
Total Consideration Paid	$10,426,257

(12)   Commitments and Contingencies

(a)   Leases

From February 1, 2023, to January 31, 2025, the Company subleased 4,837 square feet of laboratory and office space in Newton, Massachusetts, which it accounted for in accordance with to ASU 842. Upon termination of this sublease on January 31, 2025, the Company relocated its business operations to another location under a six-month agreement for $3,520 per month with options to renew semi-annually.

Prior to February 1, 2023, and subsequent to January 31, 2025, the Company had no operating leases with maturities greater than one year.

Rent expense for the three months ended June 30, 2026 and 2025, was $20,922 and $11,715, respectively, and $38,514 and $57,278, respectively, for the six months ended June 30, 2026 and 2025.

(b)   License Agreements

License One. In November 2018, the Company licensed the exclusive rights to certain intellectual property to support development of its therapeutic candidates (“License”). The intellectual property licensed by the Company is owned by The General Hospital Corporation, d/b/a Massachusetts General Hospital, (“Licensor”). Payments by the Company under the license agreement included a one-time non-refundable fee of $50,000 paid after execution of the License; reimbursement of Licensor’s patent costs which, at execution of the License, were approximately $145,000; a minimum annual license fee of $25,000 payable within 60 days of each anniversary of the effective date of the License prior to the first commercial sale of a product or process covered by the License; milestone payments upon attainment of certain milestone events; royalties based on net sales of products covered by the patent-related rights; and a portion of any sublicense income received by the Company. The Company is responsible for the development and commercialization of the licensed assets and for meeting certain milestones set forth in the License.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(12)   Commitments and Contingencies (continued)

Milestone payments payable by the Company are summarized below. (Amounts shown as “[**]” are confidential.)

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

As of June 30, 2026 and December 31, 2025, no License One milestone events had been achieved.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(12)   Commitments and Contingencies (continued)

License Two. The Company’s second license is between Polynoma, LLC and Sloan Kettering Institute (“SKI”) For Cancer Research (the “SKI License”). The SKI License was entered into on April 12, 2006, by SKI and MAANEX LLC, a predecessor of Polynoma. The SKI License includes the following Milestone Events (excluding milestones that occurred prior to the Company’s acquisition of Polynoma which prior milestones were previously paid):

Milestone Event	Amount
1. Upon filing of a New Drug Application with the FDA for a product(s) subject to the SKI License	$50,000
2. Enrollment of first patient in a phase III clinical trial of a therapeutic product or process	$125,000

As of June 30, 2026, and December 31, 2025, no License Two milestone events had been achieved.

Accrued License Obligations. At June 30, 2026, and December 31, 2025, the Company had accrued $25,473 and $0, respectively, in license payments under the foregoing arrangements included in accounts payable and accrued expenses.

(c)   Collaboration Agreements

On December 11, 2025, the Company announced a collaboration to evaluate TTX-MC138 as part of the PRE-I-SPY clinical trial platform operated by Quantum Leap Health Care Collaborative (“Quantum Leap”). The PRE-I-SPY program will incorporate TTX-MC138 into a Phase IIa clinical trial designed as a multicenter, open-label, one-year treatment duration with one-year follow up, dose-expansion trial. The trial will evaluate event-free survival, ctDNA dynamics and pharmacokinetics of TTX-MC138 in up to 45 patients (i) with stage I-III adenocarcinoma of the colon or rectum who are ctDNA positive with minimal residual disease detected by tumor-informed ctDNA assays, (ii) who have completed standard curative-intent therapy, and (iii) who show no radiographic evidence of recurrence or metastasis. This trial was initiated in the second quarter 2026 with initial patient enrollments expected in the third quarter 2026. Dr. Paula Pohlmann of the MD Anderson Cancer Center is the Principal Investigator. The study is being conducted under a Quantum Leap IND and cross-referenced to the Company’s IND. The total amount of the Quantum Leap agreement is approximately $7.3 million payable against milestones tied to Quantum Leap’s performance under the terms of the collaboration agreement.

On July 29, 2022, the Company signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, the Company anticipated making certain expenditures with respect to Phase I and Phase II clinical trials which it expected to be conducted in part through MD Anderson as a primary investigator site. MD Anderson was also to provide preclinical work under the collaboration. The details of clinical and preclinical work were to be mutually agreed by the parties prior to commencing work. The Company committed to fund up to $10 million over the term of the collaboration. Of this amount, the initial payment schedule called for $500,000 to be paid within the first year in two installments. The $250,000 first payment made by the Company to MD Anderson in January 2023 was recorded as a Prepaid Expense pending such time as payments under the collaboration were due. In late 2024, the Company and MD Anderson agreed to amend the collaboration agreement in favor of MD Anderson focusing solely on participation in the Company’s Phase I/II clinical trial. This amendment relieved the Company from the obligation to make up to $10 million of collaboration payments. The Company is obligated to pay charges incurred by MD Anderson in connection with clinical trial services. Initial expenses of the clinical trial were charged against the initial payment made to MD Anderson. For the six months ended June 30, 2026 and 2025, these charges were $15,866 and $138,439, respectively.

(d)   Employment Agreements and Severance

The Company has entered into employment agreements with its executive officers which provide the employee with, among other things, severance payments upon termination of the agreement by the Company for any reason other than for cause, death or disability, or by the employee for good reason. The maximum aggregate severance payments under current agreements, which arise in the event of termination involving a Change of Control (as defined in the agreements), are approximately $2,436,750.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(12)   Commitments and Contingencies (continued)

(e)   Litigation

The Company may from time to time be subject to claims by others under various legal disputes. The defense of such claims, or any adverse outcome relating to any such claims, could have a material adverse effect on the Company’s liquidity, consolidated financial condition, and consolidated cash flows. At the balance sheet dates herein, the Company did not know of any claims or actions pending against it or threatened, the ultimate disposition of which could have a material adverse effect on its consolidated results of operations or consolidated financial condition except (i) claims by an investment bank that it is entitled to fees, claims which the Company rigorously disputes; and (ii) a complaint filed by Wheeler Bio, Inc. (“Wheeler”) on April 24, 2026, in the Supreme Court of the State of New York, County of New York, captioned Wheeler Bio, Inc. v. Polynoma LLC, et al., No. 652458/2026 against Polynoma and TransCode (the “Wheeler Action”). The Wheeler Action asserts two causes of action: breach of contract against Polynoma and intentional interference with contractual relations against TransCode. The claims arise out of an agreement between Wheeler and Polynoma for certain contract development and manufacturing services offered by Wheeler (the “Wheeler Agreement”). Wheeler alleges that, on October 1, 2025, Polynoma terminated a Statement of Work and a Change Order effective immediately without advance notice required by the Wheeler Agreement, and has failed to pay certain delay fees, cancellation fees, and invoices generated in connection with the Wheeler Agreement. Wheeler further alleges that TransCode caused Polynoma to terminate the Wheeler Agreement and to refuse to pay the fees at issue. The Wheeler Action seeks various amounts for compensatory and punitive damages, restitution, pre- and post-judgment interest, and attorneys’ fees and costs involving as much as approximately $9.2 million. The Company disputes the claims in the Wheeler Action and intends to defend vigorously against this litigation. Under the Wheeler Agreement, the parties agreed that any disputes regarding Wheeler’s performance would be resolved by arbitration.  The Company filed a motion to compel arbitration and to stay the litigation pending the outcome of arbitration. On July 30, 2026, the Court entered an order compelling the dispute to arbitration and staying the litigation pending a final decision in that arbitration.

(f)   Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with the members of its Board and executive officers that require the Company, among other things, to indemnify the parties against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any costs as a result of payments required by such indemnifications. The Company is not aware of any indemnification arrangements that could have a material adverse effect on its consolidated financial position, consolidated results of operations or consolidated cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements, as of the balance sheet dates herein.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(12)   Commitments and Contingencies (continued)

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

As no transaction was deemed probable as of the date of the latest consolidated balance sheet included in this Quarterly Report on Form 10-Q, the Company has not recorded any potential liability related to the CVRs.

(13) Contingent Consideration

In connection with the Acquisition, the Company agreed to make up to $95,000,000 in contingent milestone payments (each, a “Milestone Payment” and collectively, the “Milestone Payments”) (the “Acquisition Obligation”) to DEFJ upon the achievement within ten (10) years of the date of the Purchase Agreement of certain milestone events (each, a “Milestone Event”). Milestone Payments are due to DEFJ upon the first achievement by or on behalf of the Company (including any licensee or assignee of rights to commercialize Seviprotimut-L) of the corresponding Milestone Event as follows: (i) a milestone payment of five million U.S. dollars ($5,000,000) upon the first dosing with the Seller Lead Candidate in a patient in a United States Phase 3 Clinical Study; (ii) a milestone payment of ten million U.S. dollars ($10,000,000) upon the achievement of the applicable primary endpoint in a United States Phase 3 Clinical Study of the Seller Lead Candidate; (iii) a milestone payment of twenty million U.S. dollars ($20,000,000) upon the first submission of a Biologics License Application (“BLA”) to the FDA for the Seller Lead Candidate; and (iv) a milestone payment of sixty million U.S. dollars ($60,000,000) upon the first approval by the FDA of a BLA for the Seller Lead Candidate.

The estimated fair value of the Acquisition Obligation as of June 30, 2026, and December 31, 2025, was approximately $6.5 million and $6.4 million, respectively.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(14)   Stockholders’ Equity (Deficit)

(a)   Overview

The Company’s Certificate of Incorporation (the “Charter”), originally filed on January 11, 2016, was amended on April 15, 2020, to increase the number of shares of common stock authorized and to authorize the issuance of preferred stock. The Company’s Certificate of Incorporation was further amended and restated on April 27, 2021, on May 22, 2023, to effect the May 2023 Reverse Split, on January 16, 2024, to effect the January 2024 Reverse Split, on December 4, 2024, to effect the December 2024 Reverse Split, and on May 5, 2025, to effect the May 2025 Reverse Split. The total number of shares of capital stock which the Company is authorized to issue is 300,000,000, each with a par value of $0.0001 per share. Of these, 290,000,000 shall be common stock and 10,000,000 shall be preferred stock. The Company’s restated Certificate of Incorporation, as amended, permits its Board to designate the number of shares constituting such series, and fix by resolution, the powers, privileges, preferences and relative, option or special rights thereof, including liquidation preferences and dividends, and conversion and redemption rights of each such series. A Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock and Series B Non-Voting Convertible Preferred Stock was filed on October 8, 2025, and amended on October 23, 2025, and further amended on August 3, 2026, (as amended, the “Certificate of Designation”) to give effect to the designation of the Series A Preferred Stock (as defined below) and Series B Preferred Stock (as defined below). On March 2, 2026, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of Series C Non-Voting Convertible Preferred Stock (the “Series C Certificate of Designation”). The Series C Certificate of Designation, which was amended on July 16, 2026, designated that 1,214,204 shares of preferred stock shall be the Series C Preferred Stock.

At June 30, 2026, and December 31, 2025, the Company had 1,011,595 and 916,968 shares of common stock issued and outstanding, respectively. At June 30, 2026, and December, 31 2025, the Company had approximately 1,215,670 and 1,436 shares of preferred stock issued and outstanding, respectively.

(b) Preferred Stock

In October 2025, the Board designated 1,242.0718 shares of preferred stock to be Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”) and 223.7337 shares of preferred stock to be Series B Non-Voting Convertible Preferred Stock (“Series B Preferred Stock”). On March 2, 2026, the Board designated 1,214,204 shares of preferred stock to be Series C Non-Voting Convertible Preferred Stock (“Series C Preferred Stock”). As of June 30, 2026, the Company had authorized, issued and outstanding 1,242.0717 shares of Series A Preferred Stock, 223.7337 shares of Series B Preferred Stock, and 1,214,204 shares of Series C Preferred Stock totaling approximately 1,215,670 shares of preferred stock. As of June 30, 2026, the Company had approximately 8,784,330 authorized but unissued or outstanding shares of preferred stock.

Pursuant to a contractual obligation related to the Acquisition, on April 6, 2026, the Company paid holders of Series A Preferred Stock a one-time dividend paid in shares of Series A Preferred Stock at a rate equal to five percent (5.0%) per annum on each share of Series A Preferred Stock. The Company accrued this dividend into its equity accounts.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(14)   Stockholders’ Equity (Deficit) (continued)

Except as otherwise required by law, the Series A Preferred Stock and Series B Preferred Stock do not have voting rights. However, as long as any shares of Series A Preferred Stock or Series B Preferred Stock are outstanding, the Company may not, without the affirmative vote of the holders of a majority of the then-outstanding shares of the Series A Preferred Stock and Series B Preferred Stock, (i) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or Series B Preferred Stock or alter or amend the Certificate of Designation, amend or repeal any provision of, or add any provision to, the Charter or Amended and Restated Bylaws of the Company, or file any articles of amendment, certificate of designation, preferences, limitations and relative rights of any series of Preferred Stock, if such action would adversely alter or change the preferences, rights, privileges or powers, or restrictions provided for the benefit, of the Series A Preferred Stock or Series B Preferred Stock, regardless of whether any of the foregoing actions shall be by means of amendment to the Company’s Charter or by merger, consolidation, recapitalization, reclassification, conversion or otherwise, (ii) issue further shares of Series A Preferred Stock or Series B Preferred Stock, or increase or decrease (other than by conversion) the number of authorized shares of Series A Preferred Stock or Series B Preferred Stock, (iii) prior to the Stockholder Approval (as defined in the Certificate of Designation) or at any time while at least 30% of the originally issued Series A Preferred Stock or Series B Preferred Stock, as applicable, remains issued and outstanding, consummate either (A) any Fundamental Transaction (as defined in the Certificate of Designation) or (B) any merger or consolidation of the Company with or into another entity or any stock sale to, or other business combination in which the stockholders of the Company immediately before such transaction do not hold at least a majority of the capital stock of the Company immediately after such transaction, or (iv) enter into any agreement with respect to any of the foregoing.

The Series A Preferred Stock and Series B Preferred Stock shall rank on parity with the Common Stock as to distributions of assets upon liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily.

At any time and from time to time after 5:00 p.m. Eastern Time on July 23, 2026, the third business day after the date the Company’s stockholders approved the conversion of the Series A Preferred Stock and Series B Preferred Stock (the “Stockholder Approval”), each share of Series A Preferred Stock may be converted at the option of the holder thereof into 10,000 shares of Common Stock, subject to certain limitations provided in the Certificate of Designation, including that the Company shall not effect any conversion of Series A Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own more than a specified percentage of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion (the “Beneficial Ownership Limitation”).

At any time and from time to time after April 8, 2026, each share of Series B Preferred Stock may be converted at the option of the Holder thereof into 10,000 shares of Common Stock, subject to certain limitations provided in the Certificate of Designation, including that the Company shall not effect any conversion of Series B Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own Common Stock in excess of the Beneficial Ownership Limitation.

At any time following the earlier to occur of (i) the receipt of the Stockholder Approval or (ii) the consummation of a Fundamental Transaction, holders of Series A Preferred Stock and Series B Preferred Stock may waive or change the Beneficial Ownership

Limitation effective upon written notice to the Company; provided, that to the extent such waiver or change is solely permitted pursuant to the Stockholder Approval or the consummation of a Fundamental Transaction, such notice must be delivered not less than 60 days prior to the effectiveness of such waiver or change.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(14)   Stockholders’ Equity (Deficit) (continued)

The Company shall be obligated to make a cash payment in lieu of delivering shares of Common Stock (a “Cash Settlement”) upon the occurrence of any of the following events (each, a “Cash Settlement Trigger Event”): (i) the conditions set forth in section 5.3 of the Repurchase Agreement dated as of October 8, 2025, by and between the Company and DEFJ (the “Repurchase Agreement”) are triggered; (ii) the Company fails to deliver to the holder of Series A Preferred Stock a certificate or certificates representing shares of Common Stock, or electronically deliver such shares on or prior to the third trading day after the applicable Share Delivery Date (as defined in the Certificate of Designation); or (iii) the Company fails to deliver to the holder of Series A Preferred Stock a certificate or certificates representing shares of Common Stock, or to electronically deliver such shares, on or prior to April 8, 2027. Unless the holder of Series A Preferred Stock has rescinded the applicable Notice of Conversion, the Company will, at the request of the holder of Series A Preferred Stock, pay an amount equal to the Fair Value (as defined in the Certificate of Designation) of such undelivered shares, with such payment to be made within two business days from the date of such request by such holder, whereupon the Company’s obligations to deliver such shares underlying the Notice of Conversion (as defined in the Certificate of Designation) shall be extinguished upon payment in full of the Fair Value of such undelivered shares; provided, however that such request shall be presumed to have been duly and properly made by such holder if Stockholder Approval with respect to the Series A Preferred Stock shall not have been obtained prior to the date on which the Notice of Conversion is delivered to the Company.

Upon the occurrence of the conditions set forth in section 5.3 of the Repurchase Agreement, or if upon a valid conversion by holders of the Series B Preferred Stock, the Company fails to deliver to the holder of Series B Preferred Stock a certificate or certificates representing shares of Common Stock, or electronically deliver such shares, on or prior to the third trading day after the applicable Share Delivery Date, then, unless the holder of Series B Preferred Stock has rescinded the applicable Notice of Conversion, the Company will, at the request of the holder of Series B Preferred Stock, pay an amount equal to the Fair Value of such undelivered shares, with such payment to be made within two business days from the date of such request by such holder, whereupon the Company’s obligations to deliver such shares underlying the Notice of Conversion shall be extinguished upon payment in full of the Fair Value of such undelivered shares; provided, however that such request shall be presumed to have been duly and properly made by such holder if Stockholder Approval with respect to the Series B Preferred Stock shall not have been obtained prior to the date on which the Notice of Conversion is delivered to the Company. Prior to April 8, 2026, the Company’s Series B Preferred Stock was not convertible and was classified within permanent equity. Effective April 8, 2026, the Series B Preferred Stock became convertible in accordance with the terms of its issuance. In conjunction with the Series B Preferred Stock becoming convertible, certain rights and settlement provisions became operative which in certain circumstances not solely within the Company’s control could have required the Company to settle the Series B Preferred Stock in cash. Accordingly, beginning April 8, 2026, the Company concluded that the Series B Preferred Stock met the criteria for classification in temporary equity at which time the Company reclassified the carrying amount of the Series B Preferred Stock of approximately $22.7 million from stockholders’ equity to temporary equity.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(14)   Stockholders’ Equity (Deficit) (continued)

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

(e) Series A Preferred Stock

In connection with the Acquisition, the Company initially issued 1,212.1822 shares of Series A Preferred Stock. The Series A Preferred Stock does not have voting rights except for voting on specific corporate matters including (i) changes to the rights and preferences of the Series A Preferred Stock, (ii) issuance of additional Series A Preferred Stock, and (iii) entry into a Fundamental Transaction such as a sale of the Company. Certain provisions of the Series A Preferred Stock are as follows:

➢	Conversion: Upon obtaining requisite stockholder approval at meeting of stockholders, each share of Series A may convert into 10,000 shares of common stock, subject to Beneficial Ownership Limitations.
➢	Dividends: Series A Preferred Stock is eligible to participate in any dividends with common stockholders on an as-converted basis. In addition, pursuant to the Acquisition, on April 6, 2026, holders of Series A Preferred Stock were entitled to a one-time dividend payable in shares of Series A Preferred Stock at a rate equal to five percent (5.0%) per annum through that date.
➢	Liquidation: In the event of the liquidation, dissolution, or winding up of the affairs of the Company (a “Liquidity Event”), prior to Stockholder Approval, liquidation payments to holders of Series A Preferred Stock would be on parity with payments to holders of Common Stock.
➢	Redemption: In the event the Company was unable to obtain an affirmative stockholder vote to permit conversion, each holder of Series A Preferred Stock was entitled to elect, at the holder’s option, to have their shares of Series A Preferred Stock redeemed by the Company for an amount equal to the estimated fair value of the Series A Preferred Stock shares held by such holder at the time of redemption. Due to this redemption feature, as of June 30, 2026, the Series A Preferred Stock was classified within temporary equity on the Company’s consolidated balance sheet.

(f) Series B Preferred Stock

In connection with the Investment Agreement, the Company issued 223.7337 shares of Series B Preferred Stock. The Series B Preferred Stock does not have voting rights except for voting on specific corporate matters including (i) changes to the rights and preferences of the Series B Preferred Stock, (ii) issuance of additional Series B Preferred Stock, and (iii) entry into a Fundamental Transaction such as a sale of the Company. Certain provisions of the Series B Preferred Stock are as follows:

➢	Conversion: Each share of Series B Preferred Stock is convertible into 10,000 shares of Common Stock at any time and from time to time after April 8, 2026, at the option of the holder thereof, in each case subject to Beneficial Ownership Limitations.
➢	Dividends: Series B Preferred Stock is eligible to participate in any dividends with common stockholders on an as-converted basis.
➢	Liquidation: In the event of a Liquidity Event prior to Stockholder Approval, liquidation payments to holders of Series B Preferred Stock would be on parity with payments to holders of Common Stock.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(14)   Stockholders’ Equity (Deficit) (continued)

(g) Series C Preferred Stock

In connection with the Company’s licensing agreement with Unleash, the Company issued 1,214,204 shares of Series C Preferred Stock. The Series C Preferred Stock does not have voting rights except for voting on specific corporate matters including (i) changes to the rights and preferences of the Series C Preferred Stock, and (ii) issuance of additional Series C Preferred Stock. Certain provisions of the Series C Preferred Stock are as follows:

➢	Conversion: Each share of Series C Preferred Stock is convertible into one share of Common Stock beginning at 5:00 p.m. Eastern Time on the third business day after the date that the Stockholder Approval is obtained, at the option of the holder thereof, in each case subject to Beneficial Ownership Limitations.
➢	Dividends: Series C Preferred Stock is eligible to participate in any dividends with common stockholders on an as-converted basis.
➢	Liquidation: In the event of a Liquidity Event prior to Stockholder Approval, liquidation payments to holders of Series C Preferred Stock would be on parity with payments to holders of Common Stock and holders of Series A Preferred Stock and Series B Preferred Stock.

(h)  Common Stock

➢	Dividends: Subject to the rights of holders of any preferred stock, holders of common stock are entitled to receive dividends as may be declared from time to time by the Board. The Company has never declared or paid cash dividends through the date of these consolidated financial statements.
➢	Liquidation: Subject to the rights of holders of any preferred stock as to liquidation, upon the liquidation, dissolution or winding up of the Company, the remaining assets of the Company will be distributed to holders of common stock.
➢	Voting: Holders of common stock are entitled to one vote for each share of common stock held but shall not be entitled to vote on any amendment to the Certificate of Incorporation that relates solely to the terms of any series of preferred stock. There is no cumulative voting.

(i)  Issuances of Common Stock and Warrants

On January 22, 2024, the Company closed an offering under a Securities Purchase Agreement with purchasers named therein pursuant to which the Company sold approximately 465 shares of common stock, approximately 5,968 pre-funded warrants (“PFWs”), and approximately 12,864 warrants to purchase common stock (the “January 2024 Warrants”), in a registered direct offering at a purchase price of $1,127.28 per share (or $1,118.04 per PFW) (the “January 2024 RDO”). The January 2024 Warrants became exercisable commencing on issuance and are exercisable for three and one-half years from the date of issuance at an exercise price of $1,127.28 per share. Net proceeds from the January 2024 RDO, after deducting fees payable to the placement agent and other offering expenses, were approximately $6.1 million. The PFWs sold in the January 2024 RDO were exercisable at an exercise price of $9.24 per share. All PFWs sold in the January 2024 RDO were exercised prior to April 30, 2024. In connection with the January 2024 RDO, the

Company also issued the placement agent warrants to purchase up to approximately 388 shares of common stock (the “January 2024 Placement Agent Warrants”). The January 2024 Placement Agent Warrants became exercisable on issuance, expire three and one-half years following the date of sale and have an exercise price per share of $1,409.10. See Note 15.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(14)   Stockholders’ Equity (Deficit) (continued)

On July 22, 2024, the Company entered into a Placement Agency Agreement with ThinkEquity LLC pursuant to which the Company issued and sold approximately 10,823 shares of common stock in a best efforts public offering at a purchase price of $277.20 per share (the “July 2024 Offering”). Net proceeds from the July 2024 Offering, after deducting discounts, commissions and fees paid to the placement agent and other offering expenses, were approximately $2.4 million. In connection with the July 2024 Offering, the Company also issued warrants to the placement agent to purchase up to approximately 548 shares of common stock (the “July 2024 Placement Agent Warrants”). The July 2024 Placement Agent Warrants become exercisable January 18, 2025, expire July 22, 2029, and have an exercise price of $346.50 per share. See Note 15.

On December 2, 2024, the Company entered into a Placement Agency Agreement with The Benchmark Company LLC pursuant to which the Company issued and sold approximately 6,180 shares of common stock and 16,786 PFWs, together with 22,966 Series C Warrants to purchase common stock (the “Series C Warrants”), and 22,966 Series D Warrants to purchase common stock (the “Series D Warrants”) in a private offering at a purchase price of $348.35 per share (or $348.25 per PFW) (the “2024 PIPE”). The Series C and Series D Warrants became exercisable commencing on stockholder approval of the 2024 PIPE which approval was obtained on February 25, 2025. The Series C Warrants are exercisable for five years from such stockholder approval; the Series D Warrants were exercisable for two and one-half years from such approval. The initial exercise prices for the Series C and Series D Warrants were $348.35 per share, subject to adjustments and resets. In addition, the Series D Warrants included an alternative cashless exchange provision whereby the holder could exchange each Series D Warrant for three shares of Common Stock. Net proceeds from the 2024 PIPE, after deducting fees payable to the placement agent and other offering expenses, were approximately $7.2 million. All PFWs sold in the 2024 PIPE were exercised prior to March 31, 2025. See Note 15. The Company has accounted for the Series C and D Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Series C and D Warrants do not meet the criteria for equity treatment thereunder, they must be recorded as a liability.

On March 23, 2025, the Company entered into a Placement Agency Agreement with ThinkEquity LLC pursuant to which the Company issued and sold approximately 366,080 shares of common stock and warrants (the “March 2025 Offering Warrants”) to purchase approximately 366,080 shares of common stock at an exercise price of $24.08 per share in a best efforts public offering at a purchase price of $27.44 per share and accompanying warrant (the “March 2025 Offering”). Net proceeds from the March 2025 Offering, after deducting discounts, commissions and fees paid to the placement agent and other offering expenses, were approximately $8.9 million. In connection with the March 2025 Offering, the Company also issued warrants to the placement agent to purchase up to 18,290 shares of common stock (the “March 2025 Placement Agent Warrants”). The March 2025 Placement Agent Warrants became exercisable on issuance, expire March 24, 2030, and have an exercise price of $29.96 per share. See Note 15.

(j)  Registration Rights Agreement

In connection with the Acquisition, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the holders (the “Holders”) of the Common Stock, the Series A Preferred Stock and the Series B Preferred Stock issued in connection with the Acquisition (collectively the “Acquisition Transaction Shares”). Pursuant to the Registration Rights Agreement, the Company was required to prepare and file a resale registration statement with the SEC on or prior to the 75th calendar day following the Closing (the “Filing Deadline”), with respect to the shares of Common Stock issued in the Acquisition and the shares of Common Stock issuable upon conversion of the Series A Preferred Stock and the Series B Preferred Stock issued in the Acquisition, subject to the Beneficial Ownership Limitation. This resale registration statement was filed on May 1, 2026, and declared effective by the SEC on May 6, 2026.

Pursuant to a Registration Rights Agreement with Unleash, the Company agreed to file a resale registration statement on Form S-3 registering the shares of Common Stock issuable on conversion of the Series C Preferred Stock under the Unleash Registration Rights Agreement. This resale registration statement was filed on May 1, 2026, and declared effective by the SEC on May 6, 2026. The Company also granted Unleash customary demand registration rights.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(15) Warrants

Except as noted otherwise, all the warrants described below were outstanding as of June 30, 2026, and are accounted for as a component of stockholders’ equity (deficit). All PFWs issued in the Company’s financings described herein were exercised on or before January 10, 2025.

In connection with the IPO, the Company granted the underwriter warrants (the “IPO Underwriter Warrants”) to purchase up to approximately 20 shares of Company common stock at an exercise price of $3,696,000.00 per share. The IPO Underwriter Warrants have a five-year term and were not exercisable prior to January 9, 2022.

In connection with a registered direct offering (“RDO”) completed by the Company in February 2023, the Company issued the placement agent warrants (the “February 2023 Placement Agent Warrants”) to purchase up to approximately four shares of common stock. The February Placement Agent Warrants became exercisable commencing August 17, 2023, expire February 16, 2028, and have an exercise price per share of $486,948.00 per share.

In connection with an agreement the Company entered into with a consultant in February 2023, the Company agreed to issue warrants (the “February 2023 Consultant Warrants”) to purchase approximately one share of common stock at $369,600.00 per share. The February 2023 Consultant Warrants became exercisable any time after August 23, 2023, until February 23, 2028.

In connection with an underwritten offering in September 2023 (the “September 2023 Offering”), the Company issued warrants (the “September 2023 Underwriter Warrants”) to the underwriter to purchase up to approximately 33 shares of common stock. Approximately 16 additional September 2023 Underwriter Warrants were issued to the underwriter in October 2023 in connection with the underwriter’s partial exercise of the overallotment option. The September 2023 Underwriter Warrants became exercisable commencing 180 days after issuance, expire five years following the date of sale and have an exercise price per share of $23,562.00.

In connection with a December 2023 RDO, the Company issued to the placement agent the December 2023 Placement Agent Warrants to purchase up to approximately 18 shares of common stock. The December 2023 Placement Agent Warrants became exercisable on issuance, expire five years following the date of issuance, and have an exercise price per share of $10,648.18.

In connection with the January 2024 RDO, the Company issued to investors the January 2024 Warrants to purchase up to approximately 12,864 Warrants to purchase common stock at a purchase price of $1,127.28 per share. The January 2024 Warrants became exercisable commencing on issuance and are exercisable for three and one-half years from the date of issuance generally at an exercise price of $1,127.28 per share. All PFWs sold in the January 2024 RDO were exercised prior to April 30, 2024. Approximately 697 January 2024 Warrants were exercised in the first half of 2024. In connection with the 2024 PIPE, the Company agreed to reduce the exercise price on certain January 2024 Warrants. In connection with the January 2024 RDO, the Company also issued the placement agent the January 2024 Placement Agent Warrants to purchase up to approximately 388 shares of common stock. The January 2024 Placement Agent Warrants became exercisable on issuance, expire three and one-half years following the date of sale and have an exercise price per share of $1,409.10.

In connection with the July 2024 Offering, the Company issued to the placement agent the July 2024 Placement Agent Warrants to purchase up to approximately 548 shares of common stock. The July 2024 Placement Agent Warrants became exercisable January 18, 2025, expire July 22, 2029, and have an exercise price of $346.50 per share.

In connection with the 2024 PIPE, the Company issued approximately 22,966 Series C Warrants and 22,966 Series D Warrants, in each case subject to certain adjustments. The Series C and Series D Warrants became exercisable commencing on stockholder approval of the 2024 PIPE which stockholder approval occurred February 25, 2025. The Series C Warrants are exercisable for five years from such approval; the Series D Warrants were exercisable for two and one-half years from such approval. The initial exercise price for the Series C and Series D Warrants was $348.35 per share, subject to adjustments and resets. In addition, the Series D Warrants included an alternative cashless exchange provision whereby the holder could exchange each Series D Warrant for three shares of Common Stock. The Series C Warrants and the Series D Warrants are accounted for as liabilities. All Series D warrants were exchanged for common stock in the first quarter 2025.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(15) Warrants (continued)

In connection with the March 2025 Offering, the Company issued the March 2025 Offering Warrants to purchase up to approximately 366,080 shares of common stock at an exercise price of $24.08 per share. The March 2025 Offering Warrants became exercisable commencing on issuance and are exercisable for five years from the date of issuance. In connection with the March 2025 Offering, the Company also issued the placement agent the March 2025 Placement Agent Warrants to purchase up to approximately 18,290 shares of common stock. The March 2025 Placement Agent Warrants became exercisable on issuance, expire five years following the date of sale and have an exercise price of $29.96 per share.

The following table summarizes the Company’s outstanding warrants at June 30, 2026:

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

In December 2024, the Company modified the exercise price applicable to then outstanding Series A-1 and Series A-2 Warrants to $348.35, and certain outstanding January 2024 Warrants to $438.90 per share. In connection with the modification, the Company recorded a deemed dividend in the aggregate of $30,601.

(16) Share-Based Compensation

In April 2020, the Board approved the TransCode Therapeutics, Inc. 2020 Stock Option and Incentive Plan (the “2020 Plan”) providing for the issuance of options or other awards to purchase up to approximately five shares of the Company’s common stock. Following the closing of the IPO, the Board determined not to make any further awards under the 2020 Plan. In March 2021, the Company’s 2021 Stock Option and Incentive Plan (the “2021 Plan”) was approved by the Company’s Board and stockholders and became effective upon the effectiveness of the IPO. The 2021 Plan initially provided for the issuance of options or other awards to purchase up to approximately seven shares of the Company’s common stock. The number of options or other awards available under the 2021 Plan increased approximately one share in each of January 2022, January 2023, and January 2024, approximately 3,247 shares in June 2024, approximately 1,838 shares in January 2025 approximately 166,724 shares in August 2025, approximately 1,637 shares in January 2026, and 1,734,262 shares in July 2026.

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(16) Share-Based Compensation (continued)

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

Of options outstanding at June 30, 2026, approximately 10 had been awarded under the 2020 Plan and approximately 2,025 have been awarded under the 2021 Plan. At June 30, 2026, all 2,035 options outstanding were vested and exercisable. Information about options to purchase Common Stock under both Plans is as follows:

Weighted
		average	Weighted
		exercise	average
	Number of	price	contractual
	shares	per share	term (years)
Outstanding at December 31, 2024	2,102	$2,206.40	9.4
Granted	—	—	—
Exercised	—	—	—
Forfeited	(67)	106,636.80	—
Outstanding at December 31, 2025	2,035	16,958.12	8.4
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at June 30, 2026	2,035	$16,958.12	7.9

The intrinsic value of options outstanding as of June 30, 2026, was $0.

Option Valuation

No options were granted in the six months ended June 30, 2026, or the year ended December 31, 2025. The Company recorded share-based compensation expense of $0 and $289,239 during the six months ended June 30, 2026 and 2025, respectively. Because all outstanding options had vested at December 31, 2025, there is no remaining share-based compensation expense to be recognized in the future for options outstanding as of the date of this Quarterly Report on Form 10-Q.

(17) Employee Stock Purchase Plan

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

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(18) Net Loss per Share

The Company reported net losses for the three and six months ended June 30, 2026 and 2025. Reported basic and diluted net loss per share attributable to common stockholders are the same in each period because shares issuable in connection with Contingent Securities have been excluded from the computation of diluted weighted-average shares outstanding. The effect of their inclusion would have been antidilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Basic and diluted net loss per share
Net loss attributable to common stockholders	$(6,865,143)	$(4,276,502)	$(26,375,438)	$(16,361,915)
Weighted-average common shares outstanding	957,191	833,653	937,191	504,252
Net loss per share	$(7.17)	$(5.13)	$(28.14)	$(32.45)

(19) Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of the dates of the Company’s consolidated balance sheets herein, the Company had a full valuation allowance against deferred tax assets with the exception of the “naked” credit from amortization for tax purposes of indefinite-lived intangible assets of Goodwill and IPR&D. The Company booked expense of approximately $232 thousand in the six months ended June 30, 2026, related to this credit.

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

(20)  Segment Reporting

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about services categories, business segments and major customers in consolidated financial statements. The Company has a single reportable business unit segment, development of drug candidates designed to treat cancer, and one reportable country segment, the United States of America, for the six months ended June 30, 2026 and 2025.

The provisions of ASC 280 establish standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in consolidated financial statements issued to stockholders. In accordance with ASC 280, the Company’s chief operating decision maker has been identified as its Chief Executive Officer and Chief Financial Officer (together, the “CODM”). The Company’s CODM reviews the consolidated financial information presented for purposes of allocating resources and evaluating consolidated financial performance for the entire Company. Accordingly, the Company has determined that it operates in a single reportable segment. All of the Company’s long-lived assets are located in the United States. Since the Company operates in one operating segment, all required financial segment information can be found in the consolidated financial statements.

TRANSCODE THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

June 30, 2026

(Unaudited)

(20)  Segment Reporting (continued)

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

(21)  Subsequent Events

For its consolidated financial statements as of June 30, 2026, the Company evaluated subsequent events through August 14, 2026, the date on which these consolidated financial statements were issued.

Annual Meeting Results; Conversions of Preferred Shares; and Pro Forma Stockholders’ Equity

On July 20, 2026, the Company completed its 2026 Annual Meeting of Stockholders (the “Annual Meeting”).  All matters voted upon at the Annual Meeting were approved with the required votes, including for purposes of applicable Nasdaq Listing Rules, those set forth below.

(i)

Approval, for the purposes of complying with the applicable provisions of Nasdaq Listing Rule 5635, of the issuance of the

Company’s Common Stock upon conversion of the Company’s Series A Non-Voting Convertible Preferred Stock, par value

$0.0001 per share (“Series A Preferred Stock”), and the Company’s Series B Non-Voting Convertible Preferred Stock, par

value $0.0001 per share (“Series B Preferred Stock”).

(ii)

Approval, for the purposes of complying with the applicable provisions of Nasdaq Listing Rule 5635(a), of the issuance of the

Company’s Common Stock upon conversion of the Company’s Series C Non-Voting Convertible Preferred Stock, par value

$0.0001 per share (“Series C Preferred Stock”).

(iii)

Approval, for the purposes of complying with the applicable provisions of Nasdaq Listing Rule 5635(d), of the issuance of shares of the Company’s Common Stock pursuant to the Standby Equity Purchase Agreement, dated as of April 6, 2026, by and between the Company and YA II PN, Ltd. (the “SEPA”) and convertible promissory notes issued or to be issued by the Company to

YA II PN, Ltd. (the “Convertible Notes”) under the SEPA.

Between July 20, 2026, and August 10, 2026, all shares of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock converted into Common Stock and the amounts of such series of preferred stock will be classified in the Company’s permanent common equity account resulting in pro forma stockholders’ equity at June 30, 2026, of $138,358,183.

Additional Conversion

On July 7, 2026, Yorkville converted an additional $200,000 principal amount of the First Convertible Note and accrued interest into 46,886 shares of Common Stock.

Second Convertible Note

On July 22, 2026, the Company issued the Second Convertible Note under the SEPA in the principal amount of $5.0 million for which the Company received $4.75 million after the purchase discount of 5%.

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

Company Overview

TransCode is an immuno-oncology and targeted cancer therapy company with a focus on treating advanced malignancy. Our lead therapeutic candidate, TTX-MC138, is focused on treating metastatic tumors that overexpress microRNA-10b, a unique, well-documented biomarker of metastasis. We obtained our second principal therapeutic candidate, Seviprotimut-L, in connection with our acquisition of Polynoma as discussed below.

In 2023, we conducted a Phase 0 clinical trial with TTX-MC138 in one patient with advanced solid tumors. The intent of the Phase 0 trial was to demonstrate quantitative delivery of radiolabeled TTX-MC138 to metastatic lesions. In September 2024, we commenced a Phase I/II clinical trial with TTX-MC138 which substantially met its primary safety endpoint by the end of 2025. Analysis of the Phase I/II clinical trial results is ongoing. We have recently initiated a Phase 2a clinical trial and expect patients to begin enrolling in the third quarter 2026.

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

ABCJ owns 100% of the issued and outstanding membership interests of Polynoma, LLC, a Delaware limited liability company, (“Polynoma”) previously headquartered in San Diego, California. Polynoma is an immuno-oncology focused biopharmaceutical company developing Seviprotimut-L, an investigational polyvalent antigen vaccine intended to reduce the risk of recurrence of cancer in patients with stage IIB and IIC melanoma who have limited options. Seviprotimut-L has completed a Phase III clinical trial and has been safely administered in clinical trials to more than 1,000 patients. Seviprotimut-L is a novel allogeneic, polyvalent partially-purified shed antigens vaccine (alum adjuvanted) for the adjuvant treatment of Stage IIB and IIC melanoma patients age 60 years and younger. Seviprotimut-L is derived from three proprietary human melanoma cell lines. Seviprotimut-L works by stimulating both humoral and cellular immune responses. It has completed an initial Phase 3 clinical trial and has been administered to approximately 1,000 patients in clinical trials.

We intend to work on developing both TTX-MC138 and, depending on funding availability, Seviprotimut-L, with our initial focus on advancing TTX-MC138 in the Phase 2a clinical trial. We are evaluating various approaches for continuing development of Seviprotimut-L which will require additional CMC work (chemistry, manufacturing and control) as well as at least one additional Phase III clinical trial. We believe there may be potential to augment Seviprotimut-L's focus with TTX-MC138 by addressing micrometastases in stage IIB and IIC melanoma patients.

Concurrent with the Acquisition, we entered into an Investment Agreement (the “Investment Agreement”) with DEFJ. Pursuant to the Investment Agreement, DEFJ agreed to purchase, and we agreed to issue and sell, in a private placement an aggregate of 223.7337 shares of Series B Non-Voting Convertible Preferred Stock, par value $0.0001 per share, (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”) at a price per share of $111,740, for an aggregate purchase price of approximately $25 million. The aggregate purchase price consisted of a cash subscription of $20 million paid on October 8, 2025, and issuance by DEFJ of a promissory note (the “Promissory Note”) in the aggregate principal amount of approximately $5 million (together, the “Investment”). The Promissory Note accrued interest at a rate of 4% per annum, calculated as simple interest on a 365-day year. The principal and accrued interest were paid on December 30, 2025. Each share of Series B Preferred Stock is convertible into 10,000 shares of Common Stock.

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

Unleash Licensing Agreement. In March 2026, we entered into the Unleash Licensing Agreement with Unleash pursuant to which we acquired a pre-clinical candidate program involving genetically-engineered adenoviruses to harness the immune system to fight cancer, as well as an exclusive, perpetual, irrevocable, worldwide, fully-paid up, royalty-free, sublicensable right and license to related technology.

As consideration for the Unleash Licensing Agreement, pursuant to an Equity Issuance and Registration Rights Agreement with Unleash (the “Unleash Registration Rights Agreement”), we issued to Unleash 1,136,364 shares of our Series C Non-Voting Convertible Preferred Stock. Additionally, we issued 77,840 shares of our Series C Non-Voting Convertible Preferred Stock to Tungsten Advisors (together with its affiliates, “Tungsten”) as compensation for services rendered by Tungsten. Conversion of the Series C Preferred Stock required approval by our stockholders in accordance with the listing rules of Nasdaq which approval was obtained on July 20, 2026. Between July 20, 2026, and August 10, 2026, each share of Series C Preferred Stock has converted into one share of our Common Stock.

Other Drug Candidates

In addition to TTX-MC138 and Seviprotimut-L, we have a portfolio of other first-in-class therapeutic candidates designed to mobilize the immune system to recognize and destroy cancer cells. TTX-siPDL1 is an siRNA-based modulator of programmed death-ligand 1, or PD-L1. TTX-RIGA is an RNA-based agonist of the retinoic acid-inducible gene I, or RIG-I, targeting activation of innate immunity in the tumor microenvironment. TTX-siMYC is a siRNA-based inhibitor of c-MYC, a widely expressed but currently undruggable oncogene. The immune-oncology program we licensed from Unleash includes oncolytic virus constructs initially being developed for the treatment of muscle invasive bladder cancer.

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

The Phase 1a stage of this trial involved administration of escalating therapeutic dose levels of our drug candidate in four cohorts of an aggregate of 16 patients. No significant safety or dose limiting toxicities have been reported in the trial. To date, approximately 86 doses of TTX-MC138 have been administered to the 16 patients, all of whom had advanced solid tumors. Three patients remain on trial. The median duration of treatment is 79 days. Importantly, the duration on study for all patients in this trial ranged from two to 22 cycles of treatment, indicative of tolerability and disease control. Data from this trial demonstrated evidence of dose response over a wide dose range, consistent with preclinical results and our Phase 0 clinical trial. Key assessments in the clinical trial characterize the safety, pharmacokinetic, pharmacodynamic and anti-tumor activity of TTX-MC138 from which we have estimated a maximum tolerated dose, or MTD, and which suggest that the mechanism of action of TTX-MC138 is on target. The trial also is exploring the effect of TTX-MC138 on biomarker expression, which may include miR-10b expression, and miR-10b downstream targets (RNA sequencing). Clinical assessments to further evaluate TTX-MC138 include clinical laboratory exams, CT scan assessments, and response assessments per RECIST criteria.

We recently launched a Phase 2a clinical trial to evaluate TTX-MC138 in patients with ct-DNA positive colorectal cancer with Minimal Residual Disease (MRD), a setting characterized by significant unmet need with the potential to intervene before metastatic recurrence. The Phase 2a trial is being conducted in collaboration with Quantum Leap Health Care Collaborative (“Quantum Leap”) as part of its PRE-I-SPY clinical trial platform. The PRE-I-SPY program incorporates TTX-MC138 into a clinical trial designed as a multicenter, open-label, one-year treatment duration with one year follow up. The trial will evaluate event-free survival, ctDNA dynamics and pharmacokinetics of TTX-MC138 in up to 45 patients who (i) have stage I-III adenocarcinoma of the colon or rectum and are ctDNA positive with minimal residual disease detected by tumor-informed ctDNA assays, (ii) have completed standard curative-intent therapy, and (iii) show no radiographic evidence of recurrence or metastasis. This trial was initiated in the second quarter 2026 with initial patient enrollments expected in the third quarter 2026. Dr. Paula Pohlmann of the MD Anderson Cancer Center is the Principal Investigator. The study is being conducted under a Quantum Leap IND and cross-referenced to our IND. The total amount of the Quantum Leap agreement is approximately $7.3 million payable against milestones tied to Quantum Leap’s performance under the terms of the collaboration agreement.

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

In connection with the SEPA, Yorkville also agreed to advance to us up to $6.0 million, less certain amounts as described below, to be paid in two tranches (each, a “Pre-Paid Advance” and, together, the “Pre-Paid Advances”), in exchange for our issuance to Yorkville of convertible promissory notes (each, a “Convertible Note” and, together, the “Convertible Notes”). Pursuant to the Convertible Notes and the SEPA, Yorkville may convert all or any portion of the outstanding principal amount, accrued but unpaid interest, and other amounts outstanding under the Convertible Notes into shares of Common Stock, at any time and from time to time during the term of the Convertible Notes.

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

The second tranche of the Pre-Paid Advance was disbursed to the Company in exchange for the issuance to Yorkville of a Convertible Note in the principal amount of $5.0 million (the “Second Convertible Note”). The Second Convertible Note was issued with a purchase price discount of 5.0% (or $250,000) and is convertible into Common Stock at the lower of (i) a price equal to 115% of the VWAP on the day prior to the issuance of the Second Convertible Note and (ii) 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion date, but in no event lower than the Floor Price (the “Second Convertible Note Conversion Price,” and together with the First Convertible Note Conversion Price, the “Conversion Price”). The Second Convertible Note was issued on July 22, 2026, following our receipt of stockholder approval to issue shares of Common Stock to Yorkville under the SEPA in excess of the Exchange Cap (defined below). After accounting for the purchase price discount, we received gross proceeds of $4,750,000 pursuant to the Second Convertible Note.

Interest on the outstanding balances of the Convertible Notes accrues at an annual rate of 5.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date of each Convertible Note is 18 months from the date upon which the Convertible Note was issued. The applicable maturity date of each Convertible Note may be extended by us, at our option, for a period of six months on two occasions by providing written notice to Yorkville. On the applicable maturity date, any portion of the outstanding principal amount and accrued but unpaid interest that remains outstanding on such Convertible Note will automatically be converted into Common Stock at the then applicable Conversion Price, provided that if any Equity Condition (as defined in the Form of Promissory Note ) is not satisfied, the applicable maturity date will be automatically extended until all Equity Conditions have been satisfied.

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

Nasdaq Listing

On May 19, 2026, the Company received a deficiency letter from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that it is not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Requirement”). The Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, reported stockholders’ equity of $1,251,427, which is below the Stockholders’ Equity Requirement.

Following our stockholders’ approval at a meeting of stockholders held on July 20, 2026, of the conversion of our Series A Preferred Stock, Nasdaq confirmed that we had regained compliance with the Stockholders’ Equity Requirement. As a result, and subject to our remaining in compliance with Nasdaq listing requirements, our stock will continue to be listed on the Nasdaq.

Financial Operations Overview

We do not have any products approved for sale and have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product. We have limited experience with clinical trials, have not obtained any regulatory approvals to sell any products, have not manufactured any drug candidate at commercial-scale, or conducted sales and marketing activities. Through June 30, 2026, we received approximately $96.7 million of net proceeds, primarily from our IPO, other equity financings including the Investment Agreement, and our SBIR Awards.

We have incurred significant operating losses since inception. Our net losses were approximately $24.5 million and $16.4 million for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, we had an accumulated deficit of approximately $122.4 million. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our current or future product candidates for which there is no assurance of occurrence. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our business strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through sales of equity, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we will likely need to consider cost reduction strategies, which may include, among others, amending, delaying, limiting, reducing, or terminating our development programs, and we may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such future restructuring activities, holders of our Common Stock and other securities would likely suffer a total loss of their investment.

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

As of June 30, 2026, we had cash of approximately $8.4 million. We believe that this cash, along with the proceeds from the sale of the Second Convertible Note, will be sufficient to support our operating expenses and capital expenditure requirements through approximately year end 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

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

Although our business has not been materially impacted directly by these global economic and political developments to date, it is impossible to predict the extent to which we may be impacted in the short and long term, or the ways in which our business, consolidated financial condition and consolidated results of operations could be affected by any of the foregoing or other events which may occur in the future. Any such disruptions may also magnify the impact of other risks described herein or in our other filings with the SEC.

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

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of product candidates. We expense research and development costs as incurred, which at times include:

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

We seek to track our research and development expenses on a program-by-program basis. Our direct external research and development expenses comprise primarily payments to outside consultants, CROs, CMOs, research laboratories, and suppliers. Our direct external research and development expenses also include fees incurred under license and option agreements. We do not intend generally to allocate costs of certain management personnel, certain costs associated with our discovery efforts, certain supplies used in the laboratory, and certain facilities costs, including depreciation or other indirect costs, to specific programs when these costs are incurred across multiple programs and where it may not be practical to track them by program. We use internal resources along with outside parties primarily to conduct our research and discovery as well as for managing our preclinical development, process development, manufacturing and clinical development activities.

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

In September 2021, we signed a statement of work with a European CMO to manufacture TTX-MC138 in accordance with current good manufacturing practices, or cGMP. Separately, we engaged a consulting toxicologist to assist us in designing and conducting IND-enabling studies including toxicology and pharmacokinetic, or PK, studies. These studies are designed to examine multiple parameters with a range of analytical assessments in support of regulatory submissions using radiolabeled or non-radiolabeled test substances. Toxicokinetic assessments can be conducted in parallel or concurrent with ongoing toxicology programs and in compliance with good laboratory practice, or GLP, requirements. We also engaged analytical testing laboratories to provide testing and other services, as well as documentation and reporting that meet regulatory requirements.

In late 2024, we and The University of Texas M. D. Anderson Cancer Center (“MD Anderson”) agreed to amend our five-year strategic collaboration agreement in favor of MD Anderson focusing solely on participation in our Phase I/II clinical trial. This amendment relieved us from the obligation to make up to $10 million of collaboration payments. We are obligated to pay charges incurred by MD Anderson in connection with clinical trial services. In January 2023, we made an initial payment of $250,000 to MD Anderson recorded as a Prepaid Expense pending such time as payments under the collaboration became due. Initial expenses of the clinical trial have been charged against the initial payment and for the six months ended June 30, 2026 and 2025, were $15,866 and $138,439, respectively.

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

In September 2021, we engaged an independent compensation advisory firm to advise our Board’s Compensation Committee with respect to our compensation programs and governance model for officers, directors and employees. Our goal is to ensure that our culture, values, and strategic priorities are effectively represented in our compensation philosophy and strategy.

Other income (expense)

Change in fair value of convertible note payable

Interest that accrues on convertible notes accounted for using the fair value option and other charges related to those notes is reflected in the calculation of the note’s fair value.

Interest expense

Interest expense represents financing charges we incur under our payment program for our directors and officers liability insurance. We previously incurred imputed interest expense in connection with our former right-of-use asset.

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

Results of operations

The following table summarizes the approximate amounts of our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in thousands)
Operating Expenses
Research and development	$3,694	$2,566	$1,128	$8,801	$4,786	$4,015
Acquired in-process research and development expense	—	—	—	10,426	—	10,426
General and administrative expenses	2,536	1,655	881	4,758	2,607	2,151
SEPA financing issuance costs	559	—	559	559	—	559
Total operating expenses	6,789	4,221	2,568	24,544	7,393	17,151
Operating loss	(6,789)	(4,221)	(2,568)	(24,544)	(7,393)	(17,151)

Other income (expense)
Change in fair value of warrant liability	229	(162)	391	104	(9,397)	9,501
Change in fair value of contingent consideration	(217)	—	(217)	(101)	—	(101)
Change in fair value of convertible note payable	(10)	—	(10)	(10)	—	(10)
Grant income	21	154	(133)	161	502	(341)
Currency exchange loss	(36)	(47)	11	(58)	(75)	17
Interest income	52	—	52	144	—	144
Total other income (expense)	39	(55)	94	240	(8,970)	9,210
Loss before income tax provision	(6,750)	(4,276)	(2,474)	(24,304)	(16,363)	(7,941)
Deferred income tax provision	(0)	—	(0)	(232)	—	(232)
Net loss	(6,750)	(4,276)	(2,474)	(24,536)	(16,363)	(8,173)
Accrual of paid-in-kind dividends on Series A Non-Voting Convertible Preferred Stock	(115)	—	(115)	(1,840)	—	(1,840)
Net loss attributable to common stockholders	$(6,865)	$(4,276)	$(2,589)	$(26,376)	$(16,363)	$(10,013)

Comparison of the three and six months ended June 30, 2026 and 2025

Research and development expenses

Research and development, or R&D, expenses increased $1,128 thousand and $4,015 thousand, respectively, in the three and six months ended June 30, 2026, compared to the same periods in 2025. The increases reflect primarily increases in clinical trial spending, costs of production of drug used in the clinical trial, and intellectual property expenses, offset in part by reductions in certain preclinical testing and reduced lab facilities costs. In addition, in the six months ended June 30, 2026, we incurred a one-time non-cash R&D charge with respect to the Unleash license shown as “Acquired in-process research and development expense” in the table above.

General and administrative expenses

General and administrative expenses increased $881 thousand and $2,151 thousand, respectively, in the three and six months ended June 30, 2026, compared to the same periods in 2025. The increases reflect primarily increased fees for professional services, primarily financial advisory, legal and accounting services related to the Acquisition and the Unleash license, and increased compensation costs, offset in part by decreased share-based compensation expense, spending for directors and officers liability insurance, investor relations services, and facilities expenses. In the three and six months ended June 30, 2026, we also incurred $559 thousand in costs related to the SEPA.

Change in fair value of warrant liability

The change in fair value of warrant liability resulted in non-cash gains of $229 thousand and $104 thousand, respectively, in the three and six months ended June 30, 2026, changes of $391 thousand and $9,501 thousand, respectively, compared to the same periods in 2025. The results in the six months ended June 30, 2025, resulted primarily from exercises of Series D warrants in the first quarter of that year that did not recur in the 2026 periods.

Change in fair value of contingent consideration

The fair values of contingent consideration increased $217 thousand and $101 thousand, respectively, in the three and six months ended June 30, 2026, compared to the same periods in 2025. Contingent consideration arose in connection with the Acquisition; there was no contingent consideration in the 2025 periods.

Change in fair value of convertible note payable

The change in fair value of convertible note payable resulted in a non-cash expense of $10 thousand in the three and six months ended June 30, 2026. The convertible note was issued April 16, 2026, so there is no corresponding change in the 2025 periods.

Grant income

Grant income decreased $133 thousand and $341 thousand, respectively, in the three and six months ended June 30, 2026, compared to the same periods in 2025 primarily reflecting completion of much of the work related to the 2024 Award prior to 2026.

Currency exchange gain (loss)

Loss on currency exchange decreased $11 thousand and $17 thousand, respectively, in the three and six months ended June 30, 2026, compared to the same periods in 2025, reflecting changes in exchange rates on billings in Euros from certain vendors.

Interest income

Interest income increased $52 thousand and $144 thousand, respectively, in the three and six months ended June 30, 2026, compared to the same periods in 2025 reflecting earnings on higher cash balances from equity financings.

Change in fair value of convertible note payable

The change in fair value of our convertible note payable reflects interest expense accrued on the note since issuance on April 16, 2026.

Deferred income tax provision

Deferred income tax provision was $231 thousand in the six months ended June 30, 2026, and was $0 in three months ended June 30, 2026, as well as in both of those same periods in 2025.

Paid-in-kind dividends

The charges of $115 thousand and $1,840 thousand, respectively, for paid-in-kind dividends in the three and six months ended June 30, 2026, compared to $0 in the same periods in 2025 reflect a one-time non-cash dividend paid in shares of Series A Non-Voting Convertible Preferred Stock related to the Acquisition.

Cash flows

The following table summarizes the approximate amounts of consolidated our cash flows for the periods indicated:

	Six months ended June 30,
	2026	2025

	(in thousands)
Net cash used in operating activities	$(10,380)	$(7,291)
Net cash provided by financing activities	950	8,855
Net change in cash	$(9,430)	$1,564

Comparison of the six months ended June 30, 2026 and 2025

Operating activities

During the six months ended June 30, 2026, we used cash of $10,430 thousand in operating activities compared to $7,291 thousand in the same period in 2025. Cash used in operating activities in the 2026 period primarily reflected our net loss of $24,334 thousand offset primarily by a $10,426 non-cash charge for the acquisition of the Unleash program, an increase of $1,107 thousand in accounts payable and accrued expenses, a decrease of $2,298 thousand in reimbursement right asset, and a reduction of $952 thousand in grant receivable, offset in part by an increase of $1,253 thousand in prepaid expenses and other current assets.

Changes in accounts payable and accrued expenses were generally due to the amounts and timing of vendor invoicing and payments.

Financing activities

During the six months ended June 30, 2026, we obtained $1.0 million in cash (before discount) from the sale of a Convertible Note. During the 2025 period, we obtained cash of $8,855 thousand (net) from sales of equity securities.

Liquidity and capital resources

Sources of liquidity

Since inception, we have not generated any revenue from product sales or any other sources, and we have incurred significant consolidated operating losses and negative consolidated cash flows from operations. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if ever. We have funded our operations to date primarily with proceeds from our IPO and other equity financings, SBIR Awards, and funds from borrowings under convertible promissory notes. Through June 30, 2026, we had received net cash proceeds of approximately $96.7 million from these sources.

As of June 30, 2026, we had cash of approximately $8.4 million.

On April 6, 2026, we entered into the SEPA with Yorkville. Pursuant to the SEPA, in exchange for Convertible Notes in the aggregate amount of $6.0 million, Yorkville agreed to advance to us 95% of the face amount of the Convertible Notes for gross proceeds of $5.7 million. The Convertible Notes may be repaid in cash or converted into shares of Common Stock. The Convertible Notes interest at an annual rate of 5% subject to an increase upon the occurrence and continuance of events of default as described in the Convertible Notes. The outstanding balance of the Convertible Notes, plus any accrued but unpaid interest, is due and payable 18 months after issuance of each Convertible Note unless otherwise agreed by the parties. On April 16, 2026, we issued the first Convertible Note to Yorkville in exchange for Yorkville’s cash disbursement to us of $950,000.

In connection with the SEPA, we also have the right to sell to Yorkville up to $14.0 million of shares of our Common Stock, subject to certain limitations and conditions set forth in the SEPA. Sales of shares of Common Stock to Yorkville and the timing of any such sales, if we elect to sell shares of Common Stock to Yorkville at a future date, are at our option, and we are under no obligation to sell any shares of Common Stock to Yorkville. As consideration for Yorkville’s commitment under the SEPA, we agreed to pay to Yorkville a commitment fee equal to 2.0% of the Commitment Amount, or $280,000, which we paid in shares of Common Stock. As of the date of this Quarterly Report on Form 10-Q, no shares had been sold under the SEPA.

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

We believe that this cash, along with the proceeds from the sale of the Second Convertible Note, will be sufficient to support our operating expenses and capital expenditure requirements through approximately year end 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Changed circumstances may also result in the depletion of our capital resources more rapidly than we currently anticipate. We anticipate that we will require additional capital for continued research, development, and clinical trial costs as we continue to conduct activities related to seeking regulatory approval of our product candidates, for operations, and for licenses or acquisitions of other product candidates we may choose to pursue. If we receive regulatory approval for TTX-MC138 or other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, all of which will vary depending on where and how we choose to commercialize approved product candidates.

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

If we are unable to raise additional funds when needed, we will likely need to consider cost reduction strategies which may include, among others, amending, delaying, limiting, reducing, or terminating our development programs, and we may need to seek an in-court or out-of-court restructuring of our liabilities. In the event of such future restructuring activities, holders of our common stock and other securities will likely suffer a total loss of their investment.

Contractual obligations and commitments

At June 30, 2026, we had no future minimum lease payments under non-cancelable operating lease commitments. From time to time, we enter into contracts in the normal course of business with CROs, collaborators, CMOs and other third-parties for the manufacture of our product candidates, to support clinical trials and preclinical research studies and testing, and for other purposes. Any payments due upon completion or cancellation of these contracts generally consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation although some agreements provide for termination fees or payments for the balance of the term of the agreement.

Collaboration obligations

We recently launched a Phase 2a clinical trial to evaluate TTX-MC138 in patients with ct-DNA positive colorectal cancer with Minimal Residual Disease (MRD), a setting characterized by significant unmet need with the potential to intervene before metastatic recurrence. The Phase 2a trial is being conducted in collaboration with Quantum Leap Health Care Collaborative (“Quantum Leap”) as part of its PRE-I-SPY clinical trial platform. The PRE-I-SPY program incorporates TTX-MC138 into a clinical trial designed as a multicenter, open-label, one-year treatment duration with one year follow up. The trial will evaluate event-free survival, ctDNA dynamics and pharmacokinetics of TTX-MC138 in up to 45 patients who (i) have stage I-III adenocarcinoma of the colon or rectum and are ctDNA positive with minimal residual disease detected by tumor-informed ctDNA assays, (ii) have completed standard curative-intent therapy, and (iii) show no radiographic evidence of recurrence or metastasis. This trial was initiated in the second quarter 2026 with initial patient enrollments expected in the third quarter 2026. Dr. Paula Pohlmann of the MD Anderson Cancer Center is the Principal Investigator. The study is being conducted under a Quantum Leap IND and cross-referenced to our IND. The total amount of the Quantum Leap agreement is approximately $7.3 million payable against milestones tied to Quantum Leap’s performance under the terms of the collaboration agreement.

On July 29, 2022, we signed a five-year strategic collaboration agreement with The University of Texas M. D. Anderson Cancer Center (“MD Anderson”). Under the collaboration, we anticipated making certain expenditures with respect to Phase I and Phase II clinical trials in part through MD Anderson as a clinical site. MD Anderson was also expected to provide preclinical work under the collaboration. The details of clinical and preclinical work were to be mutually agreed by the parties prior to commencing work. We had agreed to fund up to $10 million over the term of the collaboration. In January 2023, we made an initial payment of $250,000 to MD Anderson recorded as a Prepaid Expense pending such time as payments under the collaboration became due. As a result of changes at both organizations, we and MD Anderson agreed to amend the collaboration in favor of MD Anderson focusing solely on participation in our Phase I/II clinical trial. This amendment relieved us from the obligation to make up to $10 million of collaboration payments. Initial expenses of the clinical trial were charged against the initial payment made to MD Anderson. For the six months ended June 30, 2026 and 2025, MD Anderson expenses were $15,866 and $138,439, respectively.

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

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements presented elsewhere in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Contingent Consideration

In connection with the Acquisition, we agreed to make up to $95 million in contingent milestone payments (each, a “Milestone Payment” and collectively, the “Milestone Payments”) (the “Acquisition Obligation”) to DEFJ upon the achievement within ten (10) years of the date of the MIPA of the following milestone events (each, a “Milestone Event”) upon the first achievement by us or on our behalf (including by any licensee or assignee of rights to commercialize the Seller Lead Candidate as defined in the MIPA) of the corresponding Milestone Event as follows: (i) a milestone payment of five million U.S. dollars ($5,000,000) upon the first dosing of the Seller Lead Candidate in a patient in a United States Phase 3 Clinical Study; (ii) a milestone payment of ten million U.S. dollars ($10,000,000) upon the achievement of the applicable primary endpoint in a United States Phase 3 Clinical Study of the Seller Lead Candidate; (iii) a milestone payment of twenty million U.S. dollars ($20,000,000) upon the first submission of a Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) for the Seller Lead Candidate; and (iv) a milestone payment of sixty million U.S. dollars ($60,000,000) upon the first approval by the FDA of a BLA for the Seller Lead Candidate.

The estimated fair value of the Acquisition Obligation at June 30, 2026, and at December 31, 2025, was approximately $6.5 million and $6.4 million, respectively.

Fair Value Option

The Company has elected the fair value option for the Convertible Notes associated with the SEPA which are recorded in Notes payable – convertible, at fair value on the Company’s Consolidated Balance Sheets. The Company’s fair value option elections are made in accordance with the guidance in Accounting Standards Codification (“ASC”) 825, Financial Instruments, allowing entities to make an irrevocable election of fair value as the initial and subsequent measurement attributed for certain eligible financial assets and liabilities. The decision to elect the fair value option is determined on an instrument-by-instrument basis and must be applied to an entire instrument. Assets and liabilities measured at fair value pursuant to this guidance are required to be reported on the Company’s Consolidated Balance Sheets separate from instruments using another accounting method.

In the case of the convertible notes for which fair value option was elected, origination fees and costs related to the initiation of the notes should be immediately recognized in earnings on the Company’s Consolidated Statements of Operations. In the case of notes for which the fair value option is elected, financing fees related to the convertible notes should be immediately recognized as an expense on the Company’s Consolidated Statements of Operations within General and Administrative expense. Unrealized gains and losses on assets and liabilities for which the fair value option has been elected are also reported in earnings without deferral. This is because under the fair value option, a company reports the instrument at its exit price (i.e., the price that would be received to sell the instrument in an orderly transaction), which reflects the market’s assessment of the instrument’s cash flows and risks, and does not include any specific costs or fees.

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

Internal control over financial reporting

We previously determined that material weaknesses in our internal control over financial reporting existed prior to our IPO. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, or our 2025 Annual Report, under the caption, “We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our consolidated financial condition or consolidated results of operations, which may adversely affect our business.” We subsequently retained an independent consulting firm to assist us in improving our control systems and procedures, and have implemented new software systems designed to enhance our ability to process financial transaction information. There is no assurance that any controls we implement will prevent fraud or enable accurate or timely financial reporting. In assessing our financial controls and procedures as described in “Item 4. Controls and Procedures,” our management determined that our internal control resulted in a material weakness as of December 31, 2025, related to certain transactions arising from the Acquisition. Based on this assessment, our management concluded that while we believe that all significant and unusual transactions have been appropriately recorded and that our consolidated financial statements at and for the six months ended June 30, 2026, are fairly presented in all material respects in accordance with U.S. GAAP, the material weakness reported in our 2025 Annual Report still exists because the changes we have made to our controls must operate for at least six months and be tested before we can conclude that our internal control over financial reporting is effective and the material weakness has been fully remediated. We will conduct a more complete assessment of the effectiveness of our internal controls in connection with our 2026 year end audit.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company” as defined in the JOBS Act. We will remain an emerging growth company until the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (iv) December 31, 2026, which is the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

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

Information Technology Risks

Our data and computer systems are subject to threats from malicious software codes and viruses, phishing, ransomware, business email compromise attacks, or other cyber-attacks. In the past, we have been subject to what we believe was a phishing attack. We do not believe this incident had a material impact on our business or consolidated financial condition. However, the number and complexity of these threats continue to increase. See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, under the caption, “We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.” We have taken and continue to take steps to mitigate the risk of cyberattacks including enhancing email screening, engaging with a computer support firm to provide forensics and training services, among other services, and enhancing security protocols for vendor payments. We intend to take additional steps to continue to enhance cybersecurity defenses. Despite steps we have taken or may take in the future, there is no assurance that we will not suffer material and adverse consequences as a result of cyberattacks or other computer-based activities. In addition, there is no assurance that any steps we may take will be effective or prevent material adverse effects on our consolidated financial condition or consolidated results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2026, and December 31, 2025, our cash was held in checking and savings accounts at major U.S. banks. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of our holdings, an immediate 10% change in the interest rate would not materially affect the fair market value of our investments or our consolidated financial position or consolidated results of operations.

As of June 30, 2026, we had one convertible note outstanding which bears a fixed interest rate; we therefore do not believe we are subject to interest rate risk related to debt. At December 31, 2025, we had no debt outstanding.

Foreign currency exchange risk

Our primary exposure to market risk is foreign exchange rate sensitivity to the Euro, the currency for certain of our major purchases. Foreign currency transaction gains or losses, if any, are recorded as a component of other income (expense) in our consolidated statements of operations. For the three and six months ended June 30, 2026, we recognized losses on foreign currency transactions of approximately $36 thousand and $58 thousand, respectively. An immediate 5% change in the Euro exchange rate would not have a material effect on our consolidated results of operations.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f) or 15d-15(f). Our internal control system was designed to provide reasonable assurance to our management and our Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO criteria). Based on this assessment, our management concluded that while we believe all significant and unusual transactions have been appropriately recorded and that our consolidated financial statements for the six months ended June 30, 2026, are fairly presented in all material respects in accordance with U.S. GAAP, the material weakness reported in our 2025 Annual Report still exists because the changes we have made to our controls must operate for at least six months and be tested before we can conclude that our internal control over financial reporting was effective and the material weakness has been fully remediated. This Quarterly Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Remediation Efforts

To address previous internal control deficiencies including the material weakness reported in our 2025 Annual Report, we took steps such as implementing more robust accounting policies and procedures, implementing new accounting software, and, most particularly, hiring of or engaging additional finance and accounting personnel including consultants and other third-party resources with requisite experience and technical accounting expertise. The small size of our finance and accounting staff requires us to rely on outside parties for certain accounting analyses such as for non-routine transactions. We also engaged an independent consulting firm to assist us in evaluating and improving our accounting processes, and in evaluating new accounting policies. Our independent consulting firm will conduct further testing and assessments of our controls related to the material weakness and overall. We will conduct a more complete assessment of the effectiveness of our internal controls in connection with our 2026 year end audit.

We believe that these efforts have improved our internal control over financial reporting. However, implementation of these and other measures will be ongoing and will require validation and testing of their design and operating effectiveness over a sustained period of financial reporting cycles. We cannot reasonably estimate when these remediation measures will be completed nor can we assure you that the measures we have taken to date, and are continuing to take, will be sufficient to preclude potential future material weaknesses. Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter covered by this Quarterly Report on Form 10-Q which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, integration of ABCJ, LLC into our system of internal control over financial reporting continues which may result in future changes to our internal control environment.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On April 24, 2026, Wheeler Bio, Inc. (“Wheeler”) filed a complaint in the Supreme Court of the State of New York, County of New York, captioned Wheeler Bio, Inc. v. Polynoma LLC, et al., No. 652458/2026 against Polynoma and us (the “Wheeler Action”). The Wheeler Action asserts two causes of action: breach of contract against Polynoma and intentional interference with contractual relations against us. The claims arise out of an agreement between Wheeler and Polynoma for certain contract development and manufacturing services offered by Wheeler (the “Wheeler Agreement”). Wheeler alleges that, on October 1, 2025, Polynoma terminated a Statement of Work and a Change Order effective immediately without advance notice required by the Wheeler Agreement, and has failed to pay certain delay fees, cancellation fees, and invoices generated in connection with the Wheeler Agreement. Wheeler further alleges that we caused Polynoma to terminate the Wheeler Agreement and to refuse to pay the fees at issue. The Wheeler Action seeks various amounts for compensatory and punitive damages, restitution, pre- and post-judgment interest, and attorneys’ fees and costs involving as much as approximately $9.2 million. The Company disputes the claims in the Wheeler Action and intends to defend vigorously against this litigation. Under the Wheeler Agreement, the parties agreed that any disputes regarding Wheeler’s performance would be resolved by arbitration.  The Company filed a motion to compel arbitration and to stay the litigation pending the outcome of arbitration. On July 30, 2026, the Court entered an order compelling the dispute to arbitration and staying the litigation pending a final decision in that arbitration.

ITEM 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2025, or our Annual Report, filed with the SEC, as amended and supplemented by the information in our subsequent Quarterly Reports on Form 10-Q or other subsequent filings, together with all of the other information contained in this Quarterly Report, including our unaudited consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report, and the risk factors set forth below. The risk factors disclosure in our Annual Report and subsequent Quarterly Reports on Form 10-Q is qualified by the information that is described in this Quarterly Report. Any of these factors could result in a significant or material adverse effect on our business, consolidated results of operations or consolidated financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also have a material adverse effect on our business, consolidated financial condition or consolidated results of operations. You should review the risk factors in our Annual Report, subsequent SEC filings and the risk factors discussed below for important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We could lose our listing on the Nasdaq Capital Market if our stockholders’ equity or the closing bid price of our common stock do not meet Nasdaq requirements, if we do not meet Nasdaq’s new requirement with respect to a Nasdaq-listed company’s market value of listed securities, or if we do not comply with other Nasdaq requirements. The loss of our Nasdaq listing would in all likelihood make our common stock significantly less liquid and adversely affect its value, including a total loss of value. Loss of our Nasdaq listing would in all likelihood also make it much more difficult for us to raise additional capital.

Our stockholders’ equity in this Quarterly Report on Form 10-Q does not meet Nasdaq Capital Market, LLC, or Nasdaq, rules for continued listing of our stock on Nasdaq. As previously disclosed, on May 19, 2026, we received a deficiency notice to this effect from Nasdaq with the opportunity to present our plan to Nasdaq for regaining compliance. On July 20, 2026, we obtained stockholder approval for the conversion of our preferred stock and, between July 20, 2026, and August 10, 2026, all of our outstanding shares of preferred stock converted into Common Stock. As a result, we believe that we now exceed the minimum stockholders’ equity requirement and Nasdaq has confirmed this conclusion. Nevertheless, there is no assurance that we will continue to meet Nasdaq rules for continued listing of our stock.

On July 22, 2026, the SEC approved a new Nasdaq rule mandating immediate delisting of companies listed on Nasdaq if the market value of their listed securities, or MVLS, falls below $5 million for 30 consecutive business days. Nasdaq defines MVLS as the closing bid price of a company’s stock multiplied by its total listed shares outstanding. Under the new rule, there is no cure period and appealing to a Nasdaq Hearings Panel will not halt suspension of trading on Nasdaq. While the SEC issued a stay on July 29, 2026, pausing this rule, there is no assurance that the new rule will not become effective, that our MVLS will remain above $5 million for 30 consecutive business days or that our stock will not be delisted. At August 10, 2026, based on our Nasdaq official closing price of $3.88 per share, our MVLS was approximately $65.7 million.

In the event of a delisting from Nasdaq, our stock would likely be traded in the over-the-counter inter-dealer quotation system, more commonly known as the OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the securities exchanges, such as Nasdaq, or Exchange-listed stocks. Many OTC stocks trade less frequently and in smaller volumes than Exchange-listed stocks. Accordingly, our stock would be less liquid than it would be otherwise. Also, the prices of OTC stocks are often more volatile than Exchange-listed stocks. Additionally, many institutional investors are prohibited from investing in OTC stocks, and it might be more challenging to raise capital when needed. Further, a delisting of our stock from trading on Nasdaq could also adversely affect our reputation, relationships with business partners, and access to strategic opportunities.

As further described elsewhere in this Quarterly Report on Form 10-Q, in light of our financial position and our need to raise additional capital, delisting of our common stock from Nasdaq would materially limit our ability to obtain additional equity capital.

We will need to raise substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, scale back or discontinue some of our therapeutic candidate development programs or commercialization efforts.

The development of pharmaceutical drugs and biological products is capital intensive. At June 30, 2026, we had cash totaling approximately $8.4 million. We believe that these funds together with funds we expect to receive in connection with the Second Convertible Note under the SEPA will be sufficient to support our operating expenses and capital expenditure requirements through approximately year end 2026. As a result, we will need to raise additional capital to continue as a going concern. Unless we receive additional funding, we may not be able to complete clinical trials we begin. Further, we may only be able to complete the trial in a small subset of patients and in only one tumor type. Even if completed, we will require additional funds to advance further. If we are capital constrained, we may not be able to meet our obligations. If we are unable to meet our obligations, or we experience a disruption in our cash flows, it could limit or halt our ability to continue to develop our therapeutic candidates or even to continue operations, either of which occurrence would have a material adverse effect on us.

We expect our expenses to continue to increase in connection with our ongoing activities, particularly as we continue the research and development of, advance the preclinical and clinical activities of, and seek marketing approval for, our current or future therapeutic candidates. In addition, if we obtain marketing approval for any of our current or future therapeutic candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution to the extent that such sales, marketing, product manufacturing and distribution do not become the responsibility of collaborators. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future therapeutic candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we expect to continue to incur significant costs associated with operating as a public company. If we are unable to raise capital when needed, we would be forced to delay, scale back or discontinue the development and commercialization of one or more of our therapeutic candidates, delay our pursuit of potential licenses or acquisitions, or significantly reduce our operations.

Identifying potential current or future therapeutic candidates, manufacturing, and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve drug sales. In addition, our current or future therapeutic candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to continue to rely on additional funding to achieve our business objectives. In addition to having obtained funding from sales of equity and equity-related securities, we have also received funding under grants awarded by U.S. federal government agencies and may seek additional grants in the future. Recently, an application we submitted to the National Cancer Institute was removed from consideration based on a foreign risk assessment. There can be no assurance that any future applications we submit to any U.S. federal government agencies will result in any awards, which could increase our need to obtain funding from other sources.

Because we are relying on the exemptions from corporate governance requirements as a result of being a “controlled company” within the meaning of the Nasdaq listing standards, you do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Because entities affiliated with CKLS control a majority of our common stock, we are a “controlled company” within the meaning of the Nasdaq listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including (1) the requirement that a majority of the Board consist of independent directors, (2) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) the requirement that the Board have a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. However, our Board is currently comprised of a majority of independent directors and we currently have a Nominating and Corporate Governance Committee the members of which are all independent directors. If we were to fully avail ourselves of the controlled company rules, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

CKLS controls us and its interests may conflict with ours or yours in the future.

CKLS, through its wholly-owned subsidiary DEFJ, beneficially owns approximately 83.5% of the voting power of our common stock as of August 10, 2026. For so long as CKLS continues to have voting power over a significant percentage of our common stock, even if such amount is less than 50%, it will still be able to significantly influence the composition of our Board and the approval of actions requiring stockholder approval. Although the holders of our common stock will be entitled to vote on all matters on which stockholders of a corporation are generally entitled to vote under the Delaware General Corporation Law (the “DGCL”), including the election of our Board, CKLS’s voting power may effectively allow it to control the outcome of matters submitted to our stockholders for approval. Accordingly, CKLS will have significant influence with respect to our Board, management, business plans and policies, including the appointment and removal of our officers. In particular, for so long as CKLS continues to beneficially own a significant percentage of our common stock, it will be able to cause or prevent a change of control of our company or a change in the composition of our Board and could preclude any unsolicited acquisition of our company. CKLS’s ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of our company and ultimately might affect the market price of our common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)Unregistered Sales of Equity Securities

None.

(b)Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

(c)Issuer Purchases of Equity Securities

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(c) Rule 10b5-1 Trading Arrangements.

From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2026, none of the Company’s directors or officers adopted, modified or terminated a plan or other arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

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

3.8

Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Non-Voting Convertible Preferred Stock of TransCode Therapeutics, Inc., dated July 16, 2026 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on July 17, 2026).

3.9

Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock and Series B Non-Voting Convertible Preferred Stock of TransCode Therapeutics, Inc., dated August 3, 2026 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on August 3, 2026).

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
**

These certifications are being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCODE THERAPEUTICS, INC.

Date: August 14, 2026	/s/ Philippe P. Calais
Philippe P. Calais
Chief Executive Officer
(Principal Executive Officer)